Form 10-Q
period 2000-03-31
AVENUE A INC
filed 2000-05-15
CIK 1071806

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number: 0-23137

                               ----------------

                                AVENUE A, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

                 Washington                                      91-1819567
           (State of Incorporation)               (I.R.S. Employer Identification Number)

                         506 Second Avenue, 9th Floor
                           Seattle, Washington 98104
                   (Address of principal executive offices)

                                (206) 816-8800
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No[X]

  The number of shares of the registrant's Common Stock outstanding as of April 30, 2000 was 58,116,248.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 AVENUE A, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements....................     3
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    10
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    22

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    23
 Item 2. Changes in Securities and Use of Proceeds......................    23
 Item 6. Exhibits and Reports on Form 8-K...............................    23

                                 AVENUE A, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                             March 31,  December 31,
                                                               2000         1999
                                                            ----------- ------------
                                                            (unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents................................  $ 73,551     $ 10,962
  Short-term investments...................................    73,094       11,803
  Accounts receivable, net of allowances of $1,254 and
   $1,594 at March 31, 2000 and December 31, 1999,
   respectively............................................    36,427       28,295
  Other receivables........................................       555          183
  Prepaid expenses and other current assets................       634          153
                                                             --------     --------
      Total current assets.................................   184,261       51,396
                                                             --------     --------
Property and equipment, net of accumulated depreciation of
 $1,574 and $977 at March 31, 2000 and December 31, 1999,
 respectively..............................................     9,709        4,625
Intangible assets, net.....................................     4,825        5,221
Other assets...............................................       977          849
                                                             --------     --------
      Total assets.........................................  $199,772     $ 62,091
                                                             ========     ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................  $ 35,537     $ 36,075
  Accrued expenses.........................................     5,243        3,066
  Notes payable, current portion...........................       333          303
  Deferred revenue.........................................     1,303           20
                                                             --------     --------
      Total current liabilities............................    42,416       39,464
                                                             --------     --------
Notes payable, less current portion........................       601          683
                                                             --------     --------
      Total liabilities....................................    43,017       40,147
                                                             --------     --------
Shareholders' equity:
  Convertible preferred stock, $0.01 par value
   Authorized 37,500
   Outstanding 0 and 16,416 at March 31, 2000 and December
   31, 1999, respectively..................................       --           164
  Common stock, $0.01 par value
   Authorized 200,000
   Outstanding 58,081 and 25,121 at March 31, 2000 and
   December 31, 1999, respectively.........................       581          251
  Paid-in capital..........................................   226,969       60,424
  Deferred stock compensation..............................   (45,310)     (22,670)
  Subscription receivable..................................      (965)        (965)
  Accumulated deficit......................................   (24,520)     (15,260)
                                                             --------     --------
      Total shareholders' equity...........................   156,755       21,944
                                                             --------     --------
      Total liabilities and shareholders' equity...........  $199,772     $ 62,091
                                                             ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 AVENUE A, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                              Quarter Ended
                                                                March 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
Revenue..................................................... $46,774  $ 2,457


Expenses:
  Cost of revenue...........................................  38,515    1,766
  Client services...........................................   3,507      460
  Technology and operations.................................   2,795      498
  Selling, general, and administrative......................   4,618    1,075
  Depreciation and amortization of property and equipment...     608      112
  Amortization of intangible assets.........................     510      --
  Amortization of deferred stock compensation...............   6,190      --
                                                             -------  -------
    Total expenses..........................................  56,743    3,911
                                                             -------  -------
Loss from operations........................................  (9,969)  (1,454)


Interest income, net........................................     709       22
                                                             -------  -------


Net loss.................................................... $(9,260) $(1,432)
                                                             =======  =======


Basic and diluted net loss per share........................ $ (0.25) $ (0.08)
                                                             =======  =======


Shares used in computing basic and diluted net loss per
 share......................................................  36,664   18,097
                                                             =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                 AVENUE A, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                           Convertible
                            Preferred
                              Stock        Common Stock              Deferred                                Total
                          ---------------  ------------- Paid-In      Stock     Subscription Accumulated Shareholders'
                          Shares   Amount  Shares Amount Capital   Compensation  Receivable    Deficit      Equity
                          -------  ------  ------ ------ --------  ------------ ------------ ----------- -------------
BALANCES, December 31,
 1999...................   16,416  $ 164   25,121  $251  $ 60,424    $(22,670)     $(965)     $(15,260)    $ 21,944
Conversion of preferred
 stock..................  (16,416)  (164)  24,624   246       (82)        --         --            --           --
Issuance of common
 stock, net.............      --     --     6,037    60   133,513         --         --            --       133,573
Exercise of common stock
 warrant................      --     --       678     7       368          -         --            --           375
Exercise of common stock
 options................      --     --     1,621    17     3,981         --         --            --         3,998
Deferred stock
 compensation related to
 common stock options...      --     --       --    --     28,830     (28,830)       --            --           --
Amortization of deferred
 stock compensation.....      --     --       --    --        --        6,190        --            --         6,190
Unrealized loss on
 investments............      --     --       --    --        (65)        --         --            --           (65)
Net loss................      --     --       --    --        --          --         --         (9,260)      (9,260)
                          -------  -----   ------  ----  --------    --------      -----      --------     --------
BALANCES, March 31,
 2000...................      --   $ --    58,081  $581  $226,969    $(45,310)     $(965)     $(24,520)    $156,755
                          =======  =====   ======  ====  ========    ========      =====      ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 AVENUE A, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              Quarter Ended
                                                                March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................. $ (9,260) $(1,432)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization...........................    7,297      112
    Changes in assets and liabilities:
      Accounts receivable...................................   (8,132)  (1,190)
      Other receivables and other current assets............     (853)       8
      Other assets..........................................     (242)     (17)
      Accounts payable......................................     (538)     398
      Accrued expenses......................................    2,178      135
      Deferred revenue......................................    1,283      (91)
                                                             --------  -------
Net cash used in operating activities.......................   (8,267)  (2,077)
                                                             --------  -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (5,610)    (231)
  Purchases of marketable securities, net...................  (61,291)     --
  Loss on disposal of fixed assets..........................      (71)     --
                                                             --------  -------
    Net cash used in investing activities...................  (66,972)    (231)
                                                             --------  -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable..................................      (52)     --
  Proceeds from issuance of common stock and exercises of
   common stock options, net................................  137,880       62
  Proceeds from issuance of convertible preferred stock,
   net......................................................      --     2,821
  Payments to affiliate, net................................      --       (75)
                                                             --------  -------
    Net cash provided by financing activities...............  137,828    2,808
                                                             --------  -------
Net increase in cash and cash equivalents...................   62,589      500
Cash and cash equivalents, beginning of period..............   10,962      847
                                                             --------  -------
Cash and cash equivalents, end of period.................... $ 73,551  $ 1,347
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                AVENUE A, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2000
               (in thousands except share and per share amounts)
                                  (unaudited)

1. Organization and Operations of the Company

  Avenue A (the Company) provides technology-based Internet advertising services to businesses. The Company integrates Internet media planning and buying, proprietary ad management technology, anonymous user profiling, data analysis systems, and Precision Email(TM) services to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. The Company focuses on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients.

  The Company began operations in July 1997 and was incorporated in February 1998. During the early stages of the Company, Pacific Coast Feather Company
(PCF) provided loans to fund operations and provided certain accounting services.

  On September 2, 1999, the Company completed the acquisition of iballs LLC (iballs), a full service interactive media planner and buyer. The acquisition was recorded using the purchase method of accounting, therefore, the results of operations of iballs and the fair value of the acquired assets and liabilities were included in the Company's consolidated financial statements beginning on the acquisition date.

  The Company is subject to a number of risks similar to other companies in a comparable stage of development including reliance on key personnel, competition from other companies with greater financial, technical and marketing resources, and the risk relating to the ability to secure adequate financing.

2. Summary of Significant Accounting Policies

  Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's audited financial statements and the accompanying notes for the years ended December 31, 1999 and 1998, as included in the Company's Registration Statement on Form S-1 (Registration No. 333-92301) filed with the SEC.

  In January 2000, the Board of Directors approved a 3-for-2 stock split of the Company's common stock paid in the form of a common stock dividend. The related common stock, per-share data and preferred stock conversion ratios in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

  Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

                                AVENUE A, INC.

                                March 31, 2000
               (in thousands except share and per share amounts)
                                  (unaudited)


  Revenue Recognition: Revenue consists of both advertising services revenue and advertising service fee revenue. Advertising services revenue consists of the gross value of the Company's billings to its clients, which includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. Under advertising services contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to its clients. Under these arrangements, the Company is ultimately responsible for payment to Web sites for the cost of space the Company purchases. Advertising service fees revenue consists of commissions earned on services the Company provides to its clients. To generate revenue from advertising service fees, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under the advertising service fee arrangements, the Company's clients are ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. Revenue under both advertising services and advertising service fees is recognized over the period that the related advertising is delivered.

  Revenue is deferred in cases where the Company has not yet earned advertising revenue due to billing the customer in advance or receiving payment from the customer prior to providing the services.

  Computation of Basic and Diluted Net Loss Per Share: Historical net loss per share has been calculated under Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares issued upon conversion of preferred stock, and exercise of common stock options and warrants are antidilutive.

  Segment Reporting: In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to shareholders. SFAS 131 was effective for the Company's year ended December 31, 1999. The Company operates solely in one segment, providing Internet advertising services. As of March 31, 2000, the Company's assets are located solely in the United States. The Company had no international revenue during the periods presented.

  Recent Accounting Pronouncements: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently reviewing the impact of this statement on its financial statements and results of operations.

  In December 1999, the Staff of the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 for the quarter ended June 30, 2000. The Company believes their revenue recognition practices are in conformity with the guidelines in SAB 101.

                                AVENUE A, INC.

                                March 31, 2000
               (in thousands except share and per share amounts)
                                  (unaudited)


  In March 2000, the FASB released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the Company's financial statements.

3. Initial Public Offering

  In February 2000, the Company completed its initial public offering of 6,037,500 shares of common stock (including the underwriters' over-allotment shares) at a purchase price of $24.00 per share for net proceeds of approximately $133,500, after deducting applicable issuance costs and expenses. The net proceeds received by the Company will be used for general corporate purposes, including working capital to fund anticipated operating losses and to expand operations internationally.

  Upon the close of the initial public offering, each share of preferred stock then outstanding was converted into 1.5 shares of common stock and a warrant to purchase 678,000 shares of common stock was exercised at an aggregate exercise price of approximately $375.

4. Earnings Per Share

  The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                      Quarter Ended March 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
   Net Loss (numerator for basic and diluted):....... $    (9,260) $    (1,432)
                                                      ===========  ===========
   Shares (denominator for basic and diluted):
     Gross weighted average common shares
      outstanding....................................  40,277,351   18,096,513
      Less:
      Weighted average common shares subject to
       repurchase....................................   3,613,020          --
                                                      -----------  -----------
   Shares used in computation........................  36,664,331   18,096,513
                                                      ===========  ===========
   Basic and diluted net loss per share.............. $      (.25) $      (.08)
                                                      ===========  ===========

5. Acquisition

  Effective September 2, 1999, the Company, in a transaction accounted for as a purchase, acquired iballs, a New York based, full service interactive media planning and buying company. In connection with the acquisition, the Company issued 750,000 shares of common stock and paid $3,500 in cash in exchange for all of the outstanding members' equity of iballs. The following table presents the 1999 unaudited pro forma results assuming that the Company had acquired iballs at the beginning of fiscal year 1999. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                                  Quarter Ended
                                                                  March 31, 1999
                                                                  --------------
       Total revenue.............................................    $ 3,020
       Net loss..................................................    $(1,756)
       Basic and diluted loss per share..........................    $  (.09)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties. Avenue A's actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this report. You should also carefully review the risk factors set forth in our other reports or documents including our prospectus related to our initial public offering filed with the Securities and Exchange Commission on February 28, 2000 pursuant to Rule 424(b)(4) of the Securities Act of 1933 and, from time to time, our Quarterly Reports on Form 10-Q and any current reports on Form 8-K.

Overview

  We provide technology-based Internet advertising services to businesses. We integrate Internet media planning and buying, proprietary ad management technology, anonymous user profiling, data analysis systems, and Precision Email(TM) services to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. We focus on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients.

  We generate revenue by providing Internet advertising services, which include the procurement of Internet advertising space for our clients. Due to a change in the way we structure our advertising contracts, we have changed from accounting for our revenue primarily as advertising service fee revenue to accounting for our revenue primarily as advertising services revenue. Advertising service fee revenue, which is generated under advertising service fee contracts, consists of commissions earned on services we provide to clients. Advertising services revenue, which is generated under advertising services contracts, consists of the gross value of our billings to clients and includes the price of the advertising space we purchase from Web sites to sell to clients. Under advertising services contracts, we recognize the cost of the advertising we purchase for our clients as an expense and the payments we receive from our clients for this advertising as revenue. Consequently, our shift from advertising service fee contracts to advertising services contracts has resulted in recognition of greater revenue and expenses for the same level of client services and advertising.

  During the first quarter of 1999, we replaced a majority of our advertising service fee contracts with advertising services contracts. All of the clients we acquired during 1999 have entered into advertising services contracts, and substantially all of the contracts with clients prior to 1999 have been converted to advertising services contracts. To generate advertising services revenue, we purchase advertising space from publisher Web sites and sell the purchased space to our clients. Although the increase in our revenue in recent periods is a result of an increase in our number of clients and increased total spending by clients, revenue has increased disproportionately relative to prior periods as a result of the recognition of gross billings to our clients as revenue in connection with our use of advertising services contracts. Although we currently derive some of our revenue from advertising service fee contracts, we expect that the majority of our future revenue will continue to be derived from advertising services contracts.

  We believe that our operating results will continue to be subject to seasonal fluctuations because retail advertisers generally purchase substantially more advertising space during the fourth calendar quarter of each year than during other quarters, particularly the first calendar quarter.

Results of Operations

 Comparison of the Quarters Ended March 31, 2000 and March 31, 1999

  The following table presents, in dollars and as a percentage of revenue, unaudited statements of operations data for the quarters ended March 31, 2000 and 1999. This information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any quarter are not necessarily indicative of results for any future period.

                                                Quarter Ended March 31,
                                              -------------------------------
                                                  2000             1999
                                              --------------   --------------
                                                 (in thousands except
                                                  percentage amounts)
Revenue...................................... $46,774  100.0%  $ 2,457  100.0%
Expenses:
  Cost of revenue............................  38,515   82.3     1,766   71.9
  Client services............................   3,507    7.5       460   18.7
  Technology and operations..................   2,795    6.0       498   20.3
  Selling, general and administrative........   4,618    9.9     1,075   43.8
  Depreciation and amortization of property
   and equipment.............................     608    1.3       112    4.6
  Amortization of intangible assets..........     510    1.1       --     --
  Amortization of deferred stock
   compensation..............................   6,190   13.2       --     --
                                              -------  -----   -------  -----
    Total expenses...........................  56,743  121.3     3,911  159.2
                                              -------  -----   -------  -----
Loss from operations.........................  (9,969) (21.3)   (1,454) (59.2)
Interest income, net.........................     709    1.5        22     .9
                                              -------  -----   -------  -----
Net loss..................................... $(9,260) (19.8)% $(1,432) (58.3)%
                                              =======  =====   =======  =====

  Revenue. Revenue increased from $2.5 million for the quarter ended March 31, 1999 to $46.8 million for the quarter ended March 31, 2000. The increase was primarily due to an increase in the number of our clients from 27 as of March 31, 1999 to 96 as of March 31, 2000 and the change from the use of advertising service fee contracts to the use of advertising services contracts.

  Cost of revenue. Cost of revenue consists of the cost of advertising space that we purchase from publisher Web sites, including inventory purchased by our AdClub, Inc. subsidiary, and the cost of delivering advertisements over the Internet. Cost of revenue increased from $1.8 million, or 71.9% of revenue, for the quarter ended March 31, 1999 to $38.5 million, or 82.3% of revenue, for the quarter ended March 31, 2000. The increase was primarily due to increases in the volume of advertising space we purchased. Cost of advertising services as a percentage of revenue also increased during this period. The increase was primarily due to the change from the use of advertising service fee contracts to the use of advertising services contracts. During the quarter ended March 31, 1999, revenue consisted of both commissions derived from advertising service fee contracts and revenue derived from advertising services contracts. During the quarter ended March 31, 2000, revenue was derived primarily from advertising services contracts.

  Client services. Client services expenses consist primarily of salaries and related expenses for client service personnel. These employees are organized into Client Service teams consisting of client strategists, media buyers, account coordinators and media engineers. Client services expenses also include the salaries and related expenses for personnel in our data analysis group. Client services expenses increased from $460,000, or 18.7% of revenue, for the quarter ended March 31, 1999 to $3.5 million, or 7.5% of revenue, for the quarter ended March 31, 2000. The increase in client services expenses was primarily due to the increase in the number of our Client Service teams, which was in response to the increase in the number of our clients from 27 as of March 31, 1999 to 96 as of March 31, 2000. We anticipate continued increases in our client services expenses to accommodate growth in our client base.

  Technology and operations. Technology and operations expenses consist of salaries and related costs for information technology and software development personnel. In addition, these expenses include the cost of housing our ad servers and other equipment at third-party co-location facilities. Technology and operations expenses increased from $498,000, or 20.3% of revenue, for the quarter ended March 31, 1999 to $2.8 million, or 6.0% of revenue, for the quarter ended March 31, 2000. The increase in technology and operations expenses was primarily due to increases in the number of personnel in software development, production systems and information systems. Due to our increasing volume of advertisements served, we have increased our capacity for ad serving, in part by adding computer equipment to the data centers maintained at our co-location facilities, resulting in increased rental charges. We anticipate continued increases in our technology and operations expenses in future periods as we add additional technology-based services to our service offering, supply additional productivity tools to our Client Service teams and accommodate additional clients.

  Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses increased from $1.1 million, or 43.8% of revenue, for the quarter ended March 31, 1999 to $4.6 million, or 9.9% of revenue, for the quarter ended March 31, 2000. The increase in selling, general and administrative expenses was primarily due to increases in the number of personnel. During the period, we added substantially to our management team, developed an in-house accounting function, created a marketing department and increased our recruiting efforts. We anticipate continued growth of our selling, general and administrative expenses as we expand our administrative and marketing staff, add new marketing programs and incur additional costs associated with being a public company.

  Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment increased from $112,000, or 4.6% of revenue, for the quarter ended March 31, 1999 to $608,000, or 1.3% of revenue, for the quarter ended March 31, 2000. The dollar increase was primarily due to purchases of production equipment for operations and computer equipment as a result of increased personnel.

  Amortization of intangible assets. In connection with the purchase of iballs, LLC (iballs) during September 1999, we recorded intangible assets of approximately $6.0 million related to the iballs customer base and workforce. During the quarter ended March 31, 2000, we recorded amortization of these intangible assets of $510,000.

  Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. During the quarter ended March 31, 2000, we recorded deferred stock compensation of $28.8 million and related amortization of deferred stock compensation of $6.2 million. As of March 31, 2000, we have recorded aggregate deferred compensation and related amortization of $56.2 million and $10.9 million, respectively. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. The remaining unamortized balance of $45.3 million will be fully amortized by the quarter ending March 31, 2004.

  Interest income, net. Net interest income consists of earnings on our cash and cash equivalents. Net interest income increased from $22,000, or 0.9% of revenue, for the quarter ended March 31, 1999 to $709,000, or 1.5% of revenue, for the quarter ended March 31, 2000. The increase was primarily due to higher cash balances resulting from our initial public offering of common stock, which was completed during the first quarter of 2000.

  Our quarterly and annual revenue, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. Because of these fluctuations, we believe that period-to-period comparisons are not a good indication of our future financial performance.

Liquidity and Capital Resources

  Since inception we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $133.5 million during the first quarter of 2000.

  As of March 31, 2000, we had cash and cash equivalents of $73.6 million and short-term investments of $73.1 million. We have a $1.0 million equipment term loan facility with Silicon Valley Bank which was fully utilized as of March 31, 2000.

  Cash used in operating activities was $8.3 million for the quarter ended March 31, 2000 and $2.1 million for the quarter ended March 31, 1999.

  Cash used in investing activities was $67.0 million for the quarter ended March 31, 2000 and $231,000 for the quarter ended March 31, 1999. Cash used in investing activities for the quarter March 31, 2000 was primarily related to purchases of marketable securities and purchases of computer equipment to expand our ad serving capacity and to equip employees hired during that period.

  Cash provided by financing activities was $137.8 million for the quarter ended March 31, 2000 and $2.8 million for the quarter ended March 31, 1999. The cash provided by financing activities during the quarter ended March 31, 2000 primarily related to the net proceeds related to our initial public offering of common stock, which raised approximately $133.5 million in the first quarter of 2000.

  As of March 31, 2000, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank which requires monthly payments through 2002. This note is secured by the equipment purchased with the proceeds from the note.

  Since our inception, we have significantly increased our operating expenses. We currently anticipate that we will continue to experience significant growth in our operating expenses and that such expenses will be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are currently reviewing the impact of this statement on its financial statements and results of operations.

  In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for the quarter ended June 30, 2000. We believe our revenue recognition practices are in conformity with the guidelines in SAB 101.

  In March 2000, the FASB released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the our financial statements.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

  You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed.

Risks Related to Our Company and Business

 We are subject to risks frequently encountered by early-stage companies in the Internet advertising market

  Our prospects for financial and operational success must be considered in light of the risks frequently encountered by early-stage companies in the Internet advertising industry. These risks include the need to:

  .  attract new clients and maintain current client relationships;

  .  achieve effective advertising campaign results for our clients;

  . continue to develop and upgrade our technologies to keep pace with the growth of the Internet advertising market and changes in technology;

  .  continue to expand the number of services we offer;

  . successfully implement our business model, which is unproven and evolving;

  .  manage our expanding operations;

  .  maintain our reputation and build trust with our clients; and

  .  identify, attract, retain and motivate qualified personnel.

  If we do not successfully address these risks, our business could suffer.

 We have a history of losses and anticipate continued losses

  We incurred net losses of $15.8 million for the period from our inception on July 1, 1997 through December 31, 1999, and net losses of $9.3 million for the quarter ended March 31, 2000. As of March 31, 2000, our accumulated deficit was $24.5 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We expect to continue to make significant operating and capital expenditures and, as a result, we will need to generate significant additional revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations or cannot be reduced, we will be unable to achieve or maintain profitability.

 Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

  Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of investors. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price.

  Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:

  . fluctuating demand for our advertising services and changes in the mix of advertisements placed and services provided;

  .  addition of new clients or loss of current clients;

  .  seasonal fluctuations in advertising spending;

  . timing variations on the part of advertisers to implement advertising campaigns;

  .  changes in the availability and pricing of advertising space;

  .  timing and amount of costs relating to the expansion of our operations;
     and

  . costs related to any possible future acquisitions of technologies or businesses.

  Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. In particular, we plan to increase our operating expenses significantly in order to enhance our proprietary technology, expand our client services, sales and marketing operations and expand internationally. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

 Our operating results may fluctuate seasonally, and these fluctuations may cause our stock price to decline

  Our stock price may decline due to seasonal fluctuations. We believe that our operating results will fluctuate depending on the season because retail advertisers generally purchase substantially more advertising space during the fourth calendar quarter of each year than during other quarters, particularly the first calendar quarter. Given our limited operating history, we cannot be certain how pronounced these seasonal trends may be or what, if any, other seasonal trends may emerge that would affect our business.

 Our client contracts have short terms, and the loss of a significant number of these contracts in a short period of time could harm our business

  We derive substantially all of our revenue from the sale of advertising services under short-term advertising campaign services contracts, all of which are cancelable upon 90 days' or less notice. In addition, these contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, cancellation or deferral of a significant number of these contracts in any one period would cause an immediate and significant decline in our revenue and harm our business.

 Some of our competitors have obtained patents and have sued other parties to enforce their rights under these patents, and we may also be subject to patent infringement claims, including claims that our ad serving technologies, processes or methods infringe these or other patents

  Other parties may claim that our technologies, processes or methods infringe their patents. Any such claim may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from providing some of our services, including our core ad serving services, which would substantially harm our business. A U.S. patent was issued to DoubleClick Inc. in September 1999 which may cover some of the technologies, processes or methods that we use in our ad serving systems. We cannot assure you that we will be able to distinguish our technologies, processes or methods from those covered under the DoubleClick patent or that the DoubleClick patent would be invalidated if challenged. In addition, patents have issued to 24/7 Media, Inc. and MatchLogic, Inc., a subsidiary of At Home Corporation, that appear to cover technologies relating to ad serving. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware. Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies.

  Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

 In addition to patent infringement claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

  In addition to patent infringement claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights, trademarks and trade secrets, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services which would substantially harm our business. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property infringement suit, we may be prevented from providing some of our services or using some of the service marks for which we have sought service mark protection, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

 Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name

  Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name. We are aware of third parties that use the name "Avenue A" or similar names, one of which is a Canadian advertising agency. We are also aware of a registration in France of the name "Avenue A" for use in advertising services. There may be other third parties using names similar to ours of whom we are unaware. We may be subject to trademark infringement claims by third parties as a result of our use of the name "Avenue A." In addition, we may not receive approval of our service mark application for the name "Avenue A," and even if the application is approved, the service mark may be challenged by third parties or invalidated. As a result of such infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using the name "Avenue A" unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all. Use of the name "Avenue A" or similar names by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

 Third parties may assert claims against us relating to the collection and use of Internet user information

  Third parties may claim that our collection and use of Internet user information violates federal or state laws, which may cause us to incur significant expenses, pay substantial damages and be prevented from conducting targeted advertising and aggregating data from our clients' advertising campaigns. Several Internet-related companies, including some in the Internet advertising industry, have recently been sued under federal and state laws, or had claims brought against them before the Federal Trade Commission, regarding the collection and use of Internet user information. Any claim by a third party against us regarding our collection and use of Internet user information could harm our business.

 The loss of key personnel or any inability to attract and retain additional personnel could impair our ability to maintain or expand our business

  The loss of the services of any member of our management team or other key employees could harm our business. Our future success depends to a significant extent on the continued service of our key management, client service, engineering, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into noncompetition agreements with our employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

  Our future success also depends on our ability to attract, retain and motivate highly skilled personnel. In particular, we will need to hire a significant number of client service personnel. Competition for qualified personnel in the Internet and technology industries is intense. If we fail to hire and retain a sufficient number of client service personnel, as well as engineering, sales and technical personnel, we will not be able to maintain or expand our business.

 Many of our clients have limited operating histories, are unprofitable and may not be able to pay for our services

  If any of our current or future clients is unable to pay for our services, our business could suffer. Many of our principal clients have limited operating histories and have not achieved profitability. In the past we have lost clients, or have had difficulty collecting payments from clients, who could not pay for our services because they were unable to secure ongoing funding. The ability of many of our clients to meet their payment obligations is affected by the risks and difficulties encountered by companies with limited operating histories, particularly in the evolving Internet market.

 We have many competitors and may not be able to compete successfully in the market for Internet advertising

  The market for Internet advertising is relatively new, yet intensely competitive. We compete most directly with Internet media buyers that integrate ad serving technology and Internet media buying, such as AppNet Inc., through its i33 Communications division, and MediaPlex, Inc. We also compete with:

  . interactive advertising agencies, such as Modem Media Poppe Tyson Inc., Ogilvy & Mather Worldwide through its OgilvyOne division, and Saatchi & Saatchi Advertising, through its Darwin Digital Media Services division;

  . enabling online advertising technology providers, such as At Home Corporation, through its MatchLogic, Inc. subsidiary, CMGI, Inc., through its AdForce, Inc., AdKnowledge, Inc. and Engage Technologies, Inc. subsidiaries, and DoubleClick Inc.;

  . advertising networks, such as DoubleClick Inc., CMGI, Inc., through its Flycast Communications Corporation subsidiary, L90, Inc. and 24/7 Media, Inc.;

  . targeted email service providers, such as At Home Corporation, through its MatchLogic, Inc. subsidiary, ClickAction Inc., Digital Impact, Inc., DoubleClick Inc. and E-Dialog, Inc.; and

  . traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, such as Ogilvy & Mather Worldwide and Saatchi & Saatchi Advertising.

  We believe that the principal competitive factors affecting our market are ad serving technology and functionality, data analysis capabilities, client service and price. Although we believe we currently compete adequately with respect to these factors, our continued ability to compete depends on a number of circumstances, such as:

  . our capability to plan advertising campaigns and serve advertisements across a broad range of Web sites;

  . our ability to respond to rapid technological change and provide feature enhancements and expanded service offerings;

  . the quality and reliability of our operations and client service and support organizations; and

  .  the effectiveness of our sales and marketing efforts.

  Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors, including AdForce, Inc., AdKnowledge, Inc. and Flycast Communications Corporation, have combined or are in the process of combining with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services or that achieve greater market acceptance than our services. In addition, our competitors may develop databases that are larger than or otherwise superior to our databases. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.

 Consolidation in the Internet industry may impair our ability to retain our clients

  Many of our clients may be affected by rapid consolidation in the Internet industry. For example, CMGI, Inc. recently acquired uBid, Inc., one of our top four clients. Our business would suffer if we were to lose a substantial number of clients or any of our significant clients as a result of consolidation. These clients may be required to use the advertising services of the companies that acquire them or of other advertising service providers.

 Consolidation of Internet advertising networks and large Internet portals may impair our ability to serve advertisements, to acquire advertising space at favorable rates and to collect campaign data

  The consolidation of Internet advertising networks and large Internet portals could harm our business. This type of consolidation is currently occurring at a rapid pace and may eventually lead to a concentration of desirable advertising space on a very small number of networks and large Web sites. This type of concentration could substantially impair our ability to serve advertisements if these networks or large Web sites decide not to permit us to serve advertisements on their Web sites or if they develop ad placement systems that are not compatible with our ad serving systems. These networks or Web sites could also use their greater bargaining power to increase their rates for advertising space or prohibit or limit our aggregation of advertising campaign data. In addition, concentration of desirable advertising space in a small number of networks and Web sites could diminish the value of our advertising campaign databases, as the value of these databases depends on the continuous aggregation of data from advertising campaigns on a variety of different Web sites and advertising networks.

 Sustained or repeated system failures could significantly impair our operations and lead to client dissatisfaction

  Sustained or repeated system failures could significantly impair our operations and reduce the attractiveness of our services to our current and potential clients. The continuous and uninterrupted performance of our systems is critical to our success. Our operations depend on our ability to protect these systems against damage from fire, power loss, water damage, earthquakes, telecommunications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events. Clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them. In particular, the failure of our ad serving systems, including failures that delay or prevent the delivery of targeted advertisements to Web sites and advertising networks, could reduce client satisfaction and damage our reputation.

  Our services are substantially dependent on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area at co-location facilities operated by Exodus Communications, Inc. and Verio Inc. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Web sites and advertising networks due to system failures unrelated to our own systems. For example, power outages at one of our co-location facilities, including one outage that lasted for approximately five hours, have prevented us from serving advertisements, tracking user responses and providing performance reports to our clients. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

 Acquisitions or investments may be unsuccessful and may divert our management's attention and consume significant resources

  We may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current business. Any future acquisition or investment may require us to use significant amounts of cash, make potentially dilutive issuances of equity securities and incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

  . difficulties in integrating the operations, technologies, services and personnel of acquired businesses;

  .  diversion of management's attention from other business concerns;

  .  unavailability of favorable financing for future acquisitions;

  .  potential loss of key employees of acquired businesses;

  . inability to maintain the key business relationships and the reputations of acquired businesses;

  .  responsibility for liabilities of acquired businesses;

  .  inability to maintain our standards, controls, procedures and policies;
     and

  .  increased fixed costs.

 Clients may attempt to prohibit us from providing services to their competitors, limiting our business opportunities

  To use our services more effectively, clients often provide us with confidential business and marketing information. Many companies are wary of third parties having access to this information, because access by third parties increases the risk that confidential business and marketing information may become known, even if unintentionally, to these companies' competitors. These confidentiality concerns may prompt our clients to attempt to contractually prohibit us from managing the Internet advertising campaigns of their competitors. Limitation of our client base in a particular industry in this manner could limit the growth of our business.

 International expansion could impose substantial burdens on our resources and divert management's attention from domestic operations

  International expansion of our operations could impose substantial burdens on our resources, divert management's attention from domestic operations, and otherwise harm our business. This expansion into international markets will require extensive management attention and resources. In addition, we may need to rely extensively on third parties in foreign countries to help conduct our international operations, coordinate with foreign Web sites and conduct sales and marketing efforts. Our success in international markets will depend to a large degree on the success of these third parties, over whom we may have little control, and on their willingness to dedicate sufficient resources to our relationships. Furthermore, international operations are subject to several inherent risks, including:

  .  difficulties and costs of staffing and managing foreign offices;

  .  the impact of recessions in economies outside the United States;

  .  changes in regulatory requirements;

  . export restrictions, including export controls relating to encryption technology;

  . more stringent rules relating to the collection and use of information regarding Internet users;

  .  reduced protection of intellectual property rights;

  .  adverse tax consequences;

  .  political and economic instability;

  .  tariffs and other trade barriers; and

  .  fluctuations in currency exchange rates.

  Our failure to address these risks adequately could harm our business.

 Our business does not generate the cash needed to finance our operations, and we may need additional financing in the future, which we may be unable to obtain

  Our business does not currently generate the cash needed to finance our operations. We may need additional funds to finance our operations, as well as to enhance our services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies. We may be unable to obtain financing on terms favorable to us, if at all. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

Risks Related to Our Industry

 Privacy concerns could lead to legislative and other limitations on our ability to collect personal data from Internet users, including limitations on our use of cookie technology and user profiling

  Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Cookies are small files of information stored on a user's computer which allow us to recognize that user's browser when we serve advertisements. Cookies are often placed on the user's computer without the user's knowledge or consent. Our systems use "cookies" to track Internet users and their online behavior to build user profiles. We are substantially dependent on cookie technology and user profiling to target our clients' advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or other means to build user profiles could harm our business.

  Governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in the federal and state legislatures. Also, the Federal Trade Commission and the Department of Commerce recently held hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. In addition, privacy concerns have led to legal and technical limitations on the use of cookies and user profiling in some jurisdictions. For example, the European Union recently adopted a directive addressing data privacy that may result in limitations on the collection and use of information regarding European Internet users. Also, Germany has imposed its own laws limiting the use of user profiling, and other countries may impose similar limitations. In addition, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. If our ability to use cookies or build user profiles were substantially restricted by technology, government regulation or any other means, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available at all, or might be prohibitively expensive.

 Legislation or regulations may be adopted that could impair our ability to provide our services to clients

  Legislation or regulations may be adopted that could impair our ability to provide our services to clients. The legal and regulatory environment governing the Internet is uncertain and may change. Laws and regulations may be adopted covering issues such as privacy, pricing, acceptable content, taxation, consumer protection and quality of products and services on the Internet. These laws and regulations could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising medium. In addition, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of advertising networks or Web sites. Any of these developments could harm our business.

 We may not be able to adapt to rapidly changing Internet technology trends and evolving industry standards

  The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing client demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our services obsolete. Our future success will depend on our ability to adapt to rapidly changing technologies, enhance our existing Internet advertising services and develop and introduce a variety of new services to address our clients' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our services. In addition, any new services or enhancements must meet the requirements of our current clients and must achieve significant market acceptance. Material delays in introducing new services and enhancements may cause clients to discontinue use of our services and use the services of our competitors.

 Our stock price has been and may continue to be volatile.

  The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the nine week period ended April 28, 2000, the closing price of our common stock ranged from $16.88 to $72.00 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

  .  quarterly variations in our operating results;

  . announcements by us or our competitors of new products or services, significant contracts, acquisitions or business relationships with other companies;

  . publicity about our company, our services, our competitors, or Internet advertising in general;

  .  additions or departures of key personnel;

  .  any future sales of our common stock or other securities; and

  . stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are Internet-related.

  In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention, which could harm our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, investment-grade debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (d) Use of Proceeds

  On February 28, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. The offering was co-managed by Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC. Pursuant to the registration statement, we registered and sold an aggregate of 6,037,500 shares of common stock for a gross aggregate offering price of $144.9 million. In connection with the offering, we incurred total expenses of approximately $11.4 million, including underwriting discounts and commissions of approximately $10.1 million. All of these expenses were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. We have placed all of the net offering proceeds in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits Required by Item 601 of Regulation S-K:

    10.1 First Amendment to Lease Agreement between the registrant and EOP-Columbia Center, L.L.C. dated April 11, 2000

    27.1 Financial Data Schedule for the period ended March 31, 1999

    27.2 Financial Data Schedule for the period ended March 31, 2000

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

                                          AVENUE A, INC.

                                                 /s/ ROBERT M. LITTAUER
                                          By: _________________________________
                                                     Robert M. Littauer
                                              Vice President, Chief Financial
                                              Officer, Secretary and Treasurer
                                             (Authorized Officer and Principal
                                                     Financial Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number                              Description
 -------                             -----------
  10.1   First Amendment to Lease Agreement between the registrant and EOP-
         Columbia Center, L.L.C. dated April 11, 2000


  27.1   Financial Data Schedule for the period ended March 31, 1999
  27.2   Financial Data Schedule for the period ended March 31, 2000