Form 10-Q
period 2000-06-30
AVENUE A INC
filed 2000-08-09
CIK 1071806

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-23137

                                   ---------

                                 AVENUE A, INC.
             (Exact name of registrant as specified in its charter)

                                   ---------

  Washington                                          91-1819567
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                         506 Second Avenue, 9th Floor
                           Seattle, Washington 98104
                   (Address of principal executive offices)

                                (206) 816-8800
             (Registrant's telephone number, including area code)
                                   ---------
  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No

  The number of shares of the registrant's Common Stock outstanding as of July 31, 2000 was 58,074,640.
===============================================================================

                                 AVENUE A, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                                  PART I.   FINANCIAL INFORMATION


Item 1.       Condensed Consolidated Financial Statements....................................................      3

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........     10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.....................................     23

                                                   PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................     24

Item 2.       Changes in Securities and Use of Proceeds......................................................     24

Item 6.       Exhibits and Reports on Form 8-K...............................................................     24

                                AVENUE A, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                  June 30,            December 31,
                                                                    2000                 1999
                                                              ---------------        -------------
               Assets                                           (unaudited)
               ------
Current assets:
   Cash and cash equivalents                                  $        48,224      $        10,962
   Short-term investments                                              90,862               11,803
   Accounts receivable, net of allowance                               39,378               28,295
   Other receivable                                                     1,559                  183
   Prepaid expenses and other current assets                              723                  153
                                                              ---------------      ---------------
Total current assets                                                  180,746               51,396

Property and equipment, net                                            12,420                4,625
Intangible assets, net                                                  4,365                5,221
Other assets                                                              782                  849
                                                              ----------------     ----------------

Total assets                                                  $       198,313      $        62,091
                                                              ================     ================

              Liabilities and Shareholders' Equity
              ------------------------------------

Current liabilities:
   Accounts payable                                           $        38,358      $        36,075
   Accrued expenses                                                     3,457                3,066
   Notes payable, current portion                                         337                  303
   Deferred revenue                                                     2,020                   20
                                                              ----------------     ----------------
Total current liabilities                                              44,172               39,464

Notes payable, less current portion                                       517                  683
                                                              ----------------     ----------------
Total liabilities                                                      44,689               40,147
                                                              ----------------     ----------------

Shareholders' equity:
   Convertible preferred stock $0.01 par value
      Authorized 37,500 shares
         Outstanding 0 and 16,416 shares                                    -                  164
   Common stock, $0.01 par value
      Authorized 200,000 shares
         Outstanding 58,105 and 25,121                                    581                  251
   Paid-in capital                                                    226,350               60,447
   Deferred stock compensation                                        (38,021)             (22,670)
   Subscription receivable                                               (965)                (965)
   Accumulated deficit                                                (34,098)             (15,260)
   Accumulated other comprehensive loss                                  (223)                 (23)
                                                              ----------------     ----------------
Total shareholders' equity                                            153,624               21,944
                                                              ----------------     ----------------
Total liabilities and shareholders' equity                    $       198,313      $        62,091
                                                              ================     ================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                           June 30,
                                                                 ==========================        ==========================
                                                                    2000            1999              2000            1999
                                                                 ----------      ----------        ----------      ----------

Revenue                                                          $   52,425      $   11,490        $   99,200      $   13,497

Expenses:
  Cost of revenue                                                    42,039           9,498            80,555          11,264
  Client Services                                                     3,808             785             7,135           1,245
  Technology and analytics                                            4,127             530             7,102           1,028
  Selling, general, and administrative                                6,392           1,929            11,009           3,002
  Depreciation and amortization of property and equipment             1,092             135             1,700             249
  Amortization of intangible assets                                     497             -               1,007             -
  Amortization of deferred stock compensation                         7,344               3            13,535               3
                                                                 ----------      ----------        ----------      ----------
   Total expenses                                                    65,299          12,880           122,043          16,791
                                                                 ----------      ----------        ----------      ----------

Loss from operations                                                (12,874)         (1,390)          (22,843)         (2,844)

Interest income, net                                                  2,188             112             2,968             134
Other income, net                                                     1,109             -               1,037             -
                                                                 ==========      ==========        ==========      ==========

Net loss                                                         $   (9,577)     $   (1,278)       $  (18,838)     $   (2,710)
                                                                 ==========      ==========        ==========      ==========

Basic and diluted net loss per share                             $    (0.18)     $    (0.07)       $    (0.43)     $    (0.15)
                                                                 ==========      ==========        ==========      ==========

Shares used in computing basic and diluted net loss per share    $   54,355      $   18,027        $   43,680      $   18,158
                                                                 ==========      ==========        ==========      ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                            Convertible
                                          Preferred Stock         Common Stock                   Deferred
                                        -------------------    ----------------     Paid-In       Stock     Subscription Accumulated
                                          Shares     Amount    Shares    Amount     Capital    Compensation  Receivable    Deficit
                                        -------     -------    ------    ------    --------     ---------     --------    ---------
BALANCES, December 31, 1999              16,416     $  164     25,121    $  251    $ 60,447     $ (22,670)    $   (965)   $ (15,260)
 Conversion of preferred stock          (16,416)      (164)    24,624       246         (82)          -            -            -
 Issuance of common stock, net              -          -        6,037        60     132,756           -            -            -
 Exercise of common stock warrant                                 678         7         368
 Exercise of common stock options           -          -        1,645        17       3,975           -            -            -
 Deferred stock compensation
  related to common stock options           -          -          -          -       28,886       (28,886)         -            -
 Amortization of deferred stock
  compensation                              -          -          -          -          -          13,535          -            -
 Unrealized loss on investments             -          -          -          -          -             -            -            -
 Loss on currency translation               -          -          -          -          -             -            -            -
 Net loss                                   -          -          -          -          -             -            -        (18,838)
                                        -------     -------    ------    ------    --------     ---------     --------    ---------
BALANCES, June 30, 2000 (unaudited)         -        $  -      58,105    $  581    $226,350     $ (38,021)    $   (965)   $ (34,098)
                                        =======     =======    ======    ======    ========     =========     ========    =========


                                                     Accumulated
                                                        Other                  Total
                                                    Comprehensive           Shareholders'
                                                         Loss                  Equity
                                                        ------                 --------
BALANCES, December 31, 1999                             $ ( 23)               $ 21,944
 Conversion of preferred stock                            -                        -
 Issuance of common stock, net                            -                    132,816
 Exercise of common stock warrant                                                  375
 Exercise of common stock options                         -                      3,992
 Deferred stock compensation
  related to common stock options                         -                        -
 Amortization of deferred stock
  compensation                                            -                     13,535
 Unrealized loss on investments                           (197)                   (197)
 Loss on currency translation                               (3)                     (3)
 Net loss                                                 -                    (18,838)
                                                        ------                --------
BALANCES, June 30, 2000 (unaudited)                     $ (223)               $153,624
                                                        ======                ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 AVENUE A, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                               Six Months Ended June 30,
                                                            ------------------------------
                                                                  2000          1999
                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $      (18,838)  $    (2,710)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization                                    16,179           255
   Changes in assets and liabilities:
      Accounts receivable                                          (11,084)       (8,221)
      Other receivable and other current assets                     (1,945)            8
      Other assets                                                     (84)          (54)
      Accounts payable                                               2,284         8,405
      Accrued expenses                                                 397           561
      Deferred revenue                                               2,000            32
                                                            --------------  ---------------
Net cash used in operating activities                              (11,091)        1,724
                                                            --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (9,417)         (709)
Purchases of marketable securities, net                            (79,283)          -
Loss on disposal of fixed assets                                       (71)          -
                                                            --------------  ---------------
Net cash used in investing activities                              (88,771)         (709)
                                                            --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable                                              (137)          -
Proceeds from issuance of common stock and exercises
of common stock options, net                                       137,261          220
Proceeds from issuance of convertible preferred stock, net             -         21,900
Payments to affiliate, net                                             -            (75)
                                                            --------------  ---------------
Net cash provided by financing activities                          137,124        22,045
                                                            --------------  ---------------

Net increases in cash and cash equivalents                          37,262        19,612
Cash and cash equivalents, beginning of period                      10,962           847
                                                            --------------   --------------
Cash and cash equivalents, end of period                    $       48,224  $     20,459
                                                            ==============  ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 AVENUE A, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
               (in thousands except share and per share amounts)
                                  (unaudited)

1.   Organization and Operations of the Company

     Avenue A (the Company) provides technology-based Internet advertising services to businesses. The Company integrates Internet media planning and buying, proprietary ad management technology, anonymous user profiling, data analysis systems, and Precision Email(TM) services to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. The Company focuses on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for its clients.

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

     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

                                 AVENUE A, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                 June 30, 2000
               (in thousands except share and per share amounts)
                                  (unaudited)

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

    Segment Reporting:   In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to shareholders. SFAS 131 was effective for the Company's year ended December 31, 1999. The Company operates solely in one segment, providing Internet advertising services. As of June 30, 2000, substantially all of the Company's assets are located in the United States. The Company had no international revenue during the periods presented.

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

    In December 1999, the Staff of the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 for the quarter ended December 31, 2000. The Company believes its revenue recognition practices are in conformity with the guidelines in SAB 101.

    In March 2000, the FASB released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its

                                AVENUE A, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                 June 30, 2000
               (in thousands except share and per share amounts)
                                  (unaudited)


practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the Company's financial statements.

3.  Initial Public Offering

    In February 2000, the Company completed its initial public offering of 6,037,500 shares of common stock (including the underwriters' over-allotment shares) at a purchase price of $24.00 per share for net proceeds of approximately $132,800, after deducting applicable issuance costs and expenses. The net proceeds received by the Company will continue to be used for general corporate purposes, including working capital to fund anticipated operating losses and to expand operations internationally.

    Upon the closing of the initial public offering, each share of preferred stock then outstanding was converted into 1.5 shares of common stock and a warrant to purchase 678,000 shares of common stock was exercised at an aggregate exercise price of approximately $375.


4.  Earnings Per Share

    The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                      Three Months Ended             Six Months Ended
                                                                      ------------------             ----------------
                                                                           June 30,                      June 30,
                                                                           --------                      --------
                                                                       2000           1999           2000           1999
                                                                       ----           ----           ----           ----
Net Loss (numerator for basic and diluted):....................   $    (9,577)   $    (1,278)   $   (18,838)   $    (2,710)
                                                                  ===========    ===========    ===========    ===========
Shares (denominator for basic and diluted):
  Gross weighted average common shares outstanding.............    58,112,058     18,494,654     47,388,194     18,296,683
    Less:
    Weighted average common shares subject to repurchase.......     3,756,837        467,263      3,707,991        139,032
                                                                   ----------     ----------     ----------     ----------
Shares used in computation.....................................    54,355,221     18,027,391     43,680,203     18,157,651
                                                                  ===========    ===========    ===========    ===========
Basic and diluted net loss per share...........................   $      (.18)   $      (.07)   $      (.43)   $      (.15)
                                                                  ===========    ===========    ===========    ===========


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

                                                                                    Three Months Ended     Six Months Ended
                                                                                    ------------------     ----------------
                                                                                       June 30, 1999         June 30, 1999
                                                                                       -------------         -------------
  Total revenue.................................................................               $12,053               $15,073
  Net loss......................................................................               $(1,489)              $(3,132)
  Basic and diluted loss per share..............................................               $  (.08)              $  (.17)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this report contains forward-looking statements that involve risks and uncertainties. Avenue A's actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this report. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.


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

Results of Operations

 Comparison of the Three and Six Months Ended June 30, 2000 and June 30, 1999

  The following table presents, in dollars and as a percentage of revenue, unaudited statements of operations data for the three and six months ended June 30, 2000 and 1999. This information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any period are not necessarily indicative of results for any future period.

                                                  Three Months Ended June 30,                       Six Months Ended June,
                                                  --------------------------                        ----------------------
                                                     2000           1999                              2000         1999
                                                     ----           ----                              ----         ----
                                           (in thousands except percentage amounts)       (in thousands except percentage amounts)
Revenue................................   $ 52,425      100.0%     $11,490     100.0%     $ 99,200      100.0%    $13,947     100.0%

Expenses:
   Cost of revenue.....................     42,039       80.2        9,498      82.7        80,555       81.2      11,264      80.8
   Client services.....................      3,808        7.3          785       6.8         7,135        7.2       1,245       8.9
   Technology and analytics............      4,127        7.9          530       4.6         7,102        7.2       1,028       7.4
   Selling, general and administrative.      6,392       12.2        1,929      16.8        11,009       11.1       3,002      21.5

   Depreciation and amortization of
    property and equipment.............      1,092        2.1          135       1.2         1,700        1.7         249       1.8
   Amortization of intangible assets...        497        0.9           --        --         1,007        1.0          --        --
   Amortization of deferred stock
    compensation.......................      7,344       14.0            3        --        13,535       13.6           3        --
                                         ---------     ------      -------    ------      --------     ------     -------    ------

       Total expenses..................     65,299      124.6       12,880     112.1       122,043      123.0      16,791     120.4
                                         ---------     ------      -------    ------      --------     ------     -------    ------
Loss from operations...................   (12,874)     (24.6)       (1,390)    (12.1)      (22,843)     (23.0)     (2,844)    (20.4)
Interest income, net...................     2,188        4.2          112       1.0          2,968        3.0         134       1.0
Other income, net......................     1,109        2.1           --        --          1,037        1.1          --        --
                                         --------      ------      -------    ------      --------     ------     -------    ------
Net loss...............................  $ (9,577)     (18.3)%     $(1,278)   (11.1)%    $(18,838)     (18.9)%    $(2,710)   (19.4)%
                                          ========     =====       =======    =====      ========      =====      =======    =====

  Revenue.   Revenue increased from $11.5 million for the three months ended
June 30, 1999 to $52.4 million for the three months ended June 30, 2000. Revenue increased from $13.9 million for the six months ended June 30, 1999 to $99.2 million for the six months ended June 30, 2000. The increase was primarily due to an increase in the number of our clients from 35 as of June 30, 1999 to 109 as of June 30, 2000 and the change from the use of advertising service fee contracts to the use of advertising services contracts.

  Cost of revenue.   Cost of revenue consists of the cost of advertising space
that we purchase from publisher Web sites, including inventory purchased by our AdClub, Inc. subsidiary, and the cost of delivering advertisements over the Internet. Cost of revenue increased from $9.5 million, or 82.7% of revenue, for the three months ended June 30, 1999 to $42.0 million, or 80.2% of revenue, for the three months ended June 30, 2000. Cost of revenue increased from $11.3 million, or 80.8% of revenue, for the six months ended June 30, 1999 to $80.6 million, or 81.2% of revenue, for the six months ended June 30, 2000. The increases in cost of revenue were primarily due to increases in the volume of advertising space we purchased.

  Client services.   Client services expenses consist primarily of salaries and related expenses for client service personnel. These employees are organized into Client Service teams consisting of client strategists, media buyers, account coordinators and media engineers. Client services expenses increased from $785,000, or 6.8% of revenue, for the three months ended June 30, 1999 to $3.8 million, or 7.3% of revenue, for the three months ended June 30, 2000. Client services expenses increased from $1.2 million, or 8.9% of revenue, for the six months ended June 30, 1999 to $7.1 million, or 7.2% of revenue, for the six months ended June 30, 2000. The increase in client services expenses was primarily due to the increase in the number of our Client Service teams, which was in response to the increase in the number of our clients from 35 as of June 30, 1999 to 109 as of June 30, 2000, and expenses relating to our international headquarters in the United Kingdom. We anticipate continued increases in our client services expenses to accommodate growth in our client base.

  Technology and analytics.   Technology and analytics expenses consist of
salaries and related costs for information technology, software development, and analytics personnel. In addition, these expenses include the cost of housing our ad servers and other equipment at third-party co-location facilities. Technology and analytics expenses increased from $530,000, or 4.6% of revenue, for the three months ended June 30, 1999 to $4.1 million, or 7.9% of revenue, for the three months ended June 30, 2000. Technology and analytics expenses increased from $1.0 million, or 7.4% of revenue, for the six months ended June 30, 1999 to $7.1 million, or 7.2% of revenue, for the six months ended June 30, 2000. The increase in technology and analytics expenses was primarily due to increases in the number of personnel in software development, production systems, information systems, and analytics. Due to our increasing volume of advertisements served, we have increased our capacity for ad serving, in part by adding computer equipment to the data centers maintained at our co-location facilities, resulting in increased rental charges. We anticipate continued increases in our technology and analytics expenses in future periods as we add additional technology-based services to our service offering, supply additional productivity tools to our Client Service teams and accommodate additional clients.

  Selling, general and administrative.   Selling, general and administrative
expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses increased from $1.9 million, or 16.8% of revenue, for the three months ended June 30, 1999 to $6.4 million, or 12.2% of revenue, for the three months ended June 30, 2000. Selling, general and administrative expenses increased from $3.0 million, or 21.5% of revenue, for the six months ended June 30, 1999 to $11.0 million, or 11.1% of revenue, for the six months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to increases in the number of personnel. During the period, we added substantially to our management team, developed an in-house accounting function, created a marketing department and increased our recruiting efforts. We anticipate continued growth of our selling, general and administrative expenses as we expand our administrative and marketing staff, add new marketing programs and incur additional costs
associated with being a public company.   Selling, general, and adminstrative
expenses as a percentage of revenue decreased as a result of revenues growing at a faster rate than expenses.

  Depreciation and amortization of property and equipment.   Depreciation and
amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment increased from $135,000, or 1.2% of revenue, for the three months ended June 30, 1999 to $1.1 million, or 2.1% of revenue, for the three months ended June 30, 2000. Depreciation and amortization of property and equipment increased from $249,000, or 1.8% of revenue, for the six months ended June 30, 1999 to $1.7 million, or 1.7% of revenue, for the six months ended June 30, 2000. The dollar increase was primarily due to purchases of production equipment for operations and computer equipment as a result of increased personnel.

  Amortization of intangible assets.   In connection with the purchase of
iballs, LLC (iballs) during September 1999, we recorded intangible assets of approximately $6.0 million related to the iballs customer base and workforce. During the three and six month periods ended June 30, 2000, we recorded amortization of these intangible assets of $497,000 and $1.0 million, respectively.

  Amortization of deferred stock compensation.   Amortization of deferred stock
compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. During the three and six month periods ended June 30, 2000, we recorded amortization of deferred stock compensation of $7.3 million and $13.5 million, respectively.

  Interest income, net.   Net interest income consists of earnings on our cash
and cash equivalents. Net interest income increased from $112,000, or 1.0% of revenue, for the three months ended June 30, 1999 to $2.2 million, or 4.2% of revenue, for the three months ended June 30, 2000. Net interest income increased from $134,000, or 1.0% of revenue, for the six months ended June 30, 1999 to $3.0 million, or 3.0% of revenue, for the six months ended June 30, 2000. The increase was primarily due to higher invested cash balances resulting from our initial public offering of common stock, which was completed during the first quarter of 2000.

  Other income, net.   Net other income consists of non-recurring miscellaneous
income transactions. During the three and six month periods ended June 30, 2000, we recorded net other income of $1.1 million and $1.0 million, respectively.

  Our quarterly and annual revenue, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. Because of these fluctuations, we believe that period-to-period comparisons are not a good indication of our future financial performance.


Liquidity and Capital Resources

  Since inception we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.8 million during the first quarter of 2000.

  As of June 30, 2000, we had cash and cash equivalents of $48.2 million and short-term investments of $90.9 million. We have a $6.0 million equipment term loan facility with Silicon Valley Bank of which $1 million was fully utilized as of June 30, 2000.

  Cash used in operating activities was $11.1 and and $1.7 million for the six months ended June 30, 2000 and 1999, respectively.

  Cash used in investing activities was $88.8 million and $709,000 for the six months ended June 30, 2000 and 1999, respectively. Cash used in investing activities for the six months ended June 30, 2000 was primarily related to purchases of marketable securities and purchases of computer equipment to expand our ad serving capacity and to equip employees hired during that period.

  Cash provided by financing activities was $137.1 million and $22.0 million for the six months ended June 30, 2000 and 1999, respectively. The cash provided by financing activities during the six months ended June 30, 2000 primarily related to the net proceeds related to our initial public offering of common stock, which raised approximately $132.8 million in the first quarter of 2000.

  As of June 30, 2000, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2004, and a note payable to a bank which requires monthly payments through 2002. This note is secured by the equipment purchased with the proceeds from the note.

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


Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are currently reviewing the impact of this statement on our financial statements and results of operations.

  In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for the quarter ended December 31, 2000. We believe our revenue recognition practices are in conformity with the guidelines in SAB 101.

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


 We have a history of losses and anticipate continued losses

  We incurred net losses of $15.8 million for the period from our inception on July 1, 1997 through December 31, 1999,and net losses of $18.8 million for the six months ended June 30, 2000. As of June 30, 2000, our accumulated deficit was $34.1 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We expect to continue to make significant operating and capital expenditures and, as a result, we will need to generate significant additional revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations or cannot be reduced, we will be unable to achieve or maintain profitability.


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


 Some of our competitors have obtained patents and have sued other parties to enforce their rights under these patents, and we may also be subject to patent infringement claims, including claims that our ad serving technologies, processes or methods infringe these or other patents

  Other parties may claim that our technologies, processes or methods infringe their patents. Any such claim may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from providing some of our services, including our core ad serving services, which would substantially harm our business. A U.S. patent was issued to DoubleClick Inc. in September 1999 which may cover some of the technologies, processes or methods that we use in our ad serving systems. We cannot assure you that we will be able to distinguish our technologies, processes or methods from those covered under the DoubleClick patent or that the DoubleClick patent would be invalidated if challenged. In addition, patents have been issued to 24/7 Media, Inc. and MatchLogic, Inc., a subsidiary of At Home Corporation, that appear to cover technologies relating to ad serving. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware. Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies.

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

  Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors, including AdForce, Inc., AdKnowledge, Inc., Engage Technologies, Inc. and Flycast Communications Corporation, have combined or are in the process of combining with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services or that achieve greater market acceptance than our services. In addition, our competitors may develop databases that are larger than or otherwise superior to our databases. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.


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

  Our services are substantially dependent on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area at facilities operated by Exodus Communications, Inc. and Internap Networks Services. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Web sites and advertising networks due to system failures unrelated to our own systems. For example, power outages at one of our co-location facilities, including one outage that lasted for approximately five hours, have prevented us from serving advertisements, tracking user responses and providing performance reports to our clients. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.


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

  Governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in the federal and state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. In addition, privacy concerns have led to legal and technical limitations on the use of cookies and user profiling in some jurisdictions. For example, the European Union recently adopted a directive addressing data privacy that may result in limitations on the collection and use of information regarding European Internet users. Also, Germany has imposed its own laws limiting the use of user profiling, and other countries may impose similar limitations. In addition, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. If our ability to use cookies or build user profiles were substantially restricted by technology, government regulation or any other means, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available at all, or might be prohibitively expensive.


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

  The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 22 week period ended July 28, 2000, the closing price of our common stock ranged from $6.88 to $72.00 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  (d) Use of Proceeds

  On February 28, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. The offering was co-managed by Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC. Pursuant to the registration statement, we registered and sold an aggregate of 6,037,500 shares of common stock for a gross aggregate offering price of $144.9 million. In connection with the offering, we incurred total expenses of approximately $12.1 million, including underwriting discounts and commissions of approximately $10.1 million. All of these expenses were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. We placed all of the net offering proceeds in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits Required by Item 601 of Regulation S-K:

     10.1  Agreement Concerning Leases dated June 27, 2000
     10.2  Employment Agreement between Avenue A, Inc. and James A. Warner
     10.3  Amended and Restated bylaws of Avenue A, Inc.

     27.1  Financial Data Schedule for the period ended June 30, 2000


  (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2000.

                                  AVENUE A, INC.


                                  By:          /s/   Robert M. Littauer
                                  _____________________________________
                                                     Robert M. Littauer
                   Vice President, Chief Financial Officer, Secretary and Treasurer (Authorized Officer and Principal Financial
                                         Officer)

                               INDEX TO EXHIBITS

 Exhibit
---------
 Number                              Description
---------     ------------------------------------------------------------------
 10.1          Agreement Concerning Leases dated June 27, 2000
 10.2          Employment Agreement between Avenue A, Inc. and James A. Warner
 10.3          Amended and Restated bylaws of Avenue A, Inc.
 27.1          Financial Data Schedule for the period ended June 30, 2000