Form 10-Q
period 2000-09-30
AVENUE A INC
filed 2000-11-09
CIK 1071806

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-23137
                                ______________

                                AVENUE A, INC.
            (Exact name of registrant as specified in its charter)





          Washington                                    91-1819567
  (State of Incorporation)              (I.R.S. Employer Identification Number)


                     506 Second Avenue, 9th Floor Seattle,
                               Washington 98104

                   (Address of principal executive offices)
                                (206) 816-8800

             (Registrant's telephone number, including area code)
                                ______________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No

     The number of shares of the registrant's Common Stock outstanding as of October 31, 2000 was 58,313,173.

================================================================================

                                AVENUE A, INC.

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                            PART I. FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements..................................................   3

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations........  11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...................................  24

                                             PART II. OTHER INFORMATION

Item 1.      Legal Proceedings............................................................................  25

Item 2.      Changes in Securities and Use of Proceeds....................................................  25

Item 6.      Exhibits and Reports on Form 8-K.............................................................  25

                                 AVENUE A, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (in thousands except per share amounts)

                                                                   September 30,         December 31,
                                                                        2000                 1999
                                                                  -----------------    -----------------
                         Assets                                      (unaudited)
                         ------
Current assets:
   Cash and cash equivalents                                        $      19,675        $      10,962
   Short-term investments                                                 115,886               11,803
   Accounts receivable, net of allowance                                   39,646               28,295
   Other receivables                                                        1,885                  183
   Prepaid expenses and other current assets                                1,300                  153
                                                                  -----------------    -----------------
Total current assets                                                      178,392               51,396

Property and equipment, net                                                12,050                4,625
Intangible assets, net                                                      4,026                5,221
Other assets                                                                1,994                  849
                                                                  -----------------    -----------------
Total assets                                                        $     196,462        $      62,091
                                                                  =================    =================

          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
   Accounts payable                                                 $      34,835        $      36,075
   Accrued expenses                                                         3,969                3,066
   Notes payable, current portion                                           1,587                  303
   Deferred revenue                                                         1,975                   20
                                                                  -----------------    -----------------
Total current liabilities                                                  42,366               39,464

Notes payable, less current portion                                         4,197                  683
                                                                  -----------------    -----------------
Total liabilities                                                          46,563               40,147
                                                                  -----------------    -----------------

Shareholders' equity:
   Convertible preferred stock, $0.01 par value
     Authorized 37,500 shares
        Outstanding 0 and 16,416 shares                                      --                    164
   Common stock, $0.01 par value
     Authorized 200,000 shares
        Outstanding 58,309 and 25,121                                         583                  251
   Paid-in capital                                                        227,535               60,447
   Deferred stock compensation                                            (30,987)             (22,670)
   Subscription receivable                                                   (965)                (965)
   Accumulated deficit                                                    (46,272)             (15,260)
   Accumulated other comprehensive gain (loss)                                  5                  (23)
                                                                  -----------------    -----------------
Total shareholders' equity                                                149,899               21,944
                                                                  -----------------    -----------------
Total liabilities and shareholders' equity                          $     196,462        $      62,091
                                                                  =================    =================

 The accompanying notes are an integral part of these condensed consolidated financial statements

                                AVENUE A, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                       Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                     ------------------------  ------------------------
                                                                         2000         1999         2000        1999
                                                                     -----------  -----------  -----------  -----------
Revenue                                                               $  47,172    $  20,151    $ 146,372    $  34,098

Expenses:
   Cost of revenue                                                       37,372       16,743      117,927       28,007
   Client services                                                        4,021        1,340       11,156        2,585
   Technology and analytics                                               4,136          768       11,238        1,796
   Selling, general, and administrative                                   7,178        2,622       18,187        5,624
   Depreciation and amortization of property and equipment                1,155          399        2,856          648
   Amortization of intangible assets                                        503          163        1,510          163
   Amortization of deferred stock compensation                            7,107          857       20,641          860
                                                                     -----------  -----------  -----------  -----------
     Total expenses                                                      61,472       22,892      183,515       39,683
                                                                     -----------  -----------  -----------  -----------

Loss from operations                                                    (14,300)      (2,741)     (37,143)      (5,585)

Interest income, net                                                      2,244          201        5,212          335
Other income (expense), net                                                (118)        --            919         --
                                                                     -----------  -----------  -----------  -----------

Net loss                                                              $ (12,174)   $  (2,540)   $ (31,012)   $  (5,250)
                                                                     ===========  ===========  ===========  ===========

Basic and diluted net loss per share                                  $   (0.22)   $   (0.13)   $   (0.65)   $   (0.29)
                                                                     ===========  ===========  ===========  ===========

Shares used in computing basic and diluted net loss per share            55,159       18,889       47,522       18,347
                                                                     ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 AVENUE A, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                 Convertible                                       Deferred
                                               Preferred Stock      Common Stock       Paid-In       Stock
                                             ------------------- -------------------
                                              Shares    Amount    Shares    Amount     Capital    Compensation
                                             -------- ---------- -------- ---------- ----------- --------------
BALANCES, December 31, 1999                   16,416  $     164    25,121 $     251   $  60,447    $ (22,670)
   Conversion of preferred stock             (16,416)      (164)   24,624       246         (82)         -
   Issuance of common stock , net                -          -       6,037        60     132,482          -
   Exercise of common stock warrant              -          -         678         7         368          -
   Exercise of common stock options              -          -       1,723        18       4,295          -
   Employee stock purchase plan                  -          -         126         1       1,067          -
   Deferred stock compensation
     related to common stock options             -          -         -         -        28,958      (28,958)
   Amortization of deferred stock
     compensation                                -          -         -         -           -         20,641
   Unrealized loss on investments                -          -         -         -           -            -
   Loss on currency translation                  -          -         -         -           -            -
   Net loss                                      -          -         -         -           -            -
                                             -------- ---------- -------- ---------- ----------- --------------
BALANCES, September 30, 2000 (unaudited)         -    $     -      58,309 $     583   $ 227,535    $ (30,987)
                                             ======== ========== ======== ========== =========== ==============

                                                                              Accumulated
                                                                                  Other          Total
                                                Subscription   Accumulated   Comprehensive   Shareholders'
                                                 Receivable      Deficit     Income (Loss)       Equity
                                               -------------- ------------- --------------- --------------
BALANCES, December 31, 1999                       $    (965)   $ (15,260)      $     (23)      $  21,944
   Conversion of preferred stock                        -            -               -               -
   Issuance of common stock , net                       -            -               -           132,542
   Exercise of common stock warrant                     -            -               -               375
   Exercise of common stock options                     -            -               -             4,313
   Employee stock purchase plan                         -            -               -             1,068
   Deferred stock compensation
     related to common stock options                    -            -               -               -
   Amortization of deferred stock
     compensation                                       -            -               -            20,641
   Unrealized loss on investments                       -            -                14              14
   Loss on currency translation                         -            -                14              14
   Net loss                                             -        (31,012)            -           (31,012)
                                               -------------- ------------- --------------- --------------
BALANCES, September 30, 2000 (unaudited)          $    (965)   $ (46,272)      $       5       $ 149,899
                                               ============== ============= =============== ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                          Nine Months Ended September 30,
                                                                     ----------------------------------------
                                                                            2000                  1999
                                                                     ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $       (31,012)      $        (5,250)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                             24,867                 1,509
     Noncash compensation expense                                                 128                   320
     Loss on disposal of fixed assets                                              71                  --
     Changes in assets and liabilities:
        Accounts receivable                                                   (11,351)              (15,426)
        Other receivables and other current assets                             (2,849)                 (415)
        Other assets                                                           (1,145)                    9
        Accounts payable                                                       (1,240)               17,752
        Accrued expenses                                                          903                   390
        Deferred revenue                                                        1,955                 1,118
                                                                     ------------------    ------------------
Net cash provided by (used in) operating activities                           (19,673)                    7
                                                                     ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                           (10,342)               (3,002)
Purchases of marketable securities, net                                      (104,055)                 --
Purchases of intangible assets                                                   (313)                 --
Purchase of iballs, LLC                                                          --                  (3,584)
Cash aquired in iballs acquisition                                               --                     812
                                                                     ------------------    ------------------
Net cash used in investing activities                                        (114,710)               (5,774)
                                                                     ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                     4,798                  --
Proceeds from issuance of common stock and exercises
     of common stock options, net                                             138,298                   946
Proceeds from issuance of convertible preferred stock, net                       --                  21,879
Payments to affiliate, net                                                       --                     (74)
                                                                     ------------------    ------------------
Net cash provided by financing activities                                     143,096                22,751
                                                                     ------------------    ------------------

Net increase in cash and cash equivalents                                       8,713                16,984
Cash and cash equivalents, beginning of period                                 10,962                   847
                                                                     ------------------    ------------------
Cash and cash equivalents, end of period                              $        19,675       $        17,831
                                                                     ==================    ==================

 The accompanying notes are an integral part of these condensed consolidated financial statements

                                AVENUE A, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
               (in thousands except share and per share amounts)
                                  (unaudited)

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

     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

                                AVENUE A, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                 September 30, 2000 (in thousands except share
                      and per share amounts) (unaudited)

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

     Segment Reporting: In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to shareholders. SFAS 131 was effective for the Company's year ended December 31, 1999. The Company operates solely in one segment, providing Internet advertising services. As of September 30, 2000, substantially all of the Company's assets are located in the United States.

     Recent Accounting Pronouncements: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

     Pursuant to Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133" (SFAS
137), the effective date of SFAS 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the Company's election, before January 1, 1999).

     The Company has not yet quantified the impacts of adopting SFAS 133 on the financial statements and has not determined the timing or method of adoption of SFAS 133. However, the statement could increase volatility in earnings and other comprehensive income.

                                AVENUE A, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                 September 30, 2000 (in thousands except share
                      and per share amounts) (unaudited)

     In December 1999, the Staff of the SEC released Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. The Company is required to adopt SAB 101 for the quarter ended December 31, 2000. The Company believes its revenue recognition practices are in conformity with the guidelines in SAB 101.

     In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company believes that the final consensus reached supports the accounting historically followed by the Company. Accordingly, this EITF is not expected to impact the Company's financial statements.

     In March 2000, the FASB released FIN 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore FIN 44 will have no impact on the Company's financial statements.

3. Initial Public Offering

     In February 2000, the Company completed its initial public offering of 6,037,500 shares of common stock (including the underwriters' over-allotment shares) at a purchase price of $24.00 per share for net proceeds of approximately $132,482, after deducting applicable issuance costs and expenses. The net proceeds received by the Company will continue to be used for general corporate purposes, including working capital to fund anticipated operating losses and to expand operations internationally.

     Upon the closing of the initial public offering, each share of preferred stock then outstanding was converted into 1.5 shares of common stock and a warrant to purchase 678,000 shares of common stock was exercised at an aggregate exercise price of approximately $375.

4. Earnings Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                        Three Months Ended              Nine Months Ended
                                                                       ---------------------          ---------------------
                                                                           September 30,                   September 30,
                                                                           -------------                   -------------
                                                                        2000           1999             2000           1999
                                                                   ------------    ------------    ------------    ------------
Net Loss (numerator for basic and diluted):.....................   $    (12,174)   $     (2,540)   $    (31,012)   $     (5,250)
                                                                   ============    ============    ============    ============
Shares (denominator for basic and diluted):
   Gross weighted average common shares outstanding.............     58,168,375      19,431,967      51,007,817      18,591,951
     Less:
     Weighted average common shares subject to repurchase ......      3,008,888         543,323       3,485,887         244,710
                                                                   ------------    ------------    ------------    ------------
Shares used in computation......................................     55,159,487      18,888,644      47,521,931      18,347,241
                                                                   ============    ============    ============    ============
Basic and diluted net loss per share............................   $       (.22)   $       (.13)   $       (.65)   $       (.29)
                                                                   ============    ============    ============    ============

                                AVENUE A, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                 September 30, 2000 (in thousands except share
                      and per share amounts) (unaudited)

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

                                                                      Three Months Ended    Nine Months Ended
                                                                      ------------------    -----------------
                                                                      September 30, 1999   September 30, 1999
                                                                      ------------------   ------------------
     Total revenue                                                         $    20,527          $   35,600
     Net loss                                                              $    (2,681)         $   (5,812)
     Basic and diluted loss per share                                      $      (.14)         $     (.30)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. Avenue A's actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this report. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expression, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.


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

     During the first quarter of 1999, we replaced a majority of our advertising service fee contracts with advertising services contracts. Substantially all of the clients we acquired during 1999 and 2000 have entered into advertising services contracts, and all of the contracts with clients acquired prior to 1999 have been converted to advertising services contracts. To generate advertising services revenue, we purchase advertising space from publisher Web sites and sell the purchased space to our clients. Although the increase in our revenue in recent periods is a result of an increase in our number of clients and increased total spending by clients, revenue has increased disproportionately relative to prior periods as a result of the recognition of gross billings to our clients as revenue in connection with our use of advertising services contracts. Although we currently derive some of our revenue from advertising service fee contracts, we expect that the majority of our future revenue will continue to be derived from advertising services contracts.

     We believe that our operating results will continue to be subject to seasonal fluctuations because retail advertisers generally purchase substantially more advertising space during the fourth calendar quarter of each year than during other quarters, particularly the first calendar quarter.

Results of Operations

   Comparison of the Three and Nine Months Ended September 30, 2000 and September 30, 1999

     The following table presents, in dollars and as a percentage of revenue, unaudited statements of operations data for the three and nine months ended September 30, 2000 and 1999. This information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any period are not necessarily indicative of results for any future period.

                                           Three Months Ended September 30,             Nine Months Ended September 30,
                                              2000                  1999                  2000                    1999
                                       ------------------    ------------------    ------------------      ------------------
                                        (in thousands except percentage amounts)   (in thousands except percentage amounts)
Revenue.............................  $  47,172     100.0%   $  20,151    100.0%   $  146,372    100.0%    $  34,098   100.0%
Expenses:
   Cost of revenue..................     37,372      79.2       16,743     83.1       117,927     80.6        28,007    82.1
   Client services..................      4,021       8.5        1,340      6.6        11,156      7.6         2,585     7.6
   Technology and analytics.........      4,136       8.8          768      3.8        11,238      7.7         1,796     5.3
   Selling, general, and
    administrative..................      7,178      15.2        2,622     13.0        18,187     12.4         5,624    16.5
   Depreciation and amortization of
    property and equipment..........      1,155       2.4          399      2.0        2,856       2.0           648     1.9
   Amortization of intangible
    assets..........................        503       1.1          163      0.8        1,510       1.0           163     0.5
   Amortization of deferred stock
    compensation....................      7,107      15.1          857      4.3        20,641     14.1           860     2.5
                                      ---------- ----------  ---------- ---------- ---------- ----------  ---------- ----------
     Total expenses.................     61,472     130.3       22,892    113.6       183,515    125.4        39,683   116.4
                                      ---------- ----------  ---------- ---------- ---------- ----------  ---------- ----------
Loss from operations................    (14,300)    (30.3)      (2,741)   (13.6)      (37,143)   (25.4)       (5,585)  (16.4)
Interest income, net................      2,244       4.8          201      1.0         5,212      3.6           335     1.0
Other income (expense), net.........       (118)     (0.3)           -        -           919      0.6             -       -
                                      ---------- ----------  ---------- ---------- ---------- ----------  ---------- ----------
Net loss............................  $  (12,174)   (25.8)%  $  (2,540)   (12.6)%  $  (31,012)   (21.2)%   $  (5,250)  (15.4)%
                                      ========== ==========  ========== ========== ========== ==========  ========== ==========

     Revenue. Revenue increased from $20.2 million for the three months ended September 30, 1999 to $47.2 million for the three months ended September 30, 2000. Revenue increased from $34.1 million for the nine months ended September 30, 1999 to $146.4 million for the nine months ended September 30, 2000. The increases in revenue were primarily due to an increase in the number of our clients from 47 as of September 30, 1999 to 109 as of September 30, 2000 and the change from the use of advertising service fee contracts to the use of advertising services contracts.

     Cost of revenue. Cost of revenue consists of the cost of advertising space that we purchase from publisher Web sites, including inventory purchased by our AdClub, Inc. subsidiary, and the cost of delivering advertisements over the Internet. Cost of revenue increased from $16.7 million, or 83.1% of revenue, for the three months ended September 30, 1999 to $37.4 million, or 79.2% of revenue, for the three months ended September 30, 2000. Cost of revenue increased from $28.0 million, or 82.1% of revenue, for the nine months ended September 30, 1999 to $117.9 million, or 80.6% of revenue, for the nine months ended September 30, 2000. The dollar increases in cost of revenue were primarily due to increases in the volume of advertising space we purchased. The percentage decreases in cost of revenue were primarily due to increased revenue contribution from higher margin products such as consulting.

     Client services. Client services expenses consist primarily of salaries and related expenses for client service personnel. These employees are organized into Client Service teams consisting of client strategists, media buyers, account coordinators and media engineers. Client services expenses increased from $1.3 million, or 6.6% of revenue, for the three months ended September 30, 1999 to $4.0 million, or 8.5% of revenue, for the three months ended September 30, 2000. Client services expenses increased from $2.6 million, or 7.6% of revenue, for the nine months ended September 30, 1999 to $11.2 million, or 7.6% of revenue, for the nine months ended September 30, 2000. The increases in client services expenses were primarily due to the increase in the number of our Client Service teams, which was in response to the increase in the number of our clients from 47 as of September 30, 1999 to 109 as of September 30, 2000, and expenses relating to our international operations. We anticipate continued increases in our client services expenses to accommodate growth in our client base and associated revenue increases.

     Technology and analytics. Technology and analytics expenses consist of salaries and related costs for information technology, software development, and analytics personnel. In addition, these expenses include the cost of housing our ad servers and other equipment at third-party co-location facilities. Technology and analytics expenses increased from $768,000, or 3.8% of revenue, for the three months ended September 30, 1999 to $4.1 million, or 8.8% of revenue, for the three months ended September 30, 2000. Technology and analytics expenses increased from $1.8 million, or 5.3% of revenue, for the nine months ended September 30, 1999 to $11.2 million, or 7.7% of revenue, for the nine months ended September 30, 2000. The increases in technology and analytics expenses were primarily due to increases in the number of personnel in software development, production systems, information systems, and analytics in 2000. Due to our increasing volume of advertisements served, we have increased our capacity for ad serving, in part by adding computer equipment to the data centers maintained at our co-location facilities, resulting in increased rental charges. We anticipate some increases in our technology and analytics expenses in future periods as we add additional technology-based products to our service offering, supply additional productivity tools to our Client Service teams and accommodate additional clients.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses increased from $2.6 million, or 13.0% of revenue, for the three months ended September 30, 1999 to $7.2 million, or 15.2% of revenue, for the three months ended September 30, 2000. Selling, general and administrative expenses increased from $5.6 million, or 16.5% of revenue, for the nine months ended September 30, 1999 to $18.2 million, or 12.4% of revenue, for the nine months ended September 30, 2000. The increases in selling, general and administrative expenses were primarily due to increases in the number of personnel in 2000. During this period, we added substantially to our management team, developed an in-house accounting function, created a marketing department and increased our recruiting efforts. We anticipate some growth of our selling, general and administrative expenses as we selectively expand our administrative and marketing staff and add new marketing programs. Selling, general, and administrative expenses as a percentage of revenue decreased as a result of revenues growing at a faster rate than expenses.

     Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment increased from $399,000, or 2.0% of revenue, for the three months ended September 30, 1999 to $1.2 million, or 2.4% of revenue, for the three months ended September 30, 2000. Depreciation and amortization of property and equipment increased from $648,000, or 1.9% of revenue, for the nine months ended September 30, 1999 to $2.9 million, or 2.0% of revenue, for the nine months ended September 30, 2000. The increases were primarily due to purchases in 2000 of production equipment for operations and computer equipment as a result of increased personnel.

     Amortization of intangible assets. In connection with the purchase of iballs, LLC (iballs) during September 1999, we recorded intangible assets of approximately $6.0 million related to the iballs customer base and workforce. During the three and nine month periods ended September 30, 2000, we recorded amortization of these intangible assets of $503,000 and $1.5 million, respectively.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. During the three and nine month periods ended September 30, 2000, we recorded amortization of deferred stock compensation of $7.1 million and $20.6 million, respectively.

     Interest income, net. Net interest income consists of earnings on our cash and cash equivalents. Net interest income increased from $201,000, or 1.0% of revenue, for the three months ended September 30, 1999 to $2.2 million, or 4.8% of revenue, for the three months ended September 30, 2000. Net interest income increased from $335,000, or 1.0% of revenue, for the nine months ended September 30, 1999 to $5.2 million, or 3.6% of revenue, for the nine months ended September 30, 2000. The increases in net interest income were primarily due to higher invested cash balances resulting from our initial public offering of common stock, which was completed during the first quarter of 2000.

     Other income (expense), net. Net other income (expense) consists of non-recurring miscellaneous income and expense transactions. During the three and nine month periods ended September 30, 2000, we recorded net other expense of $118,000 and net other income of $919,000, respectively.

     Our quarterly and annual revenue, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. Because of these fluctuations, we believe that period-to-period comparisons are not a good indication of our future financial performance.

Liquidity and Capital Resources

     Since inception we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

     As of September 30, 2000, we had cash and cash equivalents of $19.7 million and short-term investments of $115.9 million. We have a $6.0 million equipment term loan facility with a bank which was fully utilized as of September 30, 2000.

     Cash used in operating activities was $20.1 for the nine months ended September 30, 2000. Cash provided by operating activities was $7,000 for the nine months ended September 30, 1999.

     Cash used in investing activities was $114.4 million and $5.8 for the nine months ended September 30, 2000 and 1999, respectively. Cash used in investing activities for the nine months ended September 30, 2000 was primarily related to purchases of marketable securities and purchases of computer equipment to expand our ad serving capacity and to equip employees hired during that period.

     Cash provided by financing activities was $143.2 million and $22.8 million for the nine months ended September 30, 2000 and 1999, respectively. The cash provided by financing activities during the nine months ended September 30, 2000 primarily related to the net proceeds from our initial public offering of common stock, which raised approximately $132.5 million in the first quarter of 2000.

     As of September 30, 2000, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2003, and a note payable to a bank which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

     Since our inception, we have significantly increased our operating expenses. We currently anticipate that we will continue to experience some growth in our operating expenses and that such expenses will be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

     Pursuant to Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133" (SFAS
137), the effective date of SFAS 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at our election, before January 1, 1999).

     We have not yet quantified the impact of adopting SFAS 133 on our financial statements and have not determined the timing or method of adoption of SFAS 133. However, the statement could increase volatility in earnings and other comprehensive income.

     In December 1999, the Staff of the SEC released SAB 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for the quarter ended December 31, 2000. We believe our revenue recognition practices are in conformity with the guidelines in SAB 101.

     In July 2000, the EITF reached a consensus on EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." We believe that the final consensus reached supports the accounting historically followed by us. Accordingly, this EITF is not expected to impact our financial statements.

     In March 2000, the FASB released FIN 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance, and therefore FIN 44 will have no impact on our financial statements.

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

   We have a history of losses and anticipate continued losses

     We incurred net losses of $15.8 million for the period from our inception on July 1, 1997 through December 31, 1999, and net losses of $31.0 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was $46.3 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future. We expect to continue to make significant operating and capital expenditures and, as a result, we will need to generate significant additional revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations or cannot be reduced, we will be unable to achieve or maintain profitability.

   Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

     Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts or investors. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price.

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

     Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. In particular, we plan to increase our operating expenses as needed in order to enhance our proprietary technology, expand our client services, sales and marketing operations and expand internationally. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

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

   Our client contracts have short terms, and the loss of a significant number of these contracts in a short period of time could harm our business

     We derive substantially all of our revenue from the sale of advertising services under short-term advertising campaign services contracts, all of which are cancelable upon 90 days' or less notice. In addition, these contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, cancellation or deferral of a significant number of these contracts in any one period could cause an immediate and significant decline in our revenue and harm our business.

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

   In addition to patent infringement claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

     In addition to patent infringement claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights, trademarks and trade secrets, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services, which would substantially harm our business. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property infringement suit, we may be prevented from providing some of our services or using some of the service marks for which we have sought service mark protection, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

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

     Our future success also depends on our ability to attract, retain and motivate highly skilled personnel. Competition for qualified personnel in the Internet and technology industries is intense. If we fail to hire and retain a sufficient number of client service, engineering, sales and technical personnel, we will not be able to maintain or expand our business.

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

   Consolidation in the Internet industry may impair our ability to retain our clients

     Many of our clients may be affected by rapid consolidation in the Internet industry. For example, uBid, Inc., previously one of our top four clients, stopped using our services after it was acquired by CMGI, Inc. Our business would suffer if we were to lose a substantial number of clients or any of our significant clients as a result of consolidation. These clients may be required to use the advertising services of the companies that acquire them or of other advertising service providers.

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

     Our services are substantially dependent on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area at facilities operated by Exodus Communications, Inc. and InterNAP Network Services Corporation. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Web sites and advertising networks due to system failures unrelated to our own systems. For example, power outages at one of our co-location facilities, including one outage that lasted for approximately five hours, have prevented us from serving advertisements, tracking user responses and providing performance reports to our clients. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

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

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 35 week period ended October 27, 2000, the closing price of our common stock ranged from $3.06 to $72.00 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, investment-grade debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We also believe that we are not subject to any material market risk exposure with respect to any foreign currency or other derivative financial instruments.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds

     On February 28, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. The offering was co-managed by Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC. Pursuant to the registration statement, we registered and sold an aggregate of 6,037,500 shares of common stock for a gross aggregate offering price of $144.9 million. In connection with the offering, we incurred total expenses of approximately $12.4 million, including underwriting discounts and commissions of approximately $10.1 million. All of these expenses were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders. We placed all of the net offering proceeds in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Required by Item 601 of Regulation S-K:

          10.1 Commercial Lease between the registrant and Societe de Developpement pour la Construction (SDC) S.A.R.L., dated September 30, 2000
          10.2 Employment Agreement between the registrant and Michael Vernon, dated September 27, 2000
          10.3 Employment Agreement between the registrant and Michael T. Galgon, dated June 21, 2000
          10.4 Employment Agreement between the registrant and Jeffrey J. Miller, dated June 21, 2000
          10.5 Pledge Agreement between the registrant and Neve and Ann Savage, dated August 18, 2000
          10.6 Loan Agreement between the registrant and Neve and Ann Savage, dated August 18, 2000
          10.7 Promissory Note issued by the registrant to Neve and Ann Savage, dated August 18, 2000

          27.1  Financial Data Schedule for the period ended September 30, 2000

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2000.

                                    AVENUE A, INC.


                                    By:     /s/ MICHAEL VERNON
                                        -------------------------------------
                                                      Michael Vernon
                                                Chief Financial Officer
                                          (Authorized Officer and Principal
                                                   Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
-------
Number                             Description
------       -----------------------------------------------------------

  10.1 Commercial Lease between the registrant and Societe de Developpement pour la Construction (SDC) S.A.R.L., dated September 30, 2000

  10.2 Employment Agreement between the registrant and Michael Vernon, dated September 27, 2000

  10.3 Employment Agreement between the registrant and Michael T. Galgon, dated June 21, 2000

  10.4 Employment Agreement between the registrant and Jeffrey J. Miller, dated June 21, 2000

  10.5 Pledge Agreement between the registrant and Neve and Ann Savage, dated August 18, 2000

  10.6 Loan Agreement between the registrant and Neve and Ann Savage, dated August 18, 2000

  10.7 Promissory Note issued by the registrant to Neve and Ann Savage, dated August 18, 2000

  27.1    Financial Data Schedule for the period ended September 30, 2000