Form 10-Q/A
period 2000-09-30
AVENUE A INC
filed 2000-11-16
CIK 1071806

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                  FORM 10-Q/A
                               (AMENDMENT NO.1)

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

PART I.   FINANCIAL INFORMATION

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

   Consolidation in the Internet industry may impair our ability to retain our clients

     Many of our clients may be affected by rapid consolidation in the Internet industry. For example, CMGI, Inc. recently acquired uBid, Inc., one of our top four clients. Our business would suffer if we were to lose a substantial number of clients or any of our significant clients as a result of consolidation. These clients may be required to use the advertising services of the companies that acquire them or of other advertising service providers. In addition, we may lose clients that acquire other companies that provide advertising services similar to ours. For example, Uproar Inc., which was previously one of our top four clients, recently terminated its relationship with us after acquiring a company that provides services similar to ours.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2000.

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