Form 10-K405
period 2000-12-31
AVENUE A INC
filed 2001-03-28
CIK 1071806

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission File Number 0-23137

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                               ----------------

                                AVENUE A, INC.
            (Exact Name of Registrant as Specified in its Charter)

                Washington                           91-1819567
      (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)             Identification No.)

            506 Second Avenue,                       98104
      9th Floor, Seattle, Washington               (Zip Code)
          (Address of Principal
           Executive Offices):

                                (206) 816-8800
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

          Securities Registered Pursuant To Section 12(b) of the Act:

                                     None.

          Securities Registered Pursuant to Section 12(g) of the Act:

                                 Common Stock

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at March 23, 2001 was approximately $65,406,440.

   The number of shares of the registrant's Common Stock outstanding at March 23, 2001 was 58,139,058.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 AVENUE A, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                  PART I

    ITEM 1.  BUSINESS...................................................     3

    ITEM 2.  PROPERTIES.................................................    19

    ITEM 3.  LEGAL PROCEEDINGS..........................................    20

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    20

                                 PART II

    ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS...................................................    21

    ITEM 6.  SELECTED FINANCIAL DATA....................................    22

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ................................    23

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................    28

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............    28

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................    52

                                 PART III

    ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY............    52

    ITEM 11. EXECUTIVE COMPENSATION.....................................    52

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................    52

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    52

                                 PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
              FORM 8-K .................................................    52

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by PART III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held on May 30, 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                     PART I

   This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the section entitled "Business -- Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition." This section along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms "Avenue A," the "Company," "we," "us" and "our" refer to Avenue A, Inc. and its subsidiaries, and references to "iballs LLC" refer to iballs, a wholly owned subsidiary of Avenue A, Inc.

ITEM 1. BUSINESS

Overview

   Avenue A provides technology-based Internet advertising services to businesses. We use Internet media planning and buying, proprietary ad management technology, anonymous user profiling and data analysis systems to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. Through this approach we have developed an extensive knowledge base of Internet advertising strategies, targeting methods and media placements that perform effectively. We believe this knowledge base grows richer and more valuable with each additional campaign we execute and with each additional client we serve. We focus on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients.

   Our services for Internet advertisers include the following key elements:

   Internet media planning and buying. We use our proprietary database and experience from past advertising campaigns to plan highly targeted advertising campaigns for our clients. We negotiate and purchase Internet advertising space for our clients using our status as a large purchaser of advertising and our historical pricing and performance data from past campaigns.

   Campaign management. We use our proprietary software and systems, including our Atlas Digital Marketing Suite, in ad serving, anonymous user profiling, performance reporting and data collection and analysis to manage and increase the effectiveness of our clients' Internet advertising campaigns.

   Data warehousing and analysis. Our technology enables us to collect, store and analyze extensive data from our previous and current Internet advertising campaigns that we use to plan and improve current and future advertising campaigns for all of our clients.

   We recently established our Digital Marketing Technologies division. Through this division, we intend to license our proprietary Atlas Digital Marketing Suite to traditional and online advertising agencies, as well as to large advertisers who have their own media strategy and planning capabilities. We continue to provide our core services to advertisers through our Digital Marketing Solutions division.

   Our subsidiary, iballs LLC, provides its clients with Internet media planning and buying services similar to those provided by Avenue A, and uses our ad serving, anonymous user profiling, performance reporting and data collection and analysis capabilities for some of its clients. We believe that our media planning and buying expertise, our proprietary technology and our commitment to serving only advertisers will enable us to continue to strengthen our leadership position in Internet advertising.

Industry Background

 Emergence of the Internet as an Advertising Medium

   Historically, the leading Internet advertisers have included technology companies, Internet portals and e-commerce companies. However, many of the largest advertisers in traditional media, including mass marketers such as consumer products companies and automobile manufacturers, have begun advertising online. Expenditures for online advertising currently represent a small portion of all media spending, but these expenditures are expected to grow at a higher rate than expenditures for traditional advertising.

 Advantages of Internet Advertising

   Unlike traditional advertising, Internet advertising involves the delivery of messages which can be tailored for individual viewers, giving the Internet unique characteristics for advertisers. Because Internet advertisements are generally delivered to individual viewers across a digital infrastructure, the Internet has several advantages as an advertising medium, including:

   Measurability. The Internet provides the ability to observe and record a wide range of online activities, including the delivery of advertisements to a browser, click-throughs on Internet advertisements, the completion of online purchases and the downloading of software files. As a result, sophisticated Internet advertisers can collect and measure data about a broad range of consumer behaviors associated with a particular advertisement. Using this data, advertisers can track, monitor and measure the effectiveness of their Internet advertising campaigns.

   Targeting capabilities. Because each Internet image or message is generally delivered to one user at a time, specific advertisements or emails can be tailored with the goal of addressing the interests and needs of the user. Using the Internet, advertisers can target advertising campaigns to specific geographic regions, specific audiences, and consumer segments with specific demographic or behavioral profiles. Advertisers can also rotate sequentially the advertisements that are delivered to a user's browser. In addition, advertisers can build anonymous user profiles for future advertising campaigns through the use of transaction information, registration procedures and anonymous matching techniques.

   Rapid feedback and response. The Internet enables much more rapid measurement of and response to the effectiveness of an advertising campaign than most traditional media. Information on consumer responses to campaigns can be provided promptly after they occur, allowing an advertiser to respond quickly to that feedback. For example, an online retailer can assess which advertisements result in greater numbers of click-throughs or sales, and respond by eliminating under-performing advertisements from the campaign. In addition, a traditional mass marketer that does not sell products online but maintains a Web site to build its brand can determine which online advertisements are resulting in the most visits to its Web site and eliminate under-performing advertisements.

   Efficient reach. As a medium with no geographic boundaries, the Internet enables advertisers to reach large audiences throughout the United States and internationally. Unlike traditional print, outdoor, television or radio broadcast advertising, which may require advance media purchases in hundreds of markets to reach an international audience, Internet advertisers can quickly reach individuals worldwide with a single Internet advertising campaign.

 Challenges of Internet Advertising

   Despite the capabilities of the Internet as an advertising medium, individual advertisers seeking to take advantage of the Internet's potential may face numerous challenges, including:

   Scale and complexity. The proliferation of Web sites and the dispersed nature of the Internet audience make it difficult for individual advertisers and ad agencies to target, measure, analyze and optimize Internet advertising campaigns. An advertiser seeking to conduct a campaign across a large number of Web sites or advertising networks must be able to identify appropriate Web sites, understand the technical capabilities of individual Web sites, determine available inventory of desired advertisement placements, choose the size and location of advertisements, negotiate placement pricing and prepare its systems to deliver advertisements and track results. To determine the overall effectiveness of its advertising, an advertiser managing campaigns across different Web sites and advertising networks must reconcile reports from these multiple parties, which are often based on different measurement methodologies and therefore are not easily consolidated or compared.

   Data analysis and technology requirements. The measurement and recording of a wide range of online advertising responses, such as click-throughs, purchases or software downloads, can generate large amounts of data. To evaluate and optimize their Internet advertising campaigns, advertisers must analyze this data, which requires access to sophisticated data aggregation, storage and mining technology and capabilities.

   Limited services for advertising buyers. The Internet advertising market is broadly segmented into two groups: advertisers seeking to conduct the most effective Internet advertising campaigns at the lowest possible price, and Web sites and advertising networks seeking to maximize the revenue generated by their advertising inventory. We believe that while selling power has been aggregated by large portal sites and advertising networks, there are relatively few buyers of Internet advertising that match the scale of these aggregated sellers.

The Avenue A Advantage

   Avenue A integrates proprietary technology and media planning and buying to help advertisers realize the potential of Internet advertising, providing the following benefits:

   Comprehensive Internet advertising management services. We provide a wide range of services to conduct and increase the effectiveness of Internet advertising campaigns, including media planning and buying, ad serving, ad management, data analysis and consulting services. We have designed our services to enable advertisers to easily and cost-effectively conduct multiple advertising campaigns across a broad range of Web sites and advertising networks.

   Technology-enabled analysis, monitoring, tracking and optimization. We collect and analyze data about hundreds of publisher Web sites, numerous advertising campaigns and tens of millions of anonymous Web user profiles, so that our client strategists can structure targeted advertising campaigns to achieve our clients' desired business results. To improve campaign performance, we use our proprietary technology and data analysis capabilities to track, store and measure data on anonymous Web users' online responses to Internet advertisements promptly after they occur. Based on this data, we generate detailed performance reports that clients can view over the Internet at any time. Using these reports, we can refine and improve our clients' advertising campaigns while they are being conducted to increase their efficiency and effectiveness.

   Proprietary knowledge base. Because we have executed a substantial number of Internet advertising campaigns for our clients, we have captured a large quantity of data regarding the efficacy of online advertising campaigns and techniques. Our Client Service teams draw upon our dynamically updated databases to help improve the results of our clients' advertising campaigns. In particular, these teams use our proprietary knowledge base to more accurately understand which techniques are the most effective, what pricing for placements is appropriate and which targeting efforts are best suited for a particular client's needs.

   Focus on Internet advertisers. Because we serve a large number of Internet advertisers, we are a large and frequent purchaser of Internet advertising space. We believe that our status as a large purchaser of Internet advertising, together with our extensive knowledge of historical pricing and performance information, enables us to negotiate efficient, cost-effective advertising purchases for Internet advertisers.

Avenue A's Services

   Core services. Our Digital Marketing Solutions division provides to clients our core services, which include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation.

  . Media planning and buying. Our Client Service teams evaluate our client's needs and objectives, outline a media strategy for the client, develop a media plan by identifying appropriate media placements, and execute this plan by negotiating the rates for these placements and purchasing advertising space.

  . Ad serving. Through our proprietary ad serving technology, we serve advertisements on third-party Web sites to execute our clients' advertising campaigns. Our media engineers coordinate and monitor this ad serving process once an advertising campaign begins. Our ad serving systems allow us to adjust advertising campaigns quickly and efficiently because changes required to the advertisements are made on our ad serving systems rather than on each individual Web site where the advertisements appear.

  . Campaign analysis. Through our proprietary ad serving systems, we evaluate advertising campaigns based on criteria important to the client, such as sales, leads, registrations and software downloads. We provide this campaign data to our clients in comprehensive online performance reports generated by our system, which our client strategists review with the clients.

  . Optimization. Based upon consultations with our clients, our Client
    Service teams can adjust an advertising campaign in progress to improve its performance. If a Web site is generating unacceptably low response rates, we can remove that Web site from the campaign, reduce the number of impressions allocated to that site, or negotiate a lower rate for advertisement placements on that site. If a Web site is generating high responses, we can serve more advertisements to that Web site.

  . Data collection and aggregation. We use our aggregated campaign data to help plan effective advertising campaigns for our clients. As we conduct advertising campaigns, we collect and store data on these campaigns in our data warehouse. Typically, we aggregate data with the data from our advertising campaigns to expand our data warehouse and build our anonymous user profile databases.

   Digital Marketing Technologies Division. Through our Digital Marketing Technologies division, we intend to license the Atlas(TM) Digital Marketing Suite, our proprietary technology platform, to traditional and online advertising agencies, as well as to large advertisers who have their own media strategy and planning capabilities. We believe that licensing this platform to third parties represents an additional and fundamentally different opportunity for us to address the Internet advertising market and expand the reach of our Atlas Digital Marketing Suite.

   Strategic Partnership Program(TM). Through our Strategic Partnership Program, we manage exclusive or complex partnerships between our clients and Web sites or advertising networks, such as exclusive sponsorships of specific locations or features of a Web site, or advertising campaigns based on several complex measurement criteria or methods of advertising. These arrangements typically have terms ranging from six months to one year. Managers in the Strategic Partnership Program consult with clients to determine their objectives and to negotiate the terms of these longer-term, complex advertising relationships with appropriate Web sites and advertising networks. We then help manage the partnership by providing participants in the program with ongoing advertising campaign analysis and optimization services with respect to exclusive sponsorship links and complex advertising placement arrangements.

   Customer Targeting Program(TM). Our Customer Targeting Program enables us to target tailored advertisements to the browsers of users that have previously visited our clients' Web sites. The program is designed to strengthen the clients' relationship with the user, improve response rates and accelerate the sales cycle. This targeting is based on data acquired from prior interactions conducted through that computer on the client's Web site. For example, if the information in our data warehouse indicates that the computer of a particular Web user was previously used to purchase a backpack from our client, our ad serving systems can serve an advertisement to that user's computer recommending additional, complementary purchases, such as hiking boots, tents or fleece jackets.

   LifeCycle E-mail Service(TM). Through our LifeCycle E-mail Service (formerly known as Precision E-mail(TM)), we deliver targeted emails to specific customer segments based on their shopping and browsing behavior. This service enables us to assist our clients in expanding their relationship with their customers after they have been acquired. We intend to integrate LifeCycle E-mail campaigns with our online advertising campaigns to enhance the overall effectiveness of our clients' Internet advertising and marketing campaigns.

   Consulting. We launched our Consulting Group in October 2000 to provide clients with data-driven insights about their customers. The Consulting Group develops and maintains an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future. These predictive models enable us to advise our clients how to more effectively market to specific customer segments and help them to acquire, maintain, and grow their customer base. For example, with our Customer Retention Analysis, we analyze how customer loyalty is built for a client over time. Hypothetically, we might find that the probability of a customer's first purchase increases significantly upon a third site visit. We would advise clients how and when to market to customers with two site visits to encourage them to make that critical third visit.

   Our subsidiary, iballs LLC, provides our Internet media planning and buying services, ad serving, anonymous user profiling, performance reporting and data collection and analysis capabilities to its clients. In addition, iballs LLC's clients can participate in our Strategic Partnership Program and Customer Targeting Program and use our LifeCycle E-mail Service.

Sales, Marketing and Client Service

   We acquire clients primarily through our field sales force, which works in sales offices in Seattle, New York City, Chicago, and London. We generate sales leads primarily through field sales and responses to our public relations and marketing efforts. We seek to close sales through a team-based approach, using our Client Service teams to propose integrated solutions for our clients' Internet advertising needs.

   In addition, we market our services through our Client Service teams as the services become appropriate for an individual advertiser's evolving needs. For example, if a client has achieved its initial goal of acquiring customers through our advertising services, the client might begin using our Customer Targeting Program to retain these customers or use our LifeCycle E-mail Service to expand into email marketing.

   We use a variety of marketing methods to build awareness of Avenue A and our service offerings within our target market and to establish credibility and leadership in the marketplace. These methods include marketing materials, advertising, press coverage and other public relations efforts, direct marketing, trade shows, seminars and conferences, relationships with recognized industry analysts, and the Avenue A Web site.

Technology

   Our proprietary technology, including our Atlas Digital Marketing Suite, consists of software applications, Web-based applications, systems and databases, and delivers advertisements. This proprietary technology tracks users' responses, aggregates data and provides standardized reporting and data processing support to the Client Service teams, to the Data Analytics group and to our clients. Our systems and applications consist of several independently scalable components: data warehousing, technological applications for media planning, campaign management and trafficking, and ad serving. In building these systems and applications, we have developed a significant amount of proprietary software and techniques, and have also leveraged leading industry-standard software and hardware.

   Data warehousing. Our data warehouse is the foundation of our campaign management, ad serving, targeting, data collection, data analysis and performance reporting systems. These systems feed into or utilize the warehouse for a significant portion of their overall system functionality. We have developed a number of proprietary technologies for managing and compressing data that allow us to keep billions of pieces of historical campaign information online and available to our other systems. We also utilize industry-standard database technology to aggregate and store information.

   Media planning. Our client strategists and media buyers use media planning tools, such as historical cost databases and campaign management software programs, to keep track of Web sites and select sites and placements during initial media planning activities. After an advertising campaign is underway, these tools support ongoing planning and optimization activities.

   Campaign management and trafficking. We have developed and use campaign management and trafficking tools to manage the information from our clients' advertising campaigns and to assist in or automate the process of communicating with our clients and with the Web sites on which we serve advertisements.

   Ad serving. Our ad serving systems are multi-tiered applications that were built for reliability and scalability. Each response to an advertisement request is based on several factors, which may include part of the advertising viewing history of a user's browser. We use standard cookie technology to track anonymous Internet users' activity on our clients' Web sites, and on each Web site on which the users' computers receive advertisements served by our systems. The modular design of our ad serving systems allows us to grow capacity incrementally by adding a single server at a time, or scale substantially by adding several servers at a time.

   Our ad serving systems are designed to operate 24 hours a day, 7 days a week. These systems are primarily located in the Seattle, Washington metropolitan area at facilities operated by Exodus Communications, Inc. and InterNAP Network Services Corporation. These data centers give us redundant capabilities in the event of a hardware failure or loss of connectivity at a data center. In addition, we use Akamai Technologies, Inc. in conjunction with our ad serving systems for redirecting and caching banners to users' browsers in order to reduce load time and latency.

Competition

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

  . targeted email service providers, such as At Home Corporation, through its MatchLogic, Inc. subsidiary, ClickAction Inc., Digital Impact, Inc., DoubleClick Inc., E-Dialog, Inc. and Message Media, Inc.; and

  . traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, such as Ogilvy & Mather Worldwide and Saatchi & Saatchi Advertising.

   In addition, we compete with other traditional advertising agencies that use traditional advertising media, and in general we compete with television, radio, cable and print media for a share of advertisers' budgets.

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

  . our ability to serve advertisements on Internet portals and advertising networks;

  . our ability to respond to rapid technological change and provide feature enhancements and expanded service offerings;

  . the quality and reliability of our operations and client service and support organizations; and

  . the effectiveness of our sales and marketing efforts.

   Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors have combined or may combine with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services or that achieve greater market acceptance than our services. In addition, our competitors may develop databases that are larger than or otherwise superior to our databases. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.

Intellectual Property

   To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with many of our employees and consultants, and confidentiality provisions in our vendor and client agreements. Despite these protections, third parties might obtain and use our technologies without authorization or develop similar technologies independently. The steps we have taken may not prevent infringement or misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

   We have obtained an issued U.S. trademark registration for, among others, "AVENUE A MEDIA". We also have applied for registration of the following service marks: "AVENUE A," "ATLAS," "IBALLS," "KNOW WHAT WORKS," "PRECISION E-MAIL," the Avenue A logo and the iballs logo. We cannot assure you that any of our service mark applications will ultimately proceed to registration. Some of our service mark applications have been opposed by third parties, and our pending applications may still be successfully challenged by others or invalidated. We are aware of third parties that use marks or names, including Internet domain names, that contain the words "Avenue A" or similar words, one of which is a Canadian advertising agency. There may be other third parties using names similar to ours of whom we are unaware. If our service mark applications do not proceed to registration or if our service marks are invalidated because of prior third-party registrations, applications or rights, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all. Even if our service mark applications proceed to registration, our use of these marks could be restricted to the services set forth in our service mark applications.

   We have filed eleven pending patent applications in the United States for aspects of our technologies, processes and methods, but we have not been issued any patents to date. We cannot assure you that our pending or future patent applications, will be granted, that any future patent of ours will not be challenged, invalidated or circumvented, or that the rights granted under any future patent of ours will provide competitive advantages to us. If a blocking patent has issued or issues in the future to a third party, and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop noninfringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to provide our services. We also cannot assure you that any proprietary rights with respect to our technologies will be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

   A U.S. patent was issued to DoubleClick in September 1999 relating to a method of delivery, targeting and measuring of advertising over networks. In addition, 24/7 Media has received a U.S. patent on aspects of its ad delivery technology that 24/7 Media asserts relates to enabling technology currently in use by a number of ad serving systems. These patents may cover some of the technologies, processes or methods we use in our ad serving systems. We cannot assure you that we will be able to distinguish our technologies, processes or methods from those covered under the DoubleClick patent or 24/7 Media patent or that the DoubleClick patent or 24/7 Media patent would be invalidated if challenged.

   In addition, DoubleClick and MatchLogic, a subsidiary of At Home Corporation, have each filed U.S. patent applications and related applications under the Patent Cooperation Treaty that appear to cover technologies relating to ad serving. If patents are issued pursuant to these applications, we cannot assure you that we will be able to distinguish our technologies, processes or methods from those covered under these patents or that the patents would be invalidated if challenged.

   Any claims that might be brought against us relating to intellectual property infringement, including claims of infringement of the DoubleClick patent or 24/7 Media patent and other patents that may be issued to DoubleClick or MatchLogic, or others, may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, such litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

   Our technology enables us to collect and use data derived from user activity on the Internet. Although we believe that we have the right to use this information and to compile it in our databases, we cannot assure you that any trade secret, copyright or other protection will be available for this information. In addition, our clients and other parties may claim rights to this information.

Employees

   As of January 31, 2001, we had 391 employees. We believe that we have good relationships with our employees. We have never had a significant work stoppage, and none of our employees is represented under a collective bargaining agreement or by a union. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly skilled personnel and upon the continued service of our senior management. Competition for qualified personnel in our industry is intense, and we cannot assure you that we will succeed in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition

   You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

 We are subject to risks frequently encountered by companies in the Internet advertising market

   Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet advertising industry. These risks include the need to:

  . attract new clients and maintain current client relationships;

  . achieve effective advertising campaign results for our clients;

  . continue to develop and upgrade our technologies to keep pace with the growth of the Internet advertising market and changes in technology;

  . continue to expand the number of services we offer;

  . successfully implement our business model, which is evolving;

  . maintain our reputation and build trust with our clients; and

  . identify, attract, retain and motivate qualified personnel.

   If we do not successfully address these risks, our business could suffer.

 We have a history of losses and may not achieve profitability

   We incurred net losses of $58.8 million for the period from our inception on July 1, 1997 through December 31, 2000, and net losses of $42.9 million for the year ended December 31, 2000. As of December 31, 2000, our accumulated deficit was $58.2 million. We have not achieved profitability and may not do so in the future. We expect to continue to make significant operating and capital expenditures and, as a result, we may need to generate significant additional revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to achieve or maintain profitability.

 Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

   Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or Avenue A. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price.

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

  . timing and amount of our costs; and

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

 The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business

   If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as an advertising medium, and on the willingness of our potential clients to outsource their Internet advertising and marketing needs. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients' total advertising budgets. Our current and potential clients may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising services may deteriorate or develop more slowly than expected. In addition, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising.

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

 Our business may be seriously harmed by third-party claims against us relating to the collection and use of Internet user information

   We are a defendant in pending class action lawsuits alleging, among other things, that our collection and use of Internet user information violates federal and state laws. We may be subject to additional suits in the future regarding our collection and use of Internet user information. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may require us to pay substantial damages, be prevented from conducting targeted advertising and aggregating data from our clients' advertising campaigns, and otherwise seriously harm our business. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission, regarding the collection and use of Internet user information, and we may be subject to similar claims. Such claims and any other claim by a government entity or other third party against us regarding our collection and use of Internet user information could seriously harm our business. See "Legal Proceedings."

 Privacy concerns could lead to legislative and other limitations on our ability to collect personal data from Internet users, including limitations on our use of cookie or action tag technology and user profiling

   Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use "cookies" and "action tags" to track Internet users and their online behavior to build anonymous user profiles. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients' or prospective clients' websites and some LifeCycle E-mails. This enables our measurement of an advertising campaign's effectiveness to drive consumers to specific actions. We are substantially dependent on cookie and action tag technology to target our clients' advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. In addition, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling in some jurisdictions. For example, the European Union has adopted a directive addressing data privacy that may result in limitations on the collection and use of information regarding European Internet users. Also, Germany has imposed its own laws limiting the use of user profiling, and other countries may impose similar limitations. In addition, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, third parties have brought class action lawsuits against us relating to our use of cookies, and we may be subject to similar lawsuits in the future. If our ability to use cookies or action tags or build user profiles were substantially restricted by technology, government regulation or any other means, or as a result of litigation, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all.

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

 Some of our competitors have obtained patents and have sued other parties to enforce their rights under these patents, and we may also be subject to patent infringement claims, including claims that our ad serving technologies, processes or methods infringe these or other patents

   Other parties may claim that our technologies, processes or methods infringe their patents. Any such claim may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from providing some of our services, including our core ad serving services, which would substantially harm our business. U.S. patents were issued to DoubleClick Inc. in September 1999 and to 24/7 Media in February 2000. These patents may cover some of the technologies, processes or methods that we use in our ad serving systems. We cannot assure you that we will be able to distinguish our technologies, processes or methods from those covered under the DoubleClick patent or 24/7 Media patent or that either of these patents would be invalidated if challenged. In addition, DoubleClick and MatchLogic, a subsidiary of At Home Corporation, have each filed U.S. patent applications and related applications under the Patent Cooperation Treaty that appear to cover technologies relating to ad serving. If patents are issued pursuant to these applications, we cannot assure you that we will be able to distinguish our technologies, processes or methods from those covered under these patents or that the patents would be invalidated if challenged. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware. Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies.

   Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

 In addition to patent infringement claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

   In addition to patent infringement claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights, trademarks and trade secrets, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services, which would substantially harm our business. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property infringement suit, we may be prevented from providing some of our services or using some of the service marks for which we have sought service mark protection, unless we enter into royalty or license agreements. We may not be able to obtain royalty, license or coexistence agreements on terms acceptable to us, if at all.

 Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name

   Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name. We are aware of third parties that use marks or names, including Internet domain names, that contain the words "Avenue A" or similar words, one of which is a Canadian advertising agency. There may be other third parties using names similar to ours of whom we are unaware. We may be subject to trademark infringement claims by third parties as a result of our use of the name "Avenue A." In addition, we may not receive registration of our service mark application for the name "Avenue A." This application has been opposed by third parties, and even if the application is registered, the service mark may be challenged by third parties or invalidated. As a result of such infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using the name "Avenue A" unless we enter into royalty, license or coexistence agreements. We may not be able to obtain royalty, license or coexistence agreements on terms acceptable to us, if at all. Use of the name "Avenue A" or similar names by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

 The loss of key personnel or any inability to attract and retain additional personnel could impair our ability to maintain or expand our business

   The loss of the services of members of our management team or other key employees could harm our business. Our future success depends to a significant extent on the continued service of our key management, client service, analytics, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into noncompetition agreements with our employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

   Our future success also depends on our ability to attract, retain and motivate highly skilled personnel. Competition for qualified personnel in the Internet and technology industries is intense. If we fail to hire and retain a sufficient number of client service, analytics, sales and technical personnel, we will not be able to maintain or expand our business.

 Many of our clients have limited operating histories, are unprofitable and may not be able to pay for our services

   If any of our current or future clients is unable to pay for our services, our business could suffer. Some of our clients have limited operating histories and have not achieved profitability. In the past we have lost clients, or have had difficulty collecting payments from clients, who could not pay for our services because they were unable to secure ongoing funding. The ability of many of our clients to meet their payment obligations is affected by the risks and difficulties encountered by companies with limited operating histories, particularly in the evolving Internet market.

 We may not be able to compete successfully in the market for Internet advertising

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

  . targeted email service providers, such as At Home Corporation, through its MatchLogic, Inc. subsidiary, ClickAction Inc., Digital Impact, Inc., DoubleClick Inc., E-Dialog, Inc. and Message Media, Inc.; and

  . traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, such as Ogilvy & Mather Worldwide and Saatchi & Saatchi Advertising.

   Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors have combined or are in the process of combining with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services or that achieve greater market acceptance than our services. In addition, our competitors may develop databases that are larger than or otherwise superior to our databases. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.

 Consolidation in the Internet industry may impair our ability to retain our clients

   Many of our clients may be affected by rapid consolidation in the Internet industry. Our business would suffer if we were to lose a substantial number of clients or any of our significant clients as a result of consolidation. These clients may be required to use the advertising services of the companies that acquire them or of other advertising service providers, or may use the advertising services of companies that they acquire.

 Consolidation of Internet advertising networks and large Internet portals may impair our ability to serve advertisements, to acquire advertising space at favorable rates and to collect campaign data

   The consolidation of Internet advertising networks and large Internet portals could harm our business. This type of consolidation could eventually lead to a concentration of desirable advertising space on a very small number of networks and large Web sites. This type of concentration could substantially impair our ability to serve advertisements if these networks or large Web sites decide not to permit us to serve advertisements on their Web sites or if they develop ad placement systems that are not compatible with our ad serving systems. These networks or Web sites could also use their greater bargaining power to increase their rates for advertising space or prohibit or limit our aggregation of advertising campaign data. In addition, concentration of desirable advertising space in a small number of networks and Web sites could diminish the value of our advertising campaign databases, as the value of these databases depends on the continuous aggregation of data from advertising campaigns on a variety of different Web sites and advertising networks.

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

 Our operations may be adversely affected by earthquakes or power outages in the Pacific Northwest

   Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. In addition, due to the ongoing power shortages in California, the Pacific Northwest may experience power shortages or outages. These power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and harm our business. Power shortages in the Northwest could adversely affect the region's economy and decrease regional demand for our advertising services, which could reduce our revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

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

 International operations could impose burdens on our resources and divert management's attention from domestic operations

   International operations could impose burdens on our resources, divert management's attention from domestic operations, and otherwise harm our business. Our international operations require significant management attention and resources. In addition, we may need to rely extensively on third parties in foreign countries to help conduct our international operations, coordinate with foreign Web sites and conduct sales and marketing efforts. Furthermore, international operations are subject to several inherent risks, including:

  . difficulties and costs of staffing and managing foreign offices;

  . the impact of recessions in economies outside the United States;

  . changes in regulatory requirements;

  . regulations relating to the export of consumer data;

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

   Our service offering includes email advertising and marketing services. The market for email advertising and marketing in general is vulnerable to the negative public perception associated with unsolicited email. Various states have enacted legislation and several bills have been introduced in Congress that limit or prohibit the use of unsolicited email. Government action, public perception or press reports related to solicited or unsolicited email could reduce the overall demand for email advertising and marketing in general and our email services in particular.

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

 Our stock price has been and may continue to be volatile

   The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 56 week period ended March 23, 2001, the closing price of our common stock ranged from $1.03 to $72.00 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2. PROPERTIES

   Our principal executive, administrative, engineering, marketing and sales facility currently occupies approximately 44,000 square feet of office space in Seattle. The lease for this facility expires in November 2006, with an option to renew for an additional four-year term and a further option to renew for an additional five-year term. We lease approximately 62,000 square feet of additional office space in Seattle. Of this additional space, the lease term for approximately 31,000 square feet expires in December 2001, with the remainder expiring in December 2003. In addition, our iballs LLC subsidiary leases approximately 6,400 square feet of office space in New York City under a lease that expires in August 2001 with an option to renew for an additional one-year term. We lease approximately 4,800 square feet of office space in London, England to house our international operations. This lease expires in August 2010. We also have a lease for approximately 2,800 square feet of office space in Paris, France, on a lease that can be terminated in July 2003. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area at facilities operated by Exodus Communications, Inc. and InterNAP Network Services Corporation. Our agreement with Exodus Communications expires in December 2001, with automatic one year renewals. Our agreement with InterNAP expires in April 2001, with automatic quarterly renewals. In London, England, our ad serving equipment is located in a facility operated by Level 3 Communications, under a lease that expires in May 2002.

ITEM 3. LEGAL PROCEEDINGS

   We are currently the subject of four lawsuits concerning our collection and use of Internet user information. We believe all of these lawsuits are without merit and are vigorously defending against them.

   In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) common law trespass to personal property, (5) common law invasion of privacy, (6) unjust enrichment, (7) violation of state consumer protection and deceptive practices statutes, and (8) declaratory judgment. The plaintiffs seek declaratory and injunctive relief as well as monetary damages and disgorgement of profits that Avenue A has received in connection with the alleged illegal practices. Plaintiffs have moved for class certification and we have filed an opposition to that motion. We have also filed a motion for summary judgment, requesting that the Court dismiss plaintiffs' federal claims and decline jurisdiction over plaintiffs' state claims. A trial date has been set for June 2002.

   In Werber v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 30, 2000 in the United States District Court for the Western District of Washington. This case raises the same claims and requests substantially the same relief as the Chance case, and the district court has ordered the Werber case to be consolidated with the Chance case.

   In Bowles v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated throughout the nation, filed a class action complaint against us on or about December 27, 2000 in the United States District Court for the Northern District of Illinois. This suit raises most of the same claims and requests substantially the same relief as the Chance case. The case is currently pending in the district court.

   In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that Avenue A has received in connection with the alleged illegal practices. The case is currently pending in the district court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   Our Common Stock is traded on the Nasdaq National Market (symbol "AVEA"). The number of shareholders of record of our Common Stock at March 23, 2001, was 510.

   High and low bid quotations for our Common Stock as quoted on the Nasdaq National Market for the periods indicated since February 29, 2000, the date the Common Stock began trading, are as follows.

                                                                   Stock Price
                                                                  -------------
                                Year                               High   Low
                                ----                              ------ ------
   Fiscal 2000 (ended December 31, 2000)
     First Quarter (from February 29, 2000)...................... $89.00 $28.06
     Second Quarter..............................................  40.89   8.00
     Third Quarter...............................................  11.69   4.69
     Fourth Quarter..............................................   5.38   0.97

   We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

   On February 28, 2000, the Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-92301) as filed with the Commission in connection with our initial public offering. The date of commencement of the initial public offering was February 29, 2000. Total net proceeds received were $132.5 million. These funds, which have been reduced by funding operating losses and capital expenditures, have been invested with professional money managers in short-term investments or are in money market accounts.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                                                Period From
                                 Year Ended December 31,         Inception
                                ---------------------------  (July 1, 1997) to
                                  2000      1999     1998    December 31, 1997
                                --------  --------  -------  -----------------
                                   (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Revenue........................ $194,532  $ 69,695  $   599        $  18
Expenses:
  Cost of revenue..............  155,318    56,979      125           20
  Client services..............   15,660     4,860      382           19
  Technology and analytics.....   16,078     3,292    1,493          --
  Selling, general and
   administrative..............   26,913    10,826    2,102          263
  Depreciation and amortization
   of property and equipment...    4,201       853      155          --
  Amortization of intangible
   assets......................    2,024       651      --           --
  Amortization of deferred
   stock compensation..........   25,624     4,681      --           --
                                --------  --------  -------        -----
    Total expenses.............  245,818    82,142    4,257          302
                                --------  --------  -------        -----
Loss from operations...........  (51,286)  (12,447)  (3,658)        (284)
Interest income, net...........    7,393       554       12          --
Other income, net..............      964       --       --           --
                                --------  --------  -------        -----
Net loss....................... $(42,929) $(11,893) $(3,646)       $(284)
                                ========  ========  =======        =====
Basic and diluted net loss per
 share......................... $  (0.86) $  (0.61) $ (0.34)
Shares used in computing basic
 and diluted loss per share....   49,707    19,428   10,861

                                                      As of December 31,
                                                 ------------------------------
                                                   2000    1999    1998   1997
                                                 -------- ------- ------  -----
                                                        (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents....................... $ 38,888 $10,962 $  847  $   3
Working capital (deficit).......................  124,280  11,932    (30)  (338)
Total assets....................................  198,305  62,091  3,441     75
Total liabilities...............................   55,304  40,147  2,431    359
Total shareholders' equity (deficit)............  143,001  21,944  1,010   (284)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled "Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this report. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Overview

   We provide technology-based Internet advertising services to businesses. We use Internet media planning and buying, proprietary ad management technology, anonymous user profiling and data analysis systems to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. Through this approach we have developed an extensive knowledge base of Internet advertising strategies, targeting methods and media placements that perform effectively. We focus on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients.

   Our core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. We also generate revenue through our Strategic Partnership Program, in which we manage longer term exclusive or complex partnerships between our clients and Web sites or advertising networks, consulting services, in which we develop and maintain an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future, our LifeCycle E-mail Service, in which we deliver targeted emails to specific customer segments, and the Customer Targeting Program, in which we deliver tailored advertisements to the browsers of users that have previously visited our clients' Web sites.

   The majority of our revenue in 2000 and the last three quarters in 1999 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. Under net method contracts, our clients are ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. If it were determined that use of the gross method would result in adverse tax consequences to us (for which we have made adequate reserves), we would consider restructuring most or all of our contracts with clients and publishers in order to utilize the net method for such contracts. All such revenue is recognized over the period that the related advertising is delivered. For our LifeCycle E-mail services, revenue is generally recognized when email impressions are delivered. Revenue is generally recognized for our consulting services under the percentage of completion method of accounting.

   During the first quarter of 1999, we replaced a majority of our net method contracts with gross method contracts. This has resulted in recognition of greater revenue and expenses for the same level of client services and advertising. Although the increase in our revenue in 2000 compared to 1999 was a result of an increase in our number of clients and increased total spending by clients, revenue has increased disproportionately relative to prior periods as a result of the recognition of gross billings to our clients as revenue in connection with our use of gross method contracts.

   We believe that our operating results will continue to be subject to seasonal fluctuations because retail advertisers generally purchase substantially more advertising space during the fourth calendar quarter of each year than during other quarters, particularly the first calendar quarter.

Results of Operations

   The following table presents, in dollars and as a percentage of revenue, statements of operations data for the years ended December 31, 2000, 1999 and 1998. This information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any period are not necessarily indicative of results for any future period.

                                    Year Ended December 31,
                          ---------------------------------------------------
                               2000              1999              1998
                          ---------------   ---------------   ---------------
                            (in thousands except percentage amounts)
Consolidated Statements
 of Operations Data:
Revenue.................. $194,532  100.0 % $ 69,695  100.0 % $   599   100.0 %
Expenses:
  Cost of revenue........  155,318   79.8     56,979   81.8       125    20.9
  Client services........   15,660    8.1      4,860    7.0       382    63.8
  Technology and
   analytics.............   16,078    8.3      3,292    4.7     1,493   249.2
  Selling, general and
   administrative........   26,913   13.8     10,826   15.5     2,102   350.9
  Depreciation and
   amortization of
   property and
   equipment.............    4,201    2.2        853    1.2       155    25.9
  Amortization of
   intangible assets.....    2,024    1.0        651    0.9       --      --
  Amortization of
   deferred stock
   compensation..........   25,624   13.2      4,681    6.7       --      --
                          --------  -----   --------  -----   -------  ------
    Total expenses.......  245,818  126.4     82,142  117.8     4,257   710.7
                          --------  -----   --------  -----   -------  ------
Loss from operations.....  (51,286) (26.4)   (12,447) (17.8)   (3,658) (610.7)
Interest income, net.....    7,393    3.8        554    0.8        12     2.0
Other income, net........      964    0.5        --     --        --      --
                          --------  -----   --------  -----   -------  ------
Net loss................. $(42,929) (22.1)% $(11,893) (17.0)% $(3,646) (608.7)%
                          ========  =====   ========  =====   =======  ======

   Revenue. Revenue increased to $194.5 million for the year ended December 31, 2000 from $69.7 million for the year ended December 31, 1999. Revenue recognized under the gross method increased to $188.0 million for the year ended December 31, 2000 from $67.1 million for the year ended December 31, 1999. Revenue recognized under the net method increased to $6.5 million for the year ended December 31, 2000 from $2.6 million for the year ended December 31, 1999. The increase in revenue was primarily due to an increase in the number of clients served during the year as well as an increase in overall client spending on our core services and other services such as the Strategic Partnership Program. Revenue increased to $69.7 million for the year ended December 31, 1999 from $599,000 for the year ended December 31, 1998. Revenue recognized under the gross method increased to $67.1 million for the year ended December 31, 1999. Revenue recognized under the net method increased to $2.6 million for the year ended December 31, 1999 from $599,000 for the year ended December 31, 1998. The increase in revenue was due to the change in the majority of our contracts from the net method to the gross method of accounting as a result of the change in client contracts and an increase in the number of our clients.

   Cost of revenue. Cost of revenue consists mainly of the costs of advertising space that we purchase from publishers' Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery. Cost of revenue increased to $155.3 million, or 79.8% of revenue, for the year ended December 31, 2000 from $57.0 million, or 81.8% of revenue, for the year ended December 31, 1999. The dollar increase in cost of revenue was primarily due to increases in the volume of advertising space we purchased. The percentage decrease in cost of revenue was primarily due to increased revenue contribution from higher margin products such as the Strategic Partnership Program. Cost of revenue increased to $57.0 million, or 81.8% of revenue, for the year ended December 31, 1999 from $125,000, or 20.9% of revenue, for the year ended December 31, 1998. The dollar increase was primarily due to increases in the volume of advertising space we purchased during this period. The increase as a percentage of revenue was primarily due to the change from accounting primarily under the net method to accounting primarily under the gross method.

   Client services. Client services expenses consist primarily of salaries and related expenses for client service personnel. These employees are organized into Client Service teams consisting of client strategists, media buyers, account managers and media engineers. Client services expenses increased to $15.7 million, or 8.1% of revenue, for the year ended December 31, 2000 from $4.9 million, or 7.0% of revenue, for the year ended December 31, 1999. The increases in client services expenses were primarily due to the increase in the number of our Client Service teams throughout the year, which was in response to the increase in the number of clients served, and expenses relating to our international operations. Client services expenses increased to $4.9 million, or 7.0% of revenue, for the year ended December 31, 1999 from $382,000, or 63.8% of revenue, for the year ended December 31, 1998. This dollar increase was primarily due to the increase in the number of our Client Service teams, which was in response to the increase in the number of our clients.

   Technology and analytics. Technology and analytics expenses consist of salaries and related costs for information technology, software development, and analytics personnel. In addition, these expenses include the costs of housing our ad servers and other equipment at third-party co-location facilities. Technology and analytics expenses increased to $16.1 million, or 8.3% of revenue, for the year ended December 31, 2000 from $3.3 million, or 4.7% of revenue, for the year ended December 31, 1999. The increases in technology and analytics expenses were primarily due to increases in the number of personnel in software development, production systems, information systems and analytics. Due to our increasing volume of advertisements served, we have increased our capacity for ad serving, in part by adding computer equipment to the data centers maintained at our co-location facilities, resulting in increased rental charges. Technology and analytics expenses increased to $3.3 million, or 4.7% of revenue, for the year ended December 31, 1999 from $1.5 million, or 249.2% of revenue, for the year ended December 31, 1998. This dollar increase was primarily due to increases in the number of personnel in information technology, software development and production systems.

   Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses increased to $26.9 million, or 13.8% of revenue, for the year ended December 31, 2000 from $10.8 million, or 15.5% of revenue, for the year ended December 31, 1999. The dollar increase in selling, general and administrative expenses was primarily due to increases in the number of personnel as well as increases in the amount of sales commissions and marketing expenses. Selling, general, and administrative expenses as a percentage of revenue decreased as a result of revenues growing at a faster rate than expenses. Selling, general and administrative expenses increased to $10.8 million, or 15.5% of revenue, for the year ended December 31, 1999 from $2.1 million, or 350.9% of revenue, for the year ended December 31, 1998. This dollar increase was primarily due to increases in the number of personnel in executive, sales, marketing, finance, accounting, human resources and administrative positions. The dollar increase was also due to increases in the amount of sales commissions and increased marketing expenses.

   Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment increased to $4.2 million, or 2.2% of revenue, for the year ended December 31, 2000 from $853,000, or 1.2% of revenue, for the year ended December 31, 1999. Depreciation and amortization of property and equipment increased to $853,000, or 1.2% of revenue, for the year ended December 31, 1999 from $155,000, or 25.9% of revenue, for the year ended December 31, 1998. The dollar increases were primarily due to purchases of production equipment for operations and computer equipment as a result of increased personnel.

   Amortization of intangible assets. In connection with the purchase of iballs LLC during September 1999, we recorded intangible assets of approximately $6.0 million related to the iballs customer base and workforce. Amortization of intangibles increased to $2.0 million, or 1.0% of revenue, for the year ended December 31, 2000 from $651,000, or 0.9% of revenue, for the year ended December 31, 1999. The increase was primarily due to a full year of amortization associated with the iballs acquisition.

   Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation increased to $25.6 million, or 13.2% of revenue, for the year ended December 31, 2000 from $4.7 million, or 6.7% of revenue, for the year ended December 31, 1999. The increase was primarily due to a full year of amortization related to deferred stock compensation of $27.4 million recorded in 1999 as well as due to amortization on additional deferred stock compensation of $24.2 million recorded in 2000.

   Interest income, net. Net interest income consists of earnings on our cash, cash equivalents, and short-term investments. Net interest income increased to $7.4 million, or 3.8% of revenue, for the year ended December 31, 2000 from $554,000, or 0.8% of revenue, for the year ended December 31, 1999. The increase in net interest income was primarily due to higher invested cash balances resulting from our initial public offering of common stock, which was completed during the first quarter of 2000. Net interest income increased to $554,000, or 0.8% of revenue, for the year ended December 31, 1999 from $12,000, or 2.0% of revenue, for the year ended December 31, 1999. The dollar increase in net interest income was primarily due to higher invested cash balances during 1999.

   Other income (expense), net. Net other income (expense) consists of non-recurring miscellaneous income and expense transactions. During the year ended December 31, 2000, we recorded net other income of $964,000.

   The general weakening of the economy, which has caused some companies to reduce advertising expenditures, and the effects of difficulties experienced by Internet-related companies, which has reduced or eliminated online advertising expenditures from some companies in this industry segment, have adversely impacted demand for our services. As a result of these conditions, we expect that our revenue for the first half of 2001 will be significantly below our revenue for the comparable period in 2000, and that our revenue for 2001 will be below our revenue for 2000.

   During January 2001, we announced an immediate reduction in work force as part of a cost reduction program. The associated severance costs and other expenses of approximately $1.5 million will be reflected as a restructuring charge in the first quarter of 2001 statement of operations. We anticipate our operating expenses for the first quarter to be higher than the remainder of the year as a result of this restructuring charge.

Provision for Income Taxes

   As of December 31, 2000, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $34.9 million, and research and development tax credit carryforwards of approximately $206,000 which begin to expire in 2018 if not utilized. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of specified events, including significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits, totaling approximately $24.4 million as of December 31, 2000. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. See note 6 of the notes to our consolidated financial statements.

Liquidity and Capital Resources

   Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

   As of December 31, 2000, we had cash and cash equivalents of $38.8 million and short-term investments of $95.3 million. We have a $6.0 million equipment term loan facility with a bank which was fully utilized as of December 31, 2000.

   Net cash used in operating activities was $16.0 million in 2000, net cash provided by operating activities was $2.9 million in 1999, and net cash used in operating activities was $2.7 million 1998.

   Net cash used in investing activities was $98.7 million, $19.0 million, and $1.1 million in 2000, 1999, and 1998, respectively. Net cash used in investing activities was primarily related to net purchases of marketable securities and purchases of computer equipment to expand our ad serving capacity and to equip employees hired during that period. Net cash used in investing activities in 1999 also included the purchase of iballs.

   Net cash provided by financing activities was $142.7 million, $26.3 million, and $4.7 million in 2000, 1999, and 1998, respectively. Net cash provided by financing activities was primarily related to proceeds from sales of securities, including our initial public offering of common stock.

   As of December 31, 2000, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

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

Recent Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) and in June 2000 issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

   Pursuant to Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133--an Amendment to FASB Statement No. 133" (SFAS 137), the effective date of SFAS 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at our election, before January 1, 1999).

   We believe that our practices are in conformity with this guidance, and therefore SFAS 133 will have no impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplementary data are included beginning on page F-1 of this Report:

                                 AVENUE A, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants................................... F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations and Comprehensive Loss............... F-4

Consolidated Statements of Shareholders' Equity............................ F-5

Consolidated Statements of Cash Flows...................................... F-6

Notes to Consolidated Financial Statements................................. F-7

Report of Independent Public Accountants on Schedule....................... F-22

Schedule II--Valuation and Qualifying Accounts............................. F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Avenue A, Inc.:

   We have audited the accompanying consolidated balance sheets of Avenue A, Inc. (a Washington corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avenue A, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Seattle, Washington
January 25, 2001

                                 AVENUE A, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS


Current assets:
  Cash and cash equivalents................................ $ 38,888  $ 10,962
  Short-term investments...................................   95,257    11,803
  Accounts receivable, net of allowance of $3,616 and
   $1,594 in 2000 and 1999, respectively...................   39,343    28,295
  Other receivables........................................    1,824       183
  Prepaid expenses and other current assets................      716       153
                                                            --------  --------
    Total current assets...................................  176,028    51,396
Property and equipment, net................................   13,087     4,625
Intangible assets, net.....................................    3,519     5,221
Other assets...............................................    5,671       849
                                                            --------  --------
    Total assets........................................... $198,305  $ 62,091
                                                            ========  ========


           LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable......................................... $ 42,449  $ 36,075
  Accrued expenses.........................................    6,215     3,066
  Notes payable, current portion...........................    2,000       303
  Deferred revenue.........................................    1,084        20
                                                            --------  --------
    Total current liabilities..............................   51,748    39,464
Notes payable, less current portion........................    3,556       683
                                                            --------  --------
    Total liabilities......................................   55,304    40,147
                                                            --------  --------
Shareholders' equity:
  Convertible preferred stock, $0.01 par value; 37,500
   shares authorized; 0 and 16,416 shares issued and
   outstanding at December 31, 2000 and 1999,
   respectively............................................      --        164
  Common stock, $0.01 par value; 200,000 shares authorized;
   58,139 and 25,121 shares issued and outstanding at
   December 31, 2000 and 1999, respectively................      581       251
  Paid-in capital..........................................  222,901    60,447
  Deferred stock compensation..............................  (21,566)  (22,670)
  Subscription receivable..................................     (941)     (965)
  Accumulated deficit......................................  (58,189)  (15,260)
  Accumulated other comprehensive income (loss)............      215       (23)
                                                            --------  --------
    Total shareholders' equity.............................  143,001    21,944
                                                            --------  --------
    Total liabilities and shareholders' equity............. $198,305  $ 62,091
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                 AVENUE A, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (in thousands except per share amounts)

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Revenue.......................................... $194,532  $ 69,695  $   599
Expenses:
  Cost of revenue................................  155,318    56,979      125
  Client services................................   15,660     4,860      382
  Technology and analytics.......................   16,078     3,292    1,493
  Selling, general and administrative............   26,913    10,826    2,102
  Depreciation and amortization of property and
   equipment.....................................    4,201       853      155
  Amortization of intangible assets..............    2,024       651      --
  Amortization of deferred stock compensation....   25,624     4,681      --
                                                  --------  --------  -------
    Total expenses...............................  245,818    82,142    4,257
                                                  --------  --------  -------
Loss from operations.............................  (51,286)  (12,447)  (3,658)
Interest income, net.............................    7,393       554       12
Other income, net................................      964       --       --
                                                  --------  --------  -------
Net loss......................................... $(42,929) $(11,893) $(3,646)
                                                  ========  ========  =======
Basic and diluted loss per share................. $  (0.86) $  (0.61) $ (0.34)
                                                  ========  ========  =======
Shares used in computing basic and diluted loss
 per share.......................................   49,707    19,428   10,861
                                                  ========  ========  =======
Comprehensive loss:
  Net loss....................................... $(42,929) $(11,893) $(3,646)
  Items of comprehensive income (loss)...........      238       (23)     --
                                                  --------  --------  -------
    Comprehensive loss........................... $(42,691) $(11,916) $(3,646)
                                                  ========  ========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                AVENUE A, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands except share amounts)

                     Convertible                                                              Accumulated
                   preferred stock      Common stock                Deferred                    deficit
                  ------------------- ----------------- Paid-in      stock     Subscriptions   prior to    Accumulated
                    Shares     Amount   Shares   Amount Capital   compensation  receivable   incorporation   deficit
                  -----------  ------ ---------- ------ --------  ------------ ------------- ------------- -----------
BALANCES,
December 31,
1997............          --    $--          --   $--   $    --     $    --        $ --          $(284)     $    --
Net loss prior
to incorporation
on February 27,
1998............          --     --          --    --        --          --          --           (279)          --
Issuance of
common stock for
cash, conversion
of affiliate
payable to
common stock and
conversion of
affiliate's
equity in
division........          --     --   18,000,000   180       857         --          --            563           --
Exercise of
common stock
options.........          --     --       59,700     1         3         --          --            --            --
Issuance of
convertible
preferred stock
and issuance of
common stock
warrants for
cash, net of
offering costs
of $165.........    3,998,474     40         --    --      3,271         --          --            --            --
Compensation
expense
associated with
stock option
grants..........          --     --          --    --         25         --          --            --            --
Net loss from
February 27,
1998 to December
31, 1998........          --     --          --    --        --          --          --            --         (3,367)
                  -----------   ----  ----------  ----  --------    --------       -----         -----      --------
BALANCES,
December 31,
1998............    3,998,474     40  18,059,700   181     4,156         --          --            --         (3,367)
Issuance of
preferred stock,
net of offering
costs of $170...   12,417,624    124         --    --     21,755         --          --            --            --
Deferred stock
compensation
related to stock
options.........          --     --          --    --     27,351     (27,351)        --            --            --
Amortization of
deferred stock
compensation....          --     --          --    --        --        4,681         --            --            --
Issuance of
common stock in
connection with
the iballs
acquisition.....          --     --      750,000     8     2,492         --          --            --            --
Issuance of
common stock....          --     --       83,266     1       166         --          --            --            --
Issuance of
common stock
options to
consultants.....          --     --          --    --        153         --          --            --            --
Exercise of
common stock
options.........          --     --    6,228,169    61     4,374         --         (965)          --            --
Unrealized loss
on investments..          --     --          --    --        --          --          --            --            --
Net loss........          --     --          --    --        --          --          --            --        (11,893)
                  -----------   ----  ----------  ----  --------    --------       -----         -----      --------
BALANCES,
December 31,
1999............   16,416,098    164  25,121,135   251    60,447     (22,670)       (965)          --        (15,260)
Conversion of
preferred
stock...........  (16,416,098)  (164) 24,624,148   246       (82)        --          --            --            --
Deferred stock
compensation
related to stock
options.........          --     --          --    --     24,168     (24,168)        --            --            --
Amortization of
deferred stock
compensation....          --     --          --    --        --       25,272         --            --            --
Issuance of
common stock,
net of offering
costs of
$12,418.........          --     --    6,037,500    60   132,482         --          --            --            --
Exercise of
common stock
warrant.........          --     --      677,710     7       368         --          --            --            --
Exercise of
common stock
options, net....          --     --    1,553,134    16     4,451         --           24           --            --
Issuance of
common stock--
Employee Stock
Purchase Plan...          --     --      125,780     1     1,067         --          --            --            --
Unrealized gain
on investments..          --     --          --    --        --          --          --            --            --
Cumulative
foreign currency
translation.....          --     --          --    --        --          --          --            --            --
Net loss........          --     --          --    --        --          --          --            --        (42,929)
                  -----------   ----  ----------  ----  --------    --------       -----         -----      --------
BALANCES,
December 31,
2000............          --    $--   58,139,407  $581  $222,901    $(21,566)      $(941)        $ --       $(58,189)
                  ===========   ====  ==========  ====  ========    ========       =====         =====      ========
                   Accumulated
                      other         Total
                  comprehensive shareholders'
                     income        equity
                  ------------- -------------
BALANCES,
December 31,
1997............      $--         $   (284)
Net loss prior
to incorporation
on February 27,
1998............       --             (279)
Issuance of
common stock for
cash, conversion
of affiliate
payable to
common stock and
conversion of
affiliate's
equity in
division........       --            1,600
Exercise of
common stock
options.........       --                4
Issuance of
convertible
preferred stock
and issuance of
common stock
warrants for
cash, net of
offering costs
of $165.........       --            3,311
Compensation
expense
associated with
stock option
grants..........       --               25
Net loss from
February 27,
1998 to December
31, 1998........       --           (3,367)
                  ------------- -------------
BALANCES,
December 31,
1998............       --            1,010
Issuance of
preferred stock,
net of offering
costs of $170...       --           21,879
Deferred stock
compensation
related to stock
options.........       --              --
Amortization of
deferred stock
compensation....       --            4,681
Issuance of
common stock in
connection with
the iballs
acquisition.....       --            2,500
Issuance of
common stock....       --              167
Issuance of
common stock
options to
consultants.....       --              153
Exercise of
common stock
options.........       --            3,470
Unrealized loss
on investments..       (23)            (23)
Net loss........       --          (11,893)
                  ------------- -------------
BALANCES,
December 31,
1999............       (23)         21,944
Conversion of
preferred
stock...........       --              --
Deferred stock
compensation
related to stock
options.........       --              --
Amortization of
deferred stock
compensation....       --           25,272
Issuance of
common stock,
net of offering
costs of
$12,418.........       --          132,542
Exercise of
common stock
warrant.........       --              375
Exercise of
common stock
options, net....       --            4,491
Issuance of
common stock--
Employee Stock
Purchase Plan...       --            1,068
Unrealized gain
on investments..       306             306
Cumulative
foreign currency
translation.....       (68)            (68)
Net loss........       --          (42,929)
                  ------------- -------------
BALANCES,
December 31,
2000............      $215        $143,001
                  ============= =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 AVENUE A, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Cash flows from operating activities:
Net loss..........................................  $(42,929) $(11,893) $(3,646)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities-
  Depreciation and amortization...................     6,225     1,504      155
  Amortization of deferred stock compensation.....    25,272     4,681      --
  Noncash compensation expense....................       352       320       25
  Loss on disposal of fixed assets................        71       --       --
  Changes in assets and liabilities:
  Accounts receivable.............................   (11,048)  (25,368)  (1,537)
  Other receivables, prepaid expenses and other
   current assets.................................    (2,204)     (326)       1
  Other assets....................................    (2,322)     (799)      (9)
  Accounts payable................................     6,374    32,126    2,073
  Accrued expenses................................     3,149     2,848      168
  Deferred revenue................................     1,064      (208)      91
                                                    --------  --------  -------
   Net cash (used in) provided by operating
    activities....................................   (15,996)    2,885   (2,679)
                                                    --------  --------  -------
Cash flows from investing activities:
Purchases of property and equipment...............   (12,733)   (4,439)  (1,132)
Purchases of marketable securities................  (118,778)  (13,887)     --
Proceeds from sale of marketable securities.......    35,597     2,084      --
Purchases of other assets.........................    (2,822)      --       --
Purchase of iballs................................       --     (3,601)     --
Cash acquired in iballs acquisition...............       --        812      --
                                                    --------  --------  -------
   Net cash used in investing activities..........   (98,736)  (19,031)  (1,132)
                                                    --------  --------  -------
Cash flows from financing activities:
Proceeds from notes payable.......................     5,000     1,000      --
Payments on notes payable.........................      (430)      (14)     --
Proceeds from issuance of common stock and
 exercises of common stock options, net...........   138,125     3,472    1,475
Proceeds from issuance of convertible preferred
 stock, net.......................................       --     21,879    3,311
Payments to affiliate, net........................       --        (76)    (131)
                                                    --------  --------  -------
Net cash provided by financing activities.........   142,695    26,261    4,655
                                                    --------  --------  -------
Effect of exchange rate changes on cash...........       (37)      --       --
Net increase in cash and cash equivalents.........    27,926    10,115      844
Cash and cash equivalents, beginning of period....    10,962       847        3
                                                    --------  --------  -------
Cash and cash equivalents, end of period..........  $ 38,888  $ 10,962  $   847
                                                    ========  ========  =======
Supplemental disclosure of cash flow information:
Common stock issued in iballs acquisition.........  $    --   $  2,500  $   --
                                                    ========  ========  =======
Subscriptions receivable..........................  $    (24) $    965  $   --
                                                    ========  ========  =======
Deferred stock compensation.......................  $ 24,168  $ 27,351  $   --
                                                    ========  ========  =======
Cash paid for interest............................  $    296  $    --   $   --
                                                    ========  ========  =======
Affiliate payable converted to common stock.......  $    --   $    --       139
                                                    ========  ========  =======
Conversion of accumulated deficit prior to
 incorporation to contributed capital.............  $    --   $    --      (563)
                                                    ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 AVENUE A, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)

1. Organization and Operations of the Company

   Avenue A, Inc. (the Company) provides technology-based Internet advertising services to businesses. The Company uses Internet media planning and buying, proprietary ad management technology, anonymous user profiling and data analysis systems to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company's headquarters are located in Seattle.

   On September 2, 1999, the Company completed the acquisition of iballs LLC (iballs), a full service interactive media planner and buyer located in New York State. The acquisition was recorded under the purchase method of accounting and, therefore, the results of operations of iballs and the fair value of the acquired assets and liabilities were included in the Company's consolidated financial statements beginning on the acquisition date (Note 3).

   In 2000, the Company commenced international operations and opened offices in Europe.

   The Company is subject to a number of risks similar to other companies in a comparable stage of development including the need for continued growth of the Internet advertising market, reliance on key personnel, competition from other companies with greater financial, technical and marketing resources, and the risks relating to the ability to secure adequate financing.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates in the Preparation of Financial Statements

   The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   Cash and cash equivalents include demand deposits, money market accounts and all highly liquid debt instruments with an original maturity date of three months or less.

 Stock Split

   In January 2000, the Board of Directors approved a 3-for-2 stock split in the form of a common stock dividend of the Company's common stock. The related common stock and per-share data in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)

 Investments

   The Company's short-term investments consist primarily of investment-grade marketable securities, which are classified as available for sale and recorded at fair value. Investments with maturities of less than one year are considered short-term and are carried at fair value. At December 31, 2000 and 1999, substantially all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of shareholders' equity. The Company also has a minority investment in a private company. This investment is included in other assets on the Company's balance sheet and carried at cost. The Company monitors its investment for impairment and makes appropriate reductions in carrying values when necessary.

 Financial Instruments and Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Fair values of cash and cash equivalents and short-term investments approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category include accounts receivable and accounts payable.

   The Company performs initial and ongoing evaluations of its customers' financial position, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses.

 Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income, a separate component of shareholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations and comprehensive loss. To date, the Company has entered into no foreign currency exchange contracts to hedge its foreign currency exposure.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, of three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

 Intangible Assets

   Intangible assets include identifiable intangible assets purchased by the Company, primarily in connection with the iballs acquisition. Intangible assets are presented net of related accumulated amortization and are being amortized over three years.

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)

   The Company identifies and records impairment losses on property and equipment, intangible assets, and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

 Software Capitalization

   The Company follows the provisions outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" related to the treatment of costs. In situations where the Company's internal use software is complete and a decision to market the software is subsequently made, proceeds received from the license of such software, net of direct incremental costs of marketing would be applied against the carrying amount of the software until the basis of the software has been reduced to zero. Subsequent proceeds would be recognized as revenue when earned. Any subsequent development of internal software would be subject to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires capitalization of software development costs upon establishment of technological feasibility of the product.

 Subscriptions Receivable

   In conjunction with the exercise of certain stock options by several executives of the Company, the Company received full recourse promissory notes in the amount of approximately $965 at December 31, 1999. At December 31, 2000, $941 was outstanding under the notes. The notes are due on demand and bear interest at a rate equal to the greater of the applicable federal rate for a demand note or the lowest rate allowable by the Internal Revenue Code of 1986.

 Revenue Recognition

   The Company generates revenue by providing technology-based Internet advertising services to businesses. The Company's core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. The Company also generates revenue through the Strategic Partnership Program which manages longer term exclusive or complex partnerships between the Company's clients and Web sites or advertising networks; Consulting which develops and maintains an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future; LifeCycle E-mail Service which delivers targeted emails to specific customer segments; and the Customer Targeting Program which delivers tailored advertisements to the browsers of users which have previously visited clients' Web sites.

   The Company follows Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition and was effective for the quarter ended December 31, 2000. In addition, the Company follows the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent."

   In accordance with EITF 99-19, the majority of the Company's revenue is recognized under the gross method, which consists of the gross value of the Company's billings to the Company's clients, includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate

                                AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)

revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to the Company's clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. The Company also recognizes revenue for certain contracts under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company's client that is party to the contract is ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered. For LifeCycle E-mail services, revenue is generally recognized when email impressions are delivered. Revenue is generally recognized for consulting under the percentage of completion method of accounting. Revenue recognized under gross and net method contracts for the three years ended December 31, 2000 are as follows:

                                                             2000    1999   1998
                                                           -------- ------- ----
   Gross revenue.......................................... $187,983 $67,074 $--
   Net revenue............................................    6,549   2,621  599
                                                           -------- ------- ----
   Total revenue.......................................... $194,532 $69,695 $599
                                                           ======== ======= ====

   Revenue is deferred in cases where the Company has not yet earned advertising revenue due to billing the customer or receiving payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

   The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

                                                                   December 31,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
   Customer A....................................................  11%   15%   *
   Customer B....................................................  *     17%   *
   Customer C....................................................  *     11%   *
   Customer D....................................................  *     *     19%
   Customer E....................................................  *     *     17%
   Customer F....................................................  *     *     14%
   Customer G....................................................  *     *     10%

--------
*Less than 10%

 Computation of Basic and Diluted Net Loss Per Share

   Historical net loss per share has been calculated under SFAS No. 128 "Earnings per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. No diluted loss per share information has been presented in the accompanying consolidated statements of operations and comprehensive loss since potential common shares from conversion of preferred stock, stock options, and warrants are antidilutive.

                                AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)

 Income Taxes

   The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets, liabilities and tax carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (Note 6).

 Cost of Revenue, Client Services, and Technology and Analytics

   Cost of revenue consists mainly of the costs of advertising space that the Company purchases from publisher's Web sites and the costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery.

   Client services expenses consist primarily of salaries and related expenses for client service personnel.

   Technology and analytics expenses consist of salaries and related costs for information technology, software development, and analytics personnel. In addition, these expenses include the costs of housing the Company's ad serving equipment at third-party co-location facilities.

 Stock-Based Compensation

   The Company has elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock option plans.

 Comprehensive Income

   In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires companies to report a new, additional measure of income on statement of operations or to create a new financial statement that shows the new measure of income. Comprehensive income includes foreign currency translation gains and losses and unrealized gains on equity securities that have been previously excluded from net income and reflected instead in equity.

 Segment Reporting

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to shareholders. The Company operates solely in one segment, providing Internet advertising services. As of December 31, 2000, and 1999, the majority of the Company's assets are located in the United States. The Company has no significant sales to international customers.

 Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000 issued SFAS No. 138, "Accounting for Certain Derivative

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)

Instruments and Certain Hedging Activities," an amendment to SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

   Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133--an Amendment to FASB Statement No. 133" (SFAS 137), the effective date of SFAS 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the Company's election, before January 1, 1999).

   The Company believes that its practices are in conformity with this guidance, and therefore SFAS 133 will have no impact on the Company's financial statements.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Acquisition

   Effective September 2, 1999, the Company acquired iballs, a New York based, full service interactive media planning and buying company. In connection with the acquisition, the Company issued 750,000 shares of common stock and paid $3,500 in cash in exchange for all of the outstanding members' equity. The deemed fair value of the common stock issued in the acquisition, for accounting purposes, was approximately $2,500. The Company also incurred $101 in acquisition costs, for a total purchase price of $6,101. The acquisition was accounted for as a purchase and, accordingly, the results of operations of iballs have been included in the consolidated financial statements commencing on the date of acquisition. The excess of the purchase price over the value of the net assets acquired of approximately $5,872 was allocated to customer base and skilled workforce, which is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $2,660 and $651 at December 31, 2000 and 1999, respectively.

   In connection with the acquisition, net assets acquired were as follows:

     Cash, receivables and other current assets........................ $ 2,194
     Property and equipment, and other noncurrent assets...............      74
     Current liabilities...............................................  (2,039)
                                                                        -------
                                                                        $   229
                                                                        =======

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)


   The following table presents the unaudited pro forma results assuming that the Company had acquired iballs at the beginning of fiscal year 1999. This information may not necessarily be indicative of the future combined results of operations of the Company.

     Total revenue................................................... $ 71,197
     Net loss........................................................ $(12,455)
     Basic and diluted net loss per share............................ $   (.62)

4. Property and Equipment

   As of December 31, 2000 and 1999, property and equipment consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
     Computer equipment........................................ $14,091  $4,368
     Furniture and fixtures....................................   1,155     355
     Software costs............................................   1,633     452
     Leasehold improvements....................................   1,379     427
                                                                -------  ------
                                                                 18,258   5,602
     Less: Accumulated depreciation and amortization...........  (5,171)   (977)
                                                                -------  ------
                                                                $13,087  $4,625
                                                                =======  ======

5. Intangible Assets

   As of December 31, 2000 and 1999, intangible assets consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
     Customer base............................................. $ 5,745  $5,745
     Skilled workforce.........................................     127     127
     Other.....................................................     322     --
                                                                -------  ------
                                                                  6,194   5,872
     Less: Accumulated amortization............................  (2,675)   (651)
                                                                -------  ------
                                                                $ 3,519  $5,221
                                                                =======  ======

6. Federal Income Taxes

   The Company did not provide any current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception, and has provided full valuation allowances on deferred tax assets because of uncertainty regarding their realizability.

   The difference between the statutory federal tax rate of 34% and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)


   At December 31, 2000, the Company had net operating loss carryforwards of approximately $34,900 related to U.S federal and state jurisdictions. The valuation allowance increased by approximately $19,400, $4,000 and $0, respectively for the three years ended December 31, 2000. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Series C preferred financing transaction in 1999. The Company's use of losses is limited to approximately $1,800 per year on net operating losses incurred prior to May 1999. These carryforwards will begin to expire at various times commencing in 2018.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows:

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Deferred tax assets:
     Net operating loss carryforwards........................ $ 11,860  $ 2,415
     Stock compensation......................................    8,978    1,529
     Allowance for doubtful accounts.........................    1,229      518
     Other...................................................    2,930      883
                                                              --------  -------
       Total deferred tax assets.............................   24,997    5,345
   Deferred tax liabilities:
     Property and equipment..................................     (555)    (254)
     Valuation allowance for deferred tax assets.............  (24,442)  (5,091)
                                                              --------  -------
       Net deferred taxes.................................... $    --   $   --
                                                              ========  =======

7. Shareholders' Equity

 Initial Public Offering

   On February 29, 2000, the Company completed its initial public offering of 6,037,500 shares of common stock (including the underwriters' over-allotment shares) at a purchase price of $24.00 per share. The net proceeds to the Company from the offering were approximately $132,500, after deducting applicable issuance costs and expenses. Upon the close of the initial public offering, each share of preferred stock then outstanding was converted into 1.5 shares of common stock and a warrant to purchase 677,710 shares of common stock was exercised.

 Convertible Preferred Stock

   As of December 31, 2000, the Company had designated three series of convertible preferred stock (Series A through C). The rights and privileges of the Preferred Stock are as follows:

   Dividends--Holders of Series A, B and C are entitled to receive dividends of $0.05, $0.05 and $0.10, respectively, per share per annum, when and if declared by the Board of Directors. Such dividends are not cumulative. No dividends have been declared.

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)


   Conversion--Each share of Series A and B is convertible, at the option of the holders or upon the vote of two-thirds of the Series A and B shareholders, respectively, into 1.5 shares of common stock. Each share of Series C is convertible at the option of the shareholders into 1.5 shares of common stock. Each share of Series A, B and C automatically converted into common stock upon the closing of the initial public offering.

   Liquidation Preferences--The Series A, B and C shares have liquidation preferences of $.83, $1.12 and $1.94 per share, respectively, plus all declared but unpaid dividends.

   Voting Rights--The holders of each share of preferred stock are entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted, and have voting rights equal to holders of common stock.

Deferred Stock Compensation

   In connection with the grant of certain stock options to employees and consultants during the years ended December 31, 2000 and 1999, respectively, the Company recorded deferred stock compensation of $24,168 and $27,351, respectively, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders' equity and amortized, in accordance with Financial Accounting Standards Board Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). Under this method, approximately 52% of the Deferred Stock Compensation is recognized in the first 12 months, 27% in the second 12 months, 15% in the third 12 months and 6% in the fourth 12 months.

   During the years ended December 31, 2000 and 1999, the Company amortized $25,272 and $4,681, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

Equity Instruments Issued to Non-employees

   In connection with the sale of Series A preferred stock, the Company issued a warrant to purchase 677,710 shares of common stock at an exercise price of $.55 per share. The warrant has a grant date fair value of $.23 per share and expires in August 2003. To determine the grant date fair value, the Company used a risk free interest rate of 5.6%, expected life of five years, expected dividend yields of 0%, and expected volatility of 105%. The Company recorded expense of $157 during the year ended December 31, 1998 related to the warrant. Upon completion of the Company's initial public offering, the warrant was exercised at an aggregate exercise price of $375.

   During 1999, the Company granted options to purchase 257,025 shares of the Common Stock at exercise prices ranging from $.52 to $1.27 per share to consultants for past services. The two option grants have grant date fair values of $.23 and $.74 per share, respectively, and expire in 2009. To determine the grant date fair value, the Company used a risk free interest rate of 4.4% and 4.8%, respectively, expected life of two years, expected dividend yields of 0%, and expected volatility of 111%. The Company expensed approximately $153 during the year ended December 31, 1999 related to the options.

                                AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)


Reserved for Future Issuance

   The following shares of common stock have been reserved for future issuance as of December 31, 2000:

     Employee stock options outstanding under the Plans............ 10,878,561
     Employee stock options outstanding outside the Plans..........    700,000
     Employee stock options available for grant under the Plans....  4,400,587
     Employee stock options available for grant outside of the
      Plans........................................................    312,500
     Employee stock purchase plan..................................    624,220
                                                                    ----------
                                                                    16,915,868
                                                                    ==========

8. Stock Option and Employee Stock Purchase Plans

 Stock Option Plans

   The Company's stock option plans consist of the 1998 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 2000 Stock Incentive Compensation Plan (the Plans). Shares reserved under the Plans consist of 1,261,566 shares in the 2000 Stock Incentive Compensation Plan, 5,250,000 shares in the 1999 Stock Incentive Compensation Plan, and 15,525,000 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. The Company's Board of Directors grants options at an exercise price of not less than the fair market value of the Company's common stock at the date of grant.

   Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the options and the right of exercise may not exceed 10 years from the date of grant. The stock options typically vest 20% in the first year and ratably over the following 12 quarters. The 1998 and 2000 Plans permit the exercise of unvested options. Unvested common stock purchased under the 1998 and 2000 Plans may be subject to repurchase by the Company at the option exercise price in the event of termination of employment. At December 31, 2000, 1,798,549 of the shares acquired under the Plan were subject to the Company's repurchase rights.

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)


   Option activity under the Plans was as follows:

                                                            Weighted  Weighted
                                    Options                 Average   Average
                                   Available     Options    Exercise Grant Date
                                   for Grant   Outstanding   Price   Fair Value
                                   ----------  -----------  -------- ----------
Balances, December 31, 1997.......        --          --       --
  Authorized......................  5,250,000         --       --
  Granted......................... (4,774,575)  4,774,575    $ .14     $  .03
  Exercised.......................        --      (59,700)     .07
  Cancelled.......................     36,000     (36,000)     .13
                                   ----------  ----------
Balances, December 31, 1998.......    511,425   4,678,875    $ .14
  Authorized...................... 10,275,000         --
  Granted......................... (8,829,389)  8,829,389    $1.87     $ 1.87
  Exercised.......................        --   (5,681,422)     .52
  Cancelled.......................    653,757    (653,757)     .29
                                   ----------  ----------
Balances, December 31, 1999.......  2,610,793   7,173,085    $1.95
  Authorized......................  6,511,566         --
  Granted......................... (6,610,024)  6,610,024    $9.41     $13.78
  Exercised.......................        --   (1,269,982)    2.40
  Cancelled.......................  1,634,566  (1,634,566)    5.18
  Repurchased.....................    253,686         --       .88
                                   ----------  ----------
Balances, December 31, 2000.......  4,400,587  10,878,561    $5.59
                                   ==========  ==========

   The following information is provided for options outstanding and exercisable at December 31, 2000:

                                          Outstanding
                            -----------------------------------------
                                                     Weighted
                                                     Average
                                                    Remaining               Exercisable
                            Number of              Contractual               Number of
     Exercise Price          Options               Life (Years)               Options
     --------------         ----------             ------------             -----------
     $   .07 to .52            718,833                 7.72                    718,833
       1.03 to 2.67          4,225,333                 8.01                  4,069,833
       3.00 to 5.25          1,129,768                 9.46                    444,468
       6.67 to 8.00          3,406,829                 9.17                  3,074,829
       8.81 to 10.38           672,808                 9.51                        --
      20.38 to 34.50           724,990                 9.24                        --
                            ----------
                            10,878,561
                            ==========

   The options outstanding at December 31, 2000 have a weighted average remaining contractual life of approximately 8.68 years. Of these options, 1,347,708 are fully vested and 8,307,963 are exercisable as of December 31, 2000 with exercise prices ranging from $.07 to $8.00. In addition to the shares noted above, the Company has 700,000 options outstanding outside of the Plans at exercise prices ranging from $1.27 to $1.67 to employees of iballs as part of the acquisition completed during 1999.

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)


 Employee Stock Purchase Plan

   In 1999, the Board of Directors and shareholders approved the adoption of the Company's 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has reserved a total of 750,000 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan will increase annually on the first day of the Company's fiscal year beginning in 2001 by an amount equal to the lesser of (i) 1,125,000 shares of common stock,
(ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. During 2000, employees purchased 125,780 shares under the 1999 Purchase Plan. As of December 31, 2000, there are 624,220 shares available for purchase under the 1999 Purchase Plan.

   The Company accounts for the Plans under APB 25 for which approximately $25,624, $4,681, and $25 has been recognized as compensation expense for the issuance of non-qualified stock options for the years ending December 31, 2000, 1999 and 1998, respectively. Had compensation expense for the Plan been determined consistent with SFAS 123, the Company's net loss would have been increased as follows:

                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
     Net Loss:
       As reported................................ $(42,929) $(11,893) $(3,646)
       Pro forma.................................. $(66,247) $(12,011) $(3,649)
     Basic and Diluted Net Loss Per Share:
       As reported................................ $   (.86) $   (.61) $  (.34)
       Pro forma.................................. $  (1.33) $   (.62) $  (.34)

   To determine compensation expense under SFAS 123, the Company used the following assumptions:

                                                           December 31,
                                                    --------------------------
                                                      2000      1999     1998
                                                    --------- --------- ------
     Weighted average risk-free interest rate......      5.85      5.62   5.26
     Expected lives................................ 1-4 years 1-4 years 1 year
     Expected dividend yields......................       --        --     --
     Expected volatility...........................      1.32       --     --

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)


9. Commitments and Contingencies

 Operating Leases

   The Company has various operating leases, including building and equipment, that expire at various times through 2010. Future minimum lease payments as of December 31, 2000 are as follows:

     2001............................................................... $ 4,190
     2002...............................................................   2,672
     2003...............................................................   2,638
     2004...............................................................   1,421
     2005...............................................................   1,449
     Thereafter.........................................................   1,785
                                                                         -------
                                                                         $14,155
                                                                         =======

   Rent expense under operating leases totaled approximately $2,945, $601, and $182 for the years ended December 31, 2000, 1999 and 1998, respectively.

   The above future minimum lease payments include a commitment of approximately $21 per month expiring on June 30, 2001 which has been subleased.

   The Company has multiple agreements with third-parties to house the Company's ad serving equipment with terms ranging from one to two years. For the year ended December 31, 2000 and 1999, total expense under these agreements approximated $1,043 and $240, respectively.

   The Company is currently the subject of four lawsuits concerning the collection and use of Internet user information. The Company believes all of these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding its collection and use of Internet user information. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission, regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending class action lawsuits could seriously harm the Company's business. In addition, any future claim by a government entity or other third party against the Company regarding its collection and use of Internet user information could seriously harm the Company's business.

10. Related Party Transactions

 Promissory Notes

   During 2000, the Company advanced funds under full recourse promissory notes (the Notes) to certain officers and employees of the Company bearing interest rates ranging from 6.11% to 9.00%. As of December 31, 2000, the Company had recorded $2,534 under these Notes which are included in other assets in the accompanying balance sheet. The majority of the principal repayments on the Notes are due in 2002. The loans are collateralized by 1,322,578 shares of Company's common stock.

 Relationship with Pacific Coast Feather:

   Prior to incorporation on February 27, 1998, the Company relied on non-interest bearing loans from Pacific Coast Feather (PCF) to fund operations. During 1998, PCF converted approximately $139 of the debt to

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)

1,421,850 shares of the Company's common stock. The remaining loans were subsequently repaid. Additionally, for each of the three years ended December 31, 2000, 1999 and 1998, PCF paid the Company $26, $33 and $36 for advertising services, respectively.

11. Earnings Per Share

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                Year Ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Net loss (numerator for basic and
 diluted)................................ $   (42,929) $   (11,893) $    (3,646)
                                          ===========  ===========  ===========
Shares (denominator for basic and
 diluted):
 Gross weighted average common shares
  outstanding............................  52,832,161   20,536,376   10,860,682
  Less:
   Weighted average common shares subject
    to repurchase........................   3,124,895    1,108,342          --
                                          -----------  -----------  -----------
Shares used in computation...............  49,707,266   19,428,034   10,860,682
                                          ===========  ===========  ===========
Basic and diluted net loss per share..... $      (.86) $      (.61) $      (.34)
                                          ===========  ===========  ===========

   At December 31, 2000 and 1999, options to purchase 11,578,561 (including 700,000 options outstanding outside of the Plans) and 7,173,085 shares of common stock and 1,798,549 and 3,147,285 shares of common stock subject to repurchase rights were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive. Additionally, at December 31, 1999, warrants to purchase 677,710 shares of common stock and 16,416,098 shares of convertible preferred stock convertible into 24,624,148 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

12. Notes Payable

   During November and December 1999, the Company borrowed a total of $1,000 under an equipment term loan facility. Interest is accrued on the outstanding balance at a per annum rate of one percentage point above the Prime Rate. During July 2000, the Company borrowed an additional $5,000. Interest is accrued on the outstanding balance at the Prime Rate. The loans are secured by the equipment and are payable in monthly installments of principal and interest of approximately $213. As of December 31, 2000, the interest rates on each note were 10.5% and 9.5%, respectively. The outstanding notes payable have negative and affirmative covenants with which the Company must comply. As of December 31, 2000, the Company was in compliance with the covenants.

   Minimum principal payments are as follows:

     2001................................................................ $2,000
     2002................................................................  1,986
     2003................................................................  1,570
                                                                          ------
                                                                          $5,556
                                                                          ======

                                 AVENUE A, INC.

                               DECEMBER 31, 2000
               (in thousands except share and per share amounts)


13. Subsequent Events (Unaudited)

   During January 2001, the Company announced an immediate reduction in work force as part of a cost reduction program. The associated severance costs and other expenses of approximately $1,500 will be reflected as a restructuring charge in the first quarter of 2001 statement of operations.

14. Selected Quarterly Financial Information (Unaudited)

                         March 31  June 30   September 30 December 31
                         --------  --------  ------------ -----------
2000 Quarter Ended
Revenue................. $46,774   $ 52,425    $ 47,172    $ 48,160
Loss from operations....  (9,969)   (12,874)    (14,300)    (14,143)
Net loss................  (9,260)    (9,577)    (12,174)    (11,917)
Basic and diluted loss
 per share.............. $  (.25)  $   (.18)   $   (.22)   $   (.21)

1999 Quarter Ended
Revenue................. $ 2,457   $ 11,490    $ 20,151    $ 35,597
Loss from operations....  (1,454)    (1,390)     (2,741)     (6,862)
Net loss................  (1,432)    (1,278)     (2,540)     (6,643)
Basic and diluted loss
 per share.............. $  (.08)  $   (.07)   $   (.13)   $   (.33)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders of Avenue A, Inc.:

  We have audited in accordance with generally accepted auditing standards in the United States, the financial statements of Avenue A, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Seattle, Washington
January 25, 2001

                                                                     SCHEDULE II

                                 AVENUE A, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at                       Balance
                                     Beginning                        at End
            Description              of Period  Additions Deductions of Period
            -----------              ---------- --------- ---------- ---------
2000:
Allowance deducted from accounts
 receivable:
  Allowance for doubtful accounts...   1,594      3,480     (1,458)    3,616
                                       -----      -----     ------     -----
    Total...........................   1,594      3,480     (1,458)    3,616
                                       =====      =====     ======     =====
1999:
Allowance deducted from accounts
 receivable:
  Allowance for doubtful accounts...      70      1,564        (40)    1,594
                                       -----      -----     ------     -----
    Total...........................      70      1,564        (40)    1,594
                                       =====      =====     ======     =====
1998:
Allowance deducted from accounts
 receivable:
  Allowance for doubtful accounts...     --          70        --         70
                                       -----      -----     ------     -----
    Total...........................     --          70        --         70
                                       =====      =====     ======     =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

   Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 30, 2001, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2000, our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

   Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 30, 2001, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 30, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 30, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this Report:

     (1) Financial Statements--all consolidated financial statements of the Company as set forth under Item 8 of this Report.

     (2) Financial Statement Schedules--Schedule II Valuation and Qualifying Accounts.

   The independent auditors' report with respect to the financial statement schedules appears on page F-22 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

     (3) Exhibits.

 Exhibit
   No.                               Description
 -------                             -----------
  3.1    Restated Articles of Incorporation of the Company*

  3.2    Amended and Restated Bylaws of the Company**

 10.1 Stock purchase agreement between the Company and James A. Warner, dated February 4, 2000*

 10.2    Employment Agreement between the Company and Michael Cohen dated
          September 2, 1999*

 10.3    Employment Agreement between the Company and Stephen D. Klein dated
          September 2, 1999*

 Exhibit
   No.                                 Description
 -------                               -----------
 10.4    Employment Agreement between the Company and Brian P. McAndrews dated
          January 20, 2000*

 10.5    Employment Agreement between the Company and James A. Warner, dated
          January 18, 2000**

 10.6    Employment Agreement between the Company and Michael Vernon, dated
          September 27, 2000***

 10.7    Employment Agreement between the Company and Michael T. Galgon, dated
          June 21, 2000***

 10.8    Employment Agreement between the Company and Jeffrey J. Miller, dated
          June 21, 2000***

 10.9 Form of Promissory Note between the Company and the executive officers listed on Schedule A thereto dated October 8, 1999*

 10.10   Employment Agreement between the Company and Neve Savage, dated June
          1, 2000

 10.11   Promissory Note issued by the Company to Michael T. Galgon, dated
          October 27, 2000

 10.12   Pledge Agreement between the Company and Neve and Ann Savage, dated
          August 18, 2000***

 10.13   Loan Agreement between the Company and Neve and Ann Savage, dated
          August 18, 2000***

 10.14   Promissory Note issued by the Company to Neve and Ann Savage, dated
          August 18, 2000***

 10.15   Separation Agreement and General Release between the Company and
          Robert M. Littauer, dated October 11, 2000

 10.16   Investors Rights Agreement between the Company and Voyager Capital
          Fund I, L.P., Voyager Capital Founders Fund, L.P., Oak Investment
          Partners VI, L.P., Kirlan Venture Partners II, L.P., Norman H. Nie,
          Trustee, Norman H. Nie Revocable Trust dated 3/15/91, Media Partners, the Phoenix Partners IV Limited Partnership, R. Michael Leo and
          Insight Venture Associates LLC dated May 4, 1999*

 10.17   Registration Rights Agreement between the Company and Stephen D.
          Klein, Michael Cohen, Jonathan Bond, Richard Kirshenbaum, Margaret
          Boyer and Daniel DeWolf dated September 2, 1999*

 10.18   2000 Stock Incentive Compensation Plan*

 10.19   Restated 1999 Stock Incentive Compensation Plan*

 10.20   Stock Option Grant Program for Nonemployee Directors under the 1999
          Stock Incentive Compensation Plan*

 10.21   1999 Employee Stock Purchase Plan*

 10.22   Restated 1998 Stock Incentive Compensation Plan*

 10.23   Loan and Security Agreement between the Company and Silicon Valley
          Bank dated May 25, 1999*

 10.24   Lease Agreement between the Company and Samis Foundation dated July
          16, 1999*

 10.25   First Amendment to Lease Agreement between the Company and Samis
          Foundation dated October 28, 1999*

 10.26   Second Amendment to Lease Agreement between the Company and Samis
          Foundation dated January 31, 2000*

 10.27   Lease Agreement between the Company and Samis Foundation dated January
          31, 2000*

 10.28 Agreement Concerning Leases between the Company and Samis Foundation dated June 27, 2000**

 Exhibit
   No.                                 Description
 -------                               -----------
 10.29   Office Lease Agreement between the Company and EOD-Columbia Center,
          LLC dated February 14, 2000*

 10.30   First Amendment to Lease Agreement between the Company and EOP-
          Columbia Center, L.L.C. dated April 11, 2000****

 10.31   Internet Data Center Services Agreement between the Company and Exodus
          Communications, Inc. dated January 23, 1998*

 10.32 Commercial Lease between the Company and Societe de Developpement pour la Construction (SDC) S.A.R.L., dated September 30, 2000***

 10.33   Lease between the Company and Ability Developments Ltd dated August
          15, 2000

 21.1    Subsidiaries of the Company

 23.1    Consent of Arthur Andersen LLP, independent public accountants

 24.1    Power of Attorney (see page 55).

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-92301).
** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

    (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Avenue A, Inc.

                                                /s/ Brian P. McAndrews
                                          By: _________________________________
                                                     Brian P. McAndrews
                                                Chief Executive Officer and
                                                         President

Date: March 28, 2001

   Each person whose individual signature appears below hereby authorizes and appoints Brian P. McAndrews and Michael Vernon, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 28th day of March, 2001.

              Signature                                     Title
              ---------                                     -----

      /s/ Brian P. McAndrews           Chief Executive Officer, President and Director
______________________________________  (Principal Executive Officer)
          Brian P. McAndrews

        /s/ Michael Vernon             Vice President, Finance and Administration,
______________________________________  Chief Financial Officer, Secretary and
            Michael Vernon              Treasurer (Principal Financial and Accounting
                                        Officer)

      /s/ Nicolas J. Hanauer           Chairman of the Board
______________________________________
          Nicolas J. Hanauer

         /s/ Jason Green               Director
______________________________________
             Jason Green

      /s/ Fredric W. Harman            Director
______________________________________
          Fredric W. Harman

      /s/ Gregory B. Maffei            Director
______________________________________
          Gregory B. Maffei

       /s/ Peter M. Neupert            Director
______________________________________
           Peter M. Neupert

                               INDEX TO EXHIBITS

 Exhibit No. Description
 ----------- -----------

     3.1     Restated Articles of Incorporation of the Company*

     3.2     Amended and Restated Bylaws of the Company**

    10.1 Stock purchase agreement between the Company and James A. Warner, dated February 4, 2000*

    10.2     Employment Agreement between the Company and Michael Cohen dated
              September 2, 1999*

    10.3 Employment Agreement between the Company and Stephen D. Klein dated September 2, 1999*

    10.4 Employment Agreement between the Company and Brian P. McAndrews dated January 20, 2000*

    10.5     Employment Agreement between the Company and James A. Warner dated
              January 18, 2000**

    10.6     Employment Agreement between the Company and Michael Vernon, dated
              September 27, 2000***

    10.7 Employment Agreement between the Company and Michael T. Galgon, dated June 21, 2000***

    10.8 Employment Agreement between the Company and Jeffrey J. Miller, dated June 21, 2000***

    10.9 Form of Promissory Note between the Company and the executive officers listed on Schedule A thereto dated October 8, 1999*

    10.10    Employment Agreement between the Company and Neve Savage, dated
              June 1, 2000

    10.11    Promissory Note issued by the Company to Michael T. Galgon, dated
              October 27, 2000

    10.12 Pledge Agreement between the Company and Neve and Ann Savage, dated August 18, 2000***

    10.13    Loan Agreement between the Company and Neve and Ann Savage, dated
              August 18, 2000***

    10.14 Promissory Note issued by the Company to Neve and Ann Savage, dated August 18, 2000***

    10.15    Separation Agreement and General Release between the Company and
              Robert M. Littauer, dated October 11, 2000

    10.16    Investors Rights Agreement between the Company and Voyager Capital
              Fund I, L.P., Voyager Capital Founders Fund, L.P., Oak Investment
              Partners VI, L.P., Kirlan Venture Partners II, L.P., Norman H.
              Nie, Trustee, Norman H. Nie Revocable Trust dated 3/15/91, Media
              Partners, the Phoenix Partners IV Limited Partnership, R. Michael
              Leo and Insight Venture Associates LLC dated May 4, 1999*

    10.17    Registration Rights Agreement between the Company and Stephen D.
              Klein, Michael Cohen, Jonathan Bond, Richard Kirshenbaum,
              Margaret Boyer and Daniel DeWolf dated September 2, 1999*

    10.18    2000 Stock Incentive Compensation Plan*

    10.19    Restated 1999 Stock Incentive Compensation Plan*

    10.20    Stock Option Grant Program for Nonemployee Directors under the
              1999 Stock Incentive Compensation Plan*

    10.21    1999 Employee Stock Purchase Plan*

    10.22    Restated 1998 Stock Incentive Compensation Plan*

    10.23    Loan and Security Agreement between the Company and Silicon Valley
              Bank dated May 25, 1999*


 Exhibit No. Description
 ----------- -----------

    10.24    Lease Agreement between the Company and Samis Foundation dated
              July 16, 1999*

    10.25    First Amendment to Lease Agreement between the Company and Samis
              Foundation dated October 28, 1999*

    10.26    Second Amendment to Lease Agreement between the Company and Samis
              Foundation dated January 31, 2000*

    10.27    Lease Agreement between the Company and Samis Foundation dated
              January 31, 2000*

    10.28    Agreement Concerning Leases between the Company and Samis
              Foundation dated June 27, 2000**

    10.29    Office Lease Agreement between the Company and EOD-Columbia
              Center, LLC dated February 14, 2000*

    10.30    First Amendment to Lease Agreement between the Company and EOP-
              Columbia Center, L.L.C. dated April 11, 2000****

    10.31    Internet Data Center Services Agreement between the Company and
              Exodus Communications, Inc. dated January 23, 1998*

    10.32 Commercial Lease between the Company and Societe de Developpement pour la Construction (SDC) S.A.R.L., dated September 30, 2000***

    10.33    Lease between the Company and Ability Developments Ltd dated
              August 15, 2000

    21.1     Subsidiaries of the Company

    23.1     Consent of Arthur Andersen LLP, independent public accountants

    24.1     Power of Attorney (see page 55).

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-92301).
** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.