Form 10-Q
period 2001-03-31
AVENUE A INC
filed 2001-05-10
CIK 1071806

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ___________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-23137

                              ___________________


                                AVENUE A, INC.
            (Exact name of registrant as specified in its charter)

                              ___________________

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

                              ___________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes[X]    No

     The number of shares of the registrant's Common Stock outstanding as of April 30, 2001 was 58,117,822.

================================================================================

                                AVENUE A, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
                                     PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements...................................................    3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................   24

                                     PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................   24

Item 2.  Changes in Securities and Use of Proceeds.....................................................   25

Item 6.  Exhibits and Reports on Form 8-K..............................................................   25

                                AVENUE A, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                              March 31,       December 31,
                                                                              ---------       ------------
                                                                                2001              2000
                                                                                ----              ----
                                                                             (unaudited)
                                      Assets
Current assets:
  Cash and cash equivalents...................................................   $ 44,888          $ 38,888
  Short-term investments......................................................     79,599            95,257
  Accounts receivable, net of allowance of $3,018 and $3,616 at March
   31, 2001 and December 31, 2000, respectively...............................     20,090            39,343
  Other receivables...........................................................      1,667             1,824
  Prepaid expenses and other current assets...................................        993               716
                                                                                 --------          --------
Total current assets..........................................................    147,237           176,028

Property and equipment, net...................................................     12,187            13,087
Intangible assets, net........................................................      3,016             3,519
Other assets..................................................................      5,409             5,671
                                                                                 --------          --------
Total assets..................................................................   $167,849          $198,305
                                                                                 ========          ========

                    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable............................................................   $ 19,735          $ 42,449
  Accrued expenses............................................................      8,212             6,215
  Notes payable, current portion..............................................      2,000             2,000
  Deferred revenue............................................................        832             1,084
                                                                                 --------          --------
Total current liabilities.....................................................     30,779            51,748

Notes payable, less current portion...........................................      3,056             3,556
                                                                                 --------          --------
Total liabilities.............................................................     33,835            55,304
                                                                                 --------          --------

Shareholders' equity:
  Common stock, $0.01 par value; 200,000 shares authorized; 58,116 and
   58,139 shares issued and outstanding at March 31, 2001 and December
   31, 2000, respectively.....................................................        581               581
  Paid-in capital.............................................................    220,906           222,901
  Deferred stock compensation.................................................    (15,421)          (21,566)
  Subscription receivable.....................................................       (918)             (941)
  Accumulated deficit.........................................................    (71,669)          (58,189)
  Accumulated other comprehensive income......................................        535               215
                                                                                 --------          --------
Total shareholders' equity....................................................    134,014           143,001
                                                                                 --------          --------
Total liabilities and shareholders' equity....................................   $167,849          $198,305
                                                                                 ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                                                      Quarter Ended
                                                                                      -------------
                                                                                        March 31,
                                                                                        ---------
                                                                                   2001           2000
                                                                                 --------        -------
Revenue.....................................................................     $ 24,135        $46,774
Expenses:
  Cost of revenue...........................................................       18,454         38,515
  Client support............................................................        3,348          3,326
  Product development.......................................................        3,507          1,577
  Selling, general, and administrative......................................        6,949          6,017
  Depreciation and amortization of property and equipment...................        1,462            608
  Amortization of intangible assets.........................................          502            510
  Amortization of deferred stock compensation...............................        3,836          6,190
  Corporate restructuring charges...........................................        1,500              -
                                                                                 --------        -------
     Total expenses.........................................................       39,558         56,743
                                                                                 --------        -------
Loss from operations........................................................      (15,423)        (9,969)

Interest income, net........................................................        1,943            709
                                                                                 --------        -------

Net loss....................................................................     $(13,480)       $(9,260)
                                                                                 ========        =======

Basic and diluted net loss per share........................................       $(0.24)       $ (0.25)
                                                                                 ========        =======

Shares used in computing basic and diluted net loss per share...............       56,728         36,664
                                                                                 ========        =======

Comprehensive loss:
  Net loss..................................................................     $(13,480)       $(9,260)
  Items of comprehensive income (loss)......................................          535            (65)
                                                                                 --------        -------
     Comprehensive loss.....................................................     $(12,945)       $(9,325)
                                                                                 ========        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                           Quarter Ended
                                                                                           -------------
                                                                                             March 31,
                                                                                             ---------
                                                                                          2001           2000
                                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................................   $(13,480)      $ (9,260)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...................................................      5,800          7,297
     Loss on disposal of fixed assets................................................         --             71
     Changes in assets and liabilities:
        Accounts receivable..........................................................     19,253         (8,132)
        Other receivables and other current assets...................................       (120)          (853)
        Other assets.................................................................        263           (242)
        Accounts payable.............................................................    (22,714)          (538)
        Accrued expenses.............................................................      1,997          2,178
        Deferred revenue.............................................................       (252)         1,283
                                                                                        --------       --------
     Net cash used in operating activities...........................................     (9,253)        (8,196)
                                                                                        --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................................................       (562)        (5,752)
  Sales (purchases) of marketable securities, net....................................     15,978        (61,291)
                                                                                        --------       --------
     Net cash provided by (used in) investing activities.............................     15,416        (67,043)
                                                                                        --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable...........................................................       (500)           (52)
  Proceeds from issuance of common stock and exercises of common stock
    options, net.....................................................................        337        137,880
                                                                                        --------       --------
     Net cash (used in) provided by financing activities.............................       (163)       137,828
                                                                                        --------       --------
Net increase in cash and cash equivalents............................................      6,000         62,589
Cash and cash equivalents, beginning of period.......................................     38,888         10,962
                                                                                        --------       --------
Cash and cash equivalents, end of period.............................................   $ 44,888       $ 73,551
                                                                                        ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

1.   Organization and Operations of the Company

     Avenue A, Inc. (the Company) and its subsidiaries, including Avenue A/NYC LLC (formerly iballs LLC), provides technology-based Internet advertising services to businesses. The Company uses Internet media planning and buying, proprietary ad management technology, anonymous user profiling and data analysis systems to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company's headquarters are located in Seattle.

     In 2000, the Company commenced international operations and opened offices in Europe.

     Effective January 1, 2001, the Company established two operating divisions:
Avenue A and Atlas DMT. Avenue A provides clients with a service and technology offering that includes web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, and analytical services. Atlas DMT intends to provide the Atlas Digital Marketing Suite to traditional and interactive agencies, as well as in-house media buyers.

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

     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's audited financial statements and the accompanying notes for the years ended December 31, 2000, 1999, and 1998, as included in the Company's Annual Report on Form 10-K filed with the SEC.

     Reclassifications:   Certain prior year amounts have been reclassified to
conform to the current year presentation.

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

     Revenue Recognition:   The Company generates revenue by providing
technology-based Internet advertising services to businesses. The Company's core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. The Company also generates revenue through the Strategic Partnership Program which manages longer term exclusive or complex partnerships between the Company's clients and Web sites or advertising networks; Consulting which develops and maintains an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future; LifeCycle E-mail Service which delivers targeted emails to specific customer segments; and the Customer Targeting Program which delivers tailored advertisements to the browsers of users which have previously visited clients' Web sites.

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

     In accordance with EITF 99-19, the majority of the Company's revenue is recognized under the gross method, which consists of the gross value of the Company's billings to the Company's clients, includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to the Company's clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. The Company also recognizes revenue for certain contracts under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company's client that is party to the contract is ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered. For LifeCycle E-mail services, revenue is generally recognized when email impressions are delivered. Revenue is generally recognized for consulting under the percentage of completion method of accounting.

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

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)


3. Initial Public Offering

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

4. Earnings Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                          Three Months Ended
                                                                          ------------------
                                                                              March 31,
                                                                              ---------
                                                                          2001              2000
                                                                      -----------        -----------
Net Loss (numerator for basic and diluted):.......................    $   (13,480)       $    (9,260)
                                                                      ===========        ===========
Shares (denominator for basic and diluted):
  Gross weighted average common shares outstanding................     58,110,482         40,277,351
    Less:
    Weighted average common shares subject to repurchase..........      1,382,384          3,613,020
                                                                      -----------        -----------
Shares used in computation........................................     56,728,098         36,664,331
                                                                      ===========        ===========
Basic and diluted net loss per share..............................    $      (.24)       $      (.25)
                                                                      ===========        ===========

5. Segment Reporting

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to shareholders. SFAS 131 was effective for the Company's year ended December 31, 1999. Effective January 1, 2001, the Company is organized into two operating segments: Avenue A and Atlas DMT.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. During the quarter ended March 31, 2001, Avenue A generated revenue of $24,135 and related operating income of $484, and Atlas DMT generated an operating loss of $4,900. The Company had no significant sales to international customers.

     Pursuant to SFAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company's assets are located in the United States as of March 31, 2001.

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)


6. Corporate Restructuring Charges

     During January 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 70 employees. The Company recognized restructuring charges of $1,500, which included $1,100 relating to employee severance and benefits for terminated employees, of which $737 has been paid as of March 31, 2001, and $400 related to future cash outlays that are expected to be incurred during 2001 from existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, of which $126 has been paid as of March 31, 2001. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet.

7. Legal Proceedings

     The Company is currently the subject of four lawsuits concerning the collection and use of Internet user information. The Company believes all of these lawsuits are without merit and is vigorously defending against them.

     In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against the Company on or about November 20, 2000 in the United States District Court for the Western District of Washington. The complaint contains the following purported claims relating to the Company's collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) common law trespass to personal property, (5) common law invasion of privacy, (6) unjust enrichment, (7) violation of state consumer protection and deceptive practices statutes, and (8) declaratory judgment. The plaintiffs seek declaratory and injunctive relief as well as monetary damages and disgorgement of profits that Avenue A has received in connection with the alleged illegal practices. On April 23, 2001, plaintiffs filed a consolidated class action complaint, which contains the same claims as the original complaint and which adds claims for common law conversion and violation of RCW section 9.73.030 et seq. (the Washington Wiretap/Interception Statute). Plaintiffs have moved for class certification and the Company has filed an opposition to that motion. The Company has also filed a motion for summary judgment, requesting that the Court dismiss plaintiffs' federal claims and decline jurisdiction over plaintiffs' state claims. A trial date has been set for June 2002.

     In Bowles v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated throughout the nation, filed a class action complaint against the Company on or about December 27, 2000 in the United States District Court for the Northern District of Illinois. This suit raises most of the same claims and requests substantially the same relief as the Chance case. On May 3, 2001, the plaintiff filed a motion for voluntary dismissal of the case, in order to permit the plaintiff to be joined as an additional plaintiff in the Chance case in the Western District of Washington.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled "Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this report. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Overview

     We provide technology-based Internet advertising services to businesses. We use Internet media planning and buying, proprietary ad management technology, anonymous user profiling and data analysis systems to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. Through this approach we have developed an extensive knowledge base of Internet advertising strategies, targeting methods and media placements that perform effectively. We focus on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients. Through our Atlas DMT division, we will also make our technology services available to online and traditional advertising agencies who would use it to support the Internet advertising needs of their clients.

     Our core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. We also generate revenue through our Strategic Partnership Program, in which we manage longer term exclusive or complex partnerships between our clients and Web sites or advertising networks; consulting services, in which we develop and maintain an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future; our LifeCycle E-mail Service, in which we deliver targeted emails to specific customer segments; and the Customer Targeting Program, in which we deliver tailored advertisements to the browsers of users that have previously visited our clients' Web sites.

     The majority of our revenue has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force
(EITF) in July 2000 on EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. Under net method contracts, our clients are ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. If it were determined that use of the gross method would result in adverse tax consequences to us (for which we have made adequate reserves), we would consider restructuring most or all of our contracts with clients and publishers in order to utilize the net method for such contracts. All such revenue is recognized over the period that the related advertising is delivered. For our LifeCycle E-mail services, revenue is generally recognized when email impressions are delivered. Revenue is generally recognized for our consulting services under the percentage of completion method of accounting.

     We believe that our operating results will continue to be subject to seasonal fluctuations because retail advertisers generally purchase substantially more advertising space during the fourth calendar quarter of each year than during other quarters, particularly the first calendar quarter.

Results of Operations

 Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

     The following table presents, in dollars and as a percentage of revenue, unaudited statements of operations data for the three months ended March 31, 2001 and March 31, 2000. This information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any period are not necessarily indicative of results for any future period.

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                               2001                             2000
                                                                               ----                             ----
                                                                             (in thousands except percentage amounts)
Consolidated Statements of Operations Data:

Revenue                                                                 $  24,135         100.0 %          $ 46,774        100.0 %
Expenses:
  Cost of revenue                                                          18,454          76.5 %            38,515         82.3 %
  Client support                                                            3,348          13.9 %             3,326          7.1 %
  Product development                                                       3,507          14.5 %             1,577          3.4 %
  Selling, general and administrative                                       6,949          28.8 %             6,017         12.9 %
  Depreciation and amortization of property and equipment                   1,462           6.1 %               608          1.3 %
  Amortization of intangible assets                                           502           2.1 %               510          1.1 %
  Amortization of deferred stock compensation                               3,836          15.9 %             6,190         13.2 %
  Corporate restructuring charges                                           1,500           6.2 %                --           -- %
                                                                        ---------         ------           --------        ------
     Total expenses                                                        39,558         163.9 %            56,743        121.3 %
                                                                        ---------         ------           --------        ------
Loss from operations                                                      (15,423)        (63.9)%            (9,969)       (21.3)%
Interest income, net                                                        1,943           8.1 %               709          1.5 %
                                                                        ---------         ------           --------        ------
Net loss                                                                $ (13,480)        (55.8)%          $ (9,260)       (19.8)%
                                                                        =========         ======           ========        ======

     Revenue. Revenue decreased to $24.1 million for the three months ended March 31, 2001 from $46.8 million for the three months ended March 31, 2000. The decrease in revenue was primarily due to a decrease in the number of clients to 56 as of March 31, 2001 from 96 as of March 31, 2000. The reduction in clients was primarily due to our shift from clients that are Internet companies to clients that we can serve profitably. Revenue also declined due to the general weakening of the economy, which has caused some companies to reduce advertising expenditures, and the effects of difficulties experienced by Internet-related companies, which has reduced or eliminated online advertising expenditures from some companies in this industry segment. We expect this trend to continue for the remainder of 2001.

     Cost of revenue. Cost of revenue consists mainly of the costs of advertising space that we purchase from publishers' Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery. Cost of revenue decreased to $18.5 million, or 76.5% of revenue, for the three months ended March 31, 2001 from $38.5 million, or 82.3% of revenue, for the three months ended March 31, 2000. The dollar decrease in cost of revenue was primarily due to decreases in the volume of advertising space we purchased. The percentage decrease in cost of revenue was primarily due to increased revenue contribution from higher margin products such as the Strategic Partnership Program and consulting and improved pricing in our core services. We expect that our cost of revenue as a percentage of sales will decrease slightly throughout 2001.

     Client support. Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees within our Client Service teams as well as employees who support other revenue products such as the Strategic Partnership Program and consulting. Client support expenses were $3.3 million, or 13.9% of revenue, for the three months ended March 31, 2001 and $3.3 million, or 7.1% of revenue for the three months ended March 31, 2000. Client support expenses increased due to expenses incurred internationally, offset by a reduction in workforce completed during January 2001. The increase in client support expenses as a percentage of revenue was primarily due to our revenue decreasing at a faster rate than our expenses.

     Product development. Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred for preparing our Atlas Digital Marketing Suite for external clients. Product development expenses increased to $3.5 million, or 14.5% of revenue, for the three months ended March 31, 2001 from $1.6 million, or 3.4% of revenue, for the three months ended March 31, 2000. The increases in product development expenses were primarily due to increases in the number of personnel in product and software development for our Atlas Digital Marketing Suite partially offset by a reduction in workforce completed during January 2001. We expect to incur incremental expenses during the year associated with the costs to prepare our Atlas Digital Marketing Suite for external clients.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses increased to $6.9 million, or 28.8% of revenue, for the three months ended March 31, 2001 from $6.0 million, or 12.9% of revenue, for the three months ended March 31, 2000. The increases in selling, general and administrative expenses were primarily due to increases in sales commissions, legal, and rent expenses. These increases were partially offset by a decrease in personnel expenses as a result of the reduction in force during January 2001. We do not expect these expenses to increase as a percentage of revenue for the remainder of the year.

     Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment increased to $1.5 million, or 6.1% of revenue, for the three months ended March 31, 2001 from $608,000, or 1.3% of revenue, for the three months ended March 31, 2000. The increases were primarily due to purchases of assets during 2001 and 2000.

     Amortization of intangible assets. Amortization of intangible assets relates to the customer base and workforce assets recorded in connection with the purchase of Avenue A/NYC LLC. Amortization of intangible assets was $502,000, or 2.1% of revenue, and $510,000, or 1.1% of revenue, for the three months ended March 31, 2001 and 2000, respectively. The increase in amortization of intangible assets as a percentage of revenue was primarily due to our revenue decreasing at a faster rate than our expenses.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $3.8 million, or 15.9% of revenue, for the three months ended March 31, 2001 from $6.2 million, or 13.2% of revenue, for the three months ended March 31, 2000. The dollar decrease was primarily related to the decrease in deferred stock compensation due to the cancellation of unvested stock options as a result of employee termination. The increase in amortization of deferred stock compensation as a percentage of revenue was primarily due to our revenue decreasing at a faster rate than our expenses.

     Corporate restructuring charges. Corporate restructuring charges consist of severance costs and other expenses of $1.5 million associated with our reduction in workforce which included $1.1 million relating to employee severance and benefits for terminated employees and $400,000 related to future cash outlays that are expected to be incurred during 2001 from existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation.

     Interest income, net. Net interest income consists of earnings on our cash and cash equivalents. Net interest income increased to $1.9 million, or 8.1% of revenue, for the three months ended March 31, 2001 from $709,000, or 1.5% of revenue, for the three months ended March 31, 2000. The increase in net interest income was primarily due to higher invested cash balances resulting from our initial public offering of common stock in February 2000.

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

     As of March 31, 2001, we had cash and cash equivalents of $44.9 million and short-term investments of $79.6 million. We have a $6.0 million equipment term loan facility with a bank which was fully utilized as of March 31, 2001.

     Cash used in operating activities was $9.3 million and $8.2 million for the three months ended March 31, 2001 and 2000, respectively.

     Cash provided by investing activities was $15.4 million for the three months ended March 31, 2001. Cash used in investing activities was $67.0 million for the three months ended March 31, 2000. Cash provided by investing activities for the three months ended March 31, 2001 was primarily related to sales of marketable securities offset by purchases of equipment for our production systems and purchases of software.

     Cash used in financing activities was $163,000 for the three months ended March 31, 2001. Cash used by financing activities was primarily due to the payments of notes payable during the three months ended March 31, 2001. Cash provided by financing activities was $137.8 million for the three months ended March 31, 2000. Cash provided by financing activities during the three months ended March 31, 2000 primarily related to the net proceeds from our initial public offering of common stock in February 2000.

     As of March 31, 2001, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

     Since our inception, we have significantly increased our operating expenses. It is possible that we will continue to experience some growth in our operating expenses and, if we do, such expenses could be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition

     You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

     We have a history of losses and may not achieve profitability

     We incurred net losses of $58.8 million for the period from our inception on July 1, 1997 through December 31, 2000, and a net loss of $13.5 million for the three months ended March 31, 2001. As of March 31, 2001, our accumulated deficit was $71.7 million. We have not achieved profitability and may not do so in the future. We expect to continue to make significant operating and capital expenditures and, as a result, we may need to generate significant additional revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to achieve or maintain profitability.

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

     Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. In particular, we plan to increase our operating expenses as needed in order to enhance our proprietary technology and to expand our client services, sales and marketing operations. If our expenses are not accompanied by sufficient revenue in the same quarter, our quarterly operating results could be harmed.

     The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business

     If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as an advertising medium, on the willingness of our potential clients to outsource their Internet advertising and marketing needs, and on our ability to sell technology services to advertising agencies. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients' total advertising budgets. Our current and potential clients may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising services may deteriorate or develop more slowly than expected. In addition, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising.

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

     Some of our clients have limited operating histories, are unprofitable and may not be able to pay for our services

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

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors have combined or may combine in the future with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services or that achieve greater market acceptance than our services. In addition, our competitors may develop databases that are larger than or otherwise superior to our databases. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.

     Consolidation in the Internet industry may impair our ability to retain our clients

     Some of our clients may be affected by rapid consolidation in the Internet industry. Our business would suffer if we were to lose a substantial number of clients or any of our significant clients as a result of consolidation. These clients may be required to use the advertising services of the companies that acquire them or of other advertising service providers, or may use the advertising services of companies that they acquire.

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

     Our operations may be adversely affected by earthquakes, power outages or increased energy costs in the Pacific Northwest

     Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. In addition, due to the ongoing power shortages in California, the Pacific Northwest may experience power shortages or outages or increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and harm our business. Power shortages or increased energy costs in the Northwest could adversely affect the region's economy and decrease regional demand for our advertising services, which could reduce our revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

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

     Our business does not generate the cash needed to finance our operations, and we may need additional financing in the future, which we may be unable to obtain

     Our business does not currently generate the cash needed to finance our operations. We may need additional funds to finance our operations, as well as to enhance our services, respond to competitive pressures or acquire complementary businesses or technologies. We may be unable to obtain financing on terms favorable to us, if at all. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders would be reduced, and these securities might have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

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

     We cannot assure you that our common stock will continue to be listed on the Nasdaq National Market, and delisting could further depress our stock price and make it more difficult for us to raise capital

     Our common stock is currently listed on the Nasdaq National Market. To maintain such listing, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. Our common stock has traded below the $1.00 minimum bid requirement at certain times. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we were to otherwise fail to meet Nasdaq's ongoing listing criteria, Nasdaq could initiate delisting procedures at any time. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock either on the Nasdaq SmallCap Market or in the over-the-counter market, both of which are viewed by many investors as less liquid marketplaces. Among other things, our common stock may then constitute "penny stock," which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state blue sky laws.

     Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 57 week period ended April 27, 2001, the closing price of our common stock ranged from $.68 to $34.63 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

                         PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are currently the subject of four lawsuits concerning our collection and use of Internet user information. We believe all of these lawsuits are without merit and are vigorously defending against them. Please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) common law trespass to personal property, (5) common law invasion of privacy, (6) unjust enrichment, (7) violation of state consumer protection and deceptive practices statutes, and (8) declaratory judgment. The plaintiffs seek declaratory and injunctive relief as well as monetary damages and disgorgement of profits that Avenue A has received in connection with the alleged illegal practices. On April 23, 2001, plaintiffs filed a consolidated class action complaint, which contains the same claims as the original complaint and which adds claims for common law conversion and violation of RCW section 9.73.030 et seq. (the Washington Wiretap/Interception Statute). Plaintiffs have moved for class certification and we have filed an opposition to that motion. We have also filed a motion for summary judgment, requesting that the Court dismiss plaintiffs' federal claims and decline jurisdiction over plaintiffs' state claims. A trial date has been set for June 2002.

     In Bowles v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated throughout the nation, filed a class action complaint against us on or about December 27, 2000 in the United States District Court for the Northern District of Illinois. This suit raises most of the same claims and requests substantially the same relief as the Chance case. On May 3, 2001, the plaintiff filed a motion for voluntary dismissal of the case, in order to permit the plaintiff to be joined as an additional plaintiff in the Chance case in the Western District of Washington.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2001.

                         AVENUE A, INC.


                                   /s/ MICHAEL VERNON
                         By:____________________________________________________
                                        Michael Vernon
                                   Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)