Form 10-Q
period 2001-06-30
AVENUE A INC
filed 2001-08-14
CIK 1071806

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-23137


                            ______________________

                                AVENUE A, INC.
            (Exact name of registrant as specified in its charter)

                            ______________________


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

                            ______________________

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No

  The number of shares of the registrant's Common Stock outstanding as of July 31, 2001 was 58,011,480.

================================================================================

                                AVENUE A, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
                                 PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements..................................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  28

                                 PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................  28

Item 2.  Changes in Securities and Use of Proceeds....................................................  30

Item 4.  Submission of Matters to a Vote of Security Holders..........................................  30

Item 6.  Exhibits and Reports on Form 8-K.............................................................  31

                                AVENUE A, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                               June 30,          December 31,
                                                                                 2001               2000
                                                                           ---------------  ----------------
                                                                             (unaudited)
                                      Assets
Current assets:
 Cash and cash equivalents...............................................        $ 36,448          $ 38,888
 Short-term investments..................................................          83,047            95,257
 Accounts receivable, net of allowance of $2,998 and $3,616 at June 30,
  2001 and December 31, 2000, respectively...............................          13,781            39,343
 Other receivables.......................................................           1,612             1,824
 Prepaid expenses and other current assets...............................             952               716
                                                                                 --------          --------
Total current assets.....................................................         135,840           176,028

Property and equipment, net..............................................          10,380            13,087
Intangible assets, net...................................................           2,330             3,519
Other assets.............................................................           2,672             5,671
                                                                                 --------          --------
Total assets.............................................................        $151,222          $198,305
                                                                                 ========          ========

                      Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable........................................................        $ 14,577          $ 42,449
 Accrued expenses........................................................           9,158             6,215
 Notes payable, current portion..........................................           2,000             2,000
 Deferred revenue........................................................           1,258             1,084
                                                                                 --------          --------
Total current liabilities................................................          26,993            51,748

Notes payable, less current portion......................................           2,559             3,556
                                                                                 --------          --------
Total liabilities........................................................          29,552            55,304
                                                                                 --------          --------
Shareholders' equity:
 Common stock, $0.01 par value; 200,000 shares authorized; 58,069 and
  58,139 shares issued and outstanding at June 30, 2001 and December 31,
  2000, respectively.....................................................             581               581
 Paid-in capital.........................................................         218,210           222,901
 Deferred stock compensation.............................................          (9,758)          (21,566)
 Subscription receivable.................................................            (710)             (941)
 Accumulated deficit.....................................................         (87,152)          (58,189)
 Accumulated other comprehensive income..................................             499               215
                                                                                 --------          --------
Total shareholders' equity...............................................         121,670           143,001
                                                                                 --------          --------
Total liabilities and shareholders' equity...............................        $151,222          $198,305
                                                                                 ========          ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                       Three Months Ended          Six Months Ended
                                                                       ------------------          ----------------
                                                                            June 30,                   June 30,
                                                                            --------                   --------
                                                                        2001          2000          2001         2000
                                                                      --------      --------      --------     --------
Revenue............................................................   $ 20,602      $ 52,425      $ 44,737     $ 99,200
Expenses:
  Cost of revenue..................................................     14,826        42,039        33,280       80,555
  Client support...................................................      2,692         3,857         6,040        7,183
  Product development..............................................      3,496         3,349         7,003        4,926
  Selling, general, and administrative.............................      7,106         7,121        14,055       13,137
  Depreciation and amortization of property and equipment..........      1,499         1,092         2,961        1,700
  Amortization of intangible assets................................        498           497           999        1,007
  Amortization of deferred stock compensation......................      2,880         7,344         6,716       13,535
  Corporate restructuring charges..................................      2,166             -         3,666            -
                                                                      --------      --------      --------     --------
     Total expenses................................................     35,163        65,299        74,720      122,043
                                                                      --------      --------      --------     --------
Loss from operations...............................................    (14,561)      (12,874)      (29,983)     (22,843)

Interest income, net...............................................      1,586         2,188         3,529        2,968
Other income, net..................................................          -         1,109             -        1,037
Impairment of cost-basis investment................................     (2,500)            -        (2,500)           -
                                                                      --------      --------      --------     --------

Net loss...........................................................   $(15,475)     $ (9,577)     $(28,954)    $(18,838)
                                                                      ========      ========      ========     ========

Basic and diluted net loss per share...............................   $  (0.27)     $  (0.18)     $  (0.51)    $  (0.43)
                                                                      ========      ========      ========     ========

Shares used in computing basic and diluted net loss per share......     57,051        54,355        56,890       43,680
                                                                      ========      ========      ========     ========
Comprehensive loss:
   Net loss........................................................   $(15,475)     $ (9,577)     $(28,954)    $(18,838)
   Items of comprehensive income (loss)............................        (46)          (65)          285         (200)
                                                                      --------      --------      --------     --------
     Comprehensive loss............................................   $(15,521)     $ (9,642)     $(28,669)    $(19,038)
                                                                      ========      ========      ========     ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                               Six Months Ended
                                                                                               ----------------
                                                                                                    June 30,
                                                                                                    --------
                                                                                             2001            2000
                                                                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................................  $(28,954)       $(18,838)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization.......................................................    10,647          16,179
     Loss on disposal of fixed assets....................................................         -              71
     Impairment of cost-basis investment and long-lived assets...........................     3,188               -
     Non-cash compensation...............................................................       257               -
     Changes in assets and liabilities:
        Accounts receivable..............................................................    25,562         (11,084)
        Other receivables and other current assets.......................................       (24)         (1,945)
        Other assets.....................................................................       499             (84)
        Accounts payable.................................................................   (27,872)          2,284
        Accrued expenses.................................................................     2,942             397
        Deferred revenue.................................................................       174           2,000
                                                                                           --------        --------
     Net cash used in operating activities...............................................   (13,581)        (11,020)
                                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment....................................................      (723)         (9,559)
  Sales (purchases) of marketable securities, net........................................    12,487         (79,283)
                                                                                           --------        --------
     Net cash provided by (used in) investing activities.................................    11,764         (88,842)
                                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable...............................................................      (996)           (137)
  Proceeds from issuance of common stock and exercises of
    common stock options, net............................................................       373         137,261
                                                                                           --------        --------
     Net cash (used in) provided by financing activities.................................      (623)        137,124
                                                                                           --------        --------
Net (decrease) increase in cash and cash equivalents.....................................    (2,440)         37,262
Cash and cash equivalents, beginning of period...........................................    38,888          10,962
                                                                                           --------        --------
Cash and cash equivalents, end of period.................................................  $ 36,448        $ 48,224
                                                                                           ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

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

     In 2000, the Company commenced international operations and opened offices in Europe. As part of restructuring programs initiated during January 2001 and May 2001, the Company terminated employees in international offices.

     Effective January 1, 2001, the Company established two operating divisions:
Avenue A and Atlas DMT. Avenue A provides clients with a service and technology offering that includes web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, and analytical services. Atlas DMT intends to provide the Atlas(TM) Digital Marketing Suite to traditional and interactive agencies, as well as in-house media buyers.

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

     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

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

  In accordance with EITF 99-19, the majority of the Company's revenue is recognized under the gross method, which consists of the gross value of the Company's billings to the Company's clients, including the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to the Company's clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. The Company also recognizes revenue for certain contracts under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company's client that is party to the contract is ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered. For LifeCycle E-mail services, revenue is generally recognized when email impressions are delivered. Revenue is generally recognized for consulting under the percentage of completion method of accounting.

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

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

     Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1,
2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

4.  Earnings Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                      Three Months Ended                  Six Months Ended
                                                                ------------------------------      ----------------------------
                                                                           JUNE 30,                           JUNE 30,
                                                                           --------                           --------
                                                                    2001               2000            2001             2000
                                                                -----------        -----------      -----------      -----------
Net Loss (numerator for basic and diluted):..................   $   (15,475)       $    (9,577)     $   (28,954)     $   (18,838)
                                                                ===========        ===========      ===========      ===========

Shares (denominator for basic and diluted):..................    58,112,135         58,112,058       58,111,308       47,388,194
  Gross weighted average common shares outstanding
     Less:
     Weighted average common shares subject to repurchase....     1,060,839          3,756,837        1,221,612        3,707,991
                                                                -----------        -----------      -----------      -----------
Shares used in computation...................................    57,051,296         54,355,221       56,889,697       43,680,203
                                                                ===========        ===========      ===========      ===========
Basic and diluted net loss per share.........................   $      (.27)       $      (.18)     $      (.51)     $      (.43)
                                                                ===========        ===========      ===========      ===========

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

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. During the three and six months ended June 30, 2001, Avenue A generated revenue of $20,602 and $44,737 and related operating income of $1,868 and $2,352, respectively, and Atlas DMT generated no revenue and an operating loss of $4,573 and $9,473, respectively. The Company had no significant sales to international customers.

     Pursuant to SFAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company's assets are located in the United States as of June 30, 2001.

6.   Corporate Restructuring and Impairment Charges

     Restructurings and related impairments

     During January 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 70 employees. The Company recognized restructuring charges of $1,500, which included $1,100 relating to employee severance and benefits for terminated employees, all of which has been paid as of June 30, 2001, and $400 related to future cash outlays that are expected to be incurred during 2001 from existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, of which $298 has been paid as of June 30, 2001. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet.

     During May 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 75 employees. The Company recognized restructuring charges of $2,166, which included $1,877 relating to employee severance and benefits for terminated employees, of which $1,624 had been paid as of June 30, 2001, and $114 related to future cash outlays that are expected to be incurred during 2001 from existing lease agreements for office space that is no longer in use, other liabilities for which there is a contractual obligation, of which none has been paid as of June 30, 2001. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet. The restructuring charge also includes the write-down to fair value of certain impaired fixed assets of $174 pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).

     Impairment of cost-basis investment

     During the second quarter of 2001, the Company determined that its minority investment in a private company was permanently impaired relative to its carrying value. As a result, the Company recognized an impairment charge of $2.5 million, which is included as a component of nonoperating income (expense) in the accompanying June 30, 2001 consolidated statements of operations. Permanent impairment in the Company's cost-basis investment was determined by examining the operations of the company and reviewing recent valuations for the Company and comparable companies.

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

7.  Legal Proceedings

     The Company is currently the subject of two lawsuits concerning the collection and use of Internet user information.

     In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and
        -------------------------------
all others similarly situated throughout the nation, filed a class action complaint against the Company on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits -- Werber v. Avenue A, and Bowles v. Avenue A -- agreed to join
                  ------------------      ------------------
the Chance case as plaintiffs rather than pursue their own individual cases against the Company. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. The plaintiffs seek declaratory and injunctive relief as well as monetary damages and disgorgement of profits that the Company has received in connection with the alleged illegal practices. Plaintiffs have moved for class certification and we have filed an opposition to that motion. We have also filed a motion for summary judgment, requesting that the Court dismiss plaintiffs' federal claims and decline jurisdiction over plaintiffs' state claims. A trial date has been set for June 2002.

     In Werber v. Avenue A, Inc., the plaintiff, on behalf of himself and all
        ------------------------
others similarly situated throughout the nation, filed a class action complaint against us on or about November 30, 2000 in the United States District Court for the Western District of Washington. The district court ordered the Werber case to be consolidated with the Chance case.

     In Bowles v. Avenue A, Inc., the plaintiff, on behalf of himself and all
        ------------------------
others similarly situated throughout the nation, filed a class action complaint against us on or about December 27, 2000 in the United States District Court for the Northern District of Illinois. On or about May 10, 2001, the district court granted plaintiff's motion for voluntary dismissal of the case.

     In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all
        -----------------------
others similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that the Company has received in connection with the alleged illegal practices. The case is currently pending in the district court.

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

     The Company is currently aware of five lawsuits alleging violations of federal securities laws in connection with disclosures contained in the Company's prospectus dated February 28, 2000, for its initial public offering of common stock. The complaints allege incorrect disclosure or omissions in the Company's prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of the Company's stock.

     In Mermelstein v. Avenue A, Inc. et al., plaintiff filed a class action
        ------------------------------------
complaint against the Company on or about June 15, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5446). Plaintiff filed the suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and July 11, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, an underwriter of the Company's initial public offering, Brian McAndrews, the Company's President and Chief Executive Officer, Nicholas Hanauer, the Company's Chairman of the Board, and Robert Littauer, the Company's former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), (2) violation of 15 U.S.C. section 771 (section 12 of the Securities Act of 1933), and (3) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Bernstein v. Avenue A, Inc. et al., plaintiff filed a class action
        ----------------------------------
complaint against the Company on or about June 22, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5733). Plaintiff filed the suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and June 14, 2001, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, Brian McAndrews, Nicholas Hanauer, and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against Morgan Stanley Dean Witter alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C.
section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Gordon et al. v. Avenue A, Inc. et al., plaintiffs filed a class action
        --------------------------------------
complaint against the Company on or about June 21, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5736). Plaintiffs filed the suit on behalf of themselves and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiffs also name as defendants Morgan Stanley & Co., Inc. and Salomon Smith Barney, Inc., underwriters of the Company's initial public offering, and Brian McAndrews, Nicolas Hanauer, and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C.

                                AVENUE A, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
               (in thousands except share and per share amounts)
                                  (unaudited)

section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933). Plaintiffs seek rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Tonningsen v. Avenue A, Inc. et al., plaintiff filed a class action
        -----------------------------------
against the Company on or about July 13, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-6350). Plaintiff filed suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Dain Rauscher, Inc., Morgan Stanley Dean Witter & Co., Inc., Thomas Weisel Partners LLC, and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, Robert Littauer, identified in the complaint as the individual defendants. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. (S) 77k (section 11 of the Securities Act of 1933); (2) violation of 15 U.S.C. (S) 77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. (S) 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 17 C.F.R. (S) 240.10b-3 (Securities and Exchange Commission Rule 10b-3); and (2) violation of 15 U.S.C.
(S) 77l(2) (section 12(2) of the Securities Act of 1933). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. (S) 77o (section 15 of the Securities Act of 1933); and
(2) violation of 15 U.S.C. (S) 78t(a) (section 20 of the Securities Exchange Act of 1934). Plaintiff seeks monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Panagiota v. Avenue A, Inc., et al., plaintiff filed a class action
        -----------------------------------
against the Company on or about July 30, 2001, in the United States District Court for the Southern District of New York (case no. 01-CIV-6998). Plaintiff filed suit on behalf of himself and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley & Co., Incorporated and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, and Robert Littauer, identified in the complaint as the individual defendants. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. (S) 77k (section 11 of the Securities Act of
1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C. (S) 77l(2)(a) (section 12(2)(a) of the Securities Act of 1933); (2) violation of 15 U.S.C. (S) 77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. (S) 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C. (S) 77o (section 15 of the Securities Act of 1933). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     The foregoing complaints allege that the Securities and Exchange Commission and/or other regulatory authorities are investigating matters similar to those alleged in the complaints, but the Company has no knowledge as to whether any such purported investigations pertain to the Company or its initial public offering.

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

Results of Operations

 Comparison of the Three and Six Months Ended June 30, 2001 and June 30, 2000

     The following table presents, in dollars and as a percentage of revenue, unaudited statements of operations data for the three and six months ended June 30, 2001 and June 30, 2000. This information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any period are not necessarily indicative of results for any future period.

                                                 Three Months Ended June 30,                   Six Months Ended June 30,
                                         -------------------------------------------    ------------------------------------------
                                                  2001                   2000                  2001                   2000
                                                --------               --------              --------               --------
                                          (in thousands except percentage amounts)       (in thousands except percentage amounts)
Revenue................................   $ 20,602      100.0%   $ 52,425     100.0%    $ 44,737      100.0%   $ 99,200     100.0%
Expenses:
  Cost of revenue......................     14,826       72.0%     42,039      80.2%      33,280       74.4%     80,555      81.2%
  Client support.......................      2,692       13.1%      3,857       7.4%       6,040       13.5%      7,183       7.2%
  Product development..................      3,496       17.0%      3,349       6.4%       7,003       15.7%      4,926       5.0%
  Selling, general and administrative..      7,106       34.5%      7,121      13.6%      14,055       31.4%     13,137      13.2%
  Depreciation and amortization of
   property and equipment..............      1,499        7.3%      1,092       2.1%       2,961        6.6%      1,700       1.7%
  Amortization of intangible assets....        498        2.4%        497       0.9%         999        2.2%      1,007       1.0%
  Amortization of deferred stock
   compensation........................      2,880       14.0%      7,344      14.0%       6,716       15.0%     13,535      13.6%
  Corporate restructuring charges......      2,166       10.5%         --        --%       3,666        8.2%         --        --%
                                          --------     ------    --------    ------     --------     ------    --------    ------
     Total expenses....................     35,163      170.7%     65,299     124.6%      74,720      167.0%    122,043     123.0%
                                          --------     ------    --------    ------     --------     ------    --------    ------
Loss from operations...................    (14,561)     (70.7)%   (12,874)    (24.6)%    (29,983)     (67.0)%   (22,843)    (23.0)%
Interest income, net...................      1,586        7.7%      2,188       4.2%       3,529        7.9%      2,968       3.0%
Other income, net......................         --         --%      1,109       2.1%          --         --%      1,037       1.1%
Impairment of cost-basis investment....     (2,500)     (12.1)%        --        --%      (2,500)      (5.6)%        --        --%
                                          --------     ------    --------    ------     --------     ------    --------    ------
Net loss...............................   $(15,475)     (75.1)%  $ (9,577)    (18.3)%   $(28,954)     (64.7)%  $(18,838)    (18.9)%
                                          ========     ======    ========    ======     ========     ======    ========    ======

     Revenue. Revenue decreased to $20.6 million for the three months ended June 30, 2001 from $52.4 million for the three months ended June 30, 2000. Revenue decreased to $44.7 million for the six months ended June 30, 2001 from $99.2 million for the six months ended June 30, 2000. The decreases in revenue were primarily due to two factors. First, revenue contributions from Internet clients has declined due to the downturn in the Internet sector that has caused many Internet companies to go out of business or to reduce advertising spending to conserve cash. Second, the general softness in the economy has caused larger advertisers to reduce spending.

     Cost of revenue. Cost of revenue consists mainly of the costs of advertising space that we purchase from publishers' Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery. Cost of revenue decreased to $14.8 million, or 72.0% of revenue, for the three months ended June 30, 2001 from $42.0 million, or 80.2% of revenue, for the three months ended June 30, 2000. Cost of revenue decreased to $33.3 million, or 74.4% of revenue, for the six months ended June 30, 2001 from $80.6 million, or 81.2% of revenue, for the six months ended June 30, 2000. The dollar decreases in cost of revenue were primarily due to decreases in the volume of advertising space we purchased. The percentage decreases in cost of revenue were primarily due to increased revenue contribution from higher margin products such as the Strategic Partnership Program and consulting and improved pricing in our core services. We expect that our cost of revenue as a percentage of sales will remain relatively flat for the remainder of 2001.

     Client support. Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees within our Client Service teams as well as employees who support other revenue products such as the Strategic Partnership Program and consulting. Client support expenses were $2.7 million, or 13.1% of revenue, for the three months ended June 30, 2001 and $3.9 million, or 7.4% of revenue for the three months ended June 30, 2000. Client support expenses were $6.0 million, or 13.5% of revenue, for the six months ended June 30, 2001 and $7.2 million, or 7.2% of revenue for the six months ended June 30, 2000. The dollar decreases in client support expenses were primarily due to reductions in workforce completed during January 2001 and May 2001. The increases in client support expenses as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses.

     Product development. Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred for preparing our Atlas(TM) Digital Marketing Suite for sale to external clients. Product development expenses increased to $3.5 million, or 17.0% of revenue, for the three months ended June 30, 2001 from $3.3 million, or 6.4% of revenue, for the three months ended June 30, 2000. Product development expenses increased to $7.0 million, or 15.7% of revenue, for the six months ended June 30, 2001 from $4.9 million, or 5.0% of revenue, for the six months ended June 30, 2000. The increases in product development expenses, on both a dollar and percentage of revenue basis, were primarily due to increases in the number of personnel in product and software development for our Atlas(TM) Digital Marketing Suite partially offset by reductions in workforce completed during January 2001 and May 2001. We expect to incur incremental expenses during the year associated with the costs to prepare our Atlas(TM) Digital Marketing Suite for external clients.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses were $7.1 million, or 34.5% of revenue, for the three months ended June 30, 2001 and $7.1 million, or 13.6% of revenue, for the three months ended June 30, 2000. Selling, general and administrative expenses were $14.1 million, or 31.4% of revenue, for the six months ended June 30, 2001 and $13.1 million, or 13.2% of revenue, for the six months ended June 30, 2000. The dollar increases in selling, general and administrative expenses for the six months ended June 30, 2001 were primarily due to increases in professional services, legal, and rent expenses. These increases were partially offset by a decrease in personnel expenses as a result of the reductions in force during January 2001 and May 2001. The increases in selling, general and administrative expenses as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses. We do not expect these expenses to increase as a percentage of revenue for the remainder of the year.

     Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment increased to $1.5 million, or 7.3% of revenue, for the three months ended June 30, 2001 from $1.1 million, or 2.1% of revenue, for the three months ended June 30, 2000. Depreciation and amortization of property and equipment increased to $3.0 million, or 6.6% of revenue, for the six months ended June 30, 2001 from $1.7 million, or 1.7% of revenue, for the six months ended June 30, 2000. The dollar increases were primarily due to purchases of assets during 2001 and 2000. The increases in depreciation and amortization of property and equipment as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses.

  Amortization of intangible assets. Amortization of intangible assets relates to the customer base and workforce assets recorded in connection with the purchase of Avenue A/NYC LLC. Amortization of intangible assets was $498,000, or 2.4% of revenue, and $497,000, or 0.9% of revenue, for the three months ended June 30, 2001 and 2000, respectively. Amortization of intangible assets was $999,000, or 2.2% of revenue, and $1.0 million, or 1.0% of revenue, for the six months ended June 30, 2001 and 2000, respectively. The increase in amortization of intangible assets as a percentage of revenue was primarily due to our revenue decreasing at a faster rate than our expenses.

  Amortization of deferred stock compensation.   Amortization of deferred stock
compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $2.8 million, or 14.0% of revenue, for the three months ended June 30, 2001 from $7.3 million, or 14.0% of revenue, for the three months ended June 30, 2000. Amortization of deferred stock compensation decreased to $6.7 million, or 15.0% of revenue, for the six months ended June 30, 2001 from $13.5 million, or 13.6% of revenue, for the six months ended June 30, 2000. The dollar decreases were primarily related to the decrease in deferred stock compensation due to the cancellation of unvested stock options as a result of employee termination. The increase in amortization of deferred stock compensation as a percentage of revenue for the six months ended June 30, 2001 was primarily due to our revenue decreasing at a faster rate than our expenses.

  Corporate restructuring charges. Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction programs initiated during January 2001 and May 2001 when we terminated approximately 70 and 75 employees, respectively. Corporate restructuring charges for the three and six months ended June 30, 2001 were $2.2 million and $3.7 million,
respectively.   For the three and six months ended June 30, 2001, corporate restructuring charges included $1.9 million and $3.0 million, respectively, relating to employee severance and benefits for terminated employees and $114,000 and $514,000, respectively, related to future cash outlays that are expected to be incurred during 2001 from existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation. Corporate restructuring charges for the three months ended June 30, 2001 also included $174,000 related to fixed asset impairments recorded pursuant to SFAS No. 121.

  Interest income, net.   Net interest income consists of earnings on our cash
and cash equivalents. Net interest income decreased to $1.6 million, or 7.7% of revenue, for the three months ended June 30, 2001 from $2.2 million, or 4.2% of revenue, for the three months ended June 30, 2000. The dollar decrease in net interest income was due to lower invested balances as a result of cash used during the quarter. The percentage increase in net interest income was due to the decrease in revenue. Net interest income increased to $3.5 million, or 7.9% of revenue, for the six months ended June 30, 2001 from $3.0 million, or 3.0% of revenue, for the six months ended June 30, 2000. The dollar increase in net interest income was primarily due to higher invested cash balances resulting from our initial public offering of common stock in February 2000.

  Impairment of cost-basis investment.   Impairment of cost-basis investment
consists of an other than temporary write down of $2.5 million of a minority investment in a private company that was recorded during the second quarter of 2001.

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

  As of June 30, 2001, we had cash and cash equivalents of $36.4 million and short-term investments of $83.0 million compared to $38.9 million in cash and cash equivalents and $95.3 million in short-term investments at December 31, 2000. We have a $6.0 million equipment term loan facility with a bank which was fully utilized as of June 30, 2001 and December 31, 2000.

  Cash used in operating activities was $13.6 million and $11.0 million for the six months ended June 30, 2001 and 2000, respectively.

  Cash provided by investing activities was $11.8 million for the six months ended June 30, 2001. Cash used in investing activities was $88.8 million for the six months ended June 30, 2000. Cash provided by investing activities for the six months ended June 30, 2001 was primarily related to sales of marketable securities offset by purchases of equipment for our production systems and purchases of software.

  Cash used in financing activities was $623,000 for the six months ended June 30, 2001. Cash used by financing activities was primarily due to the payments of notes payable during the six months ended June 30, 2001. Cash provided by financing activities was $137.1 million for the six months ended June 30, 2000. Cash provided by financing activities during the six months ended June 30, 2000 primarily related to the net proceeds from our initial public offering of common stock in February 2000.

  As of June 30, 2001, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

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

Recent Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for us on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We are currently in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

     We have a history of losses and may not achieve profitability

     We incurred net losses of $58.8 million for the period from our inception on July 1, 1997 through December 31, 2000, and a net loss of $29.0 million for the six months ended June 30, 2001. As of June 30, 2001, our accumulated deficit was $87.2 million. We have not achieved profitability and may not do so in the future. We expect to continue to make significant operating and capital expenditures and, as a result, we may need to generate significant additional revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to achieve or maintain profitability.

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

     Our business may be seriously harmed by third-party litigation against us relating to the collection and use of Internet user information

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

     Privacy concerns could lead to legislative and other limitations on our ability to collect personal data from internet users, including limitations on our use of cookie or action tag technology and user profiling

     Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use "cookies" and "action tags" to track Internet users and their online behavior to build anonymous user profiles. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients' or prospective clients' websites and some Lifecycle E-mails. This enables our measurement of an advertising campaign's effectiveness to drive consumers to specific actions. We are substantially dependent on cookie and action tag technology to target our clients' advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling.
Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. In addition, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling in some jurisdictions. For example, the European Union has adopted a directive addressing data privacy that may result in limitations on the collection and use of information regarding European Internet users. Germany has imposed its own laws limiting the use of user profiling, and other countries may impose similar limitations. In addition, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, Internet browser software upgrades may result in limitations on the use of cookies or action tags. Furthermore, third parties have brought class action lawsuits against us relating to our use of cookies, and we may be subject to similar lawsuits in the future. If our ability to use cookies or action tags or to build user profiles were substantially restricted by technology, government regulation or any other means, or as a result of litigation, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all.

     Our business may be seriously harmed by litigation alleging violations of federal securities laws

     We, some of our officers and directors, a former officer, and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in pending class action lawsuits that allege violations of federal securities laws in connection with our initial public offering. The claims in the lawsuits include, among other things, allegations of misrepresentations or failures to disclose facts relating to the defendant underwriters' compensation and commissions in connection with our initial public offering. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and the rescission of the sale of shares in the initial public offering, and may otherwise seriously harm our business.

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

     In addition to patent infringement claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

     In addition to patent infringement claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights, trademarks and trade secrets, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services, which would substantially harm our business. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property infringement suit, we may be prevented from providing some of our services or using some of the service marks for which we have sought service mark protection, unless we enter into royalty, license or coexistence agreements. We may not be able to obtain royalty, license or coexistence agreements on terms acceptable to us, if at all.

     Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name

     Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name. We are aware of third parties that use marks or names, including Internet domain names, that contain the words "Avenue A" or similar words, one of which is a Canadian advertising agency. There may be other third parties using names similar to ours of whom we are unaware. We may be subject to trademark infringement claims by third parties as a result of our use of the name "Avenue A." In addition, we may not receive registration of our service mark application for the name "Avenue A." Even if the application is registered, the service mark may be challenged by third parties or invalidated. As a result of such infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using the name "Avenue A" unless we enter into royalty, license or coexistence agreements. We may not be able to obtain royalty, license or coexistence agreements on terms acceptable to us, if at all. Use of the name "Avenue A" or similar names by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

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

     We may not be able to compete successfully in the market for Internet advertising

     The market for Internet advertising is relatively new, yet intensely competitive. We compete most directly with Internet media buyers that integrate ad serving technology and Internet media buying, such as AppNet Inc., through its i33 Communications division. We also compete with:

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

     Our operations may be adversely affected by earthquakes, power outages or increased energy costs in the Pacific Northwest

     Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time-to-time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. In addition the Pacific Northwest may experience power shortages or outages and has experienced increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and harm our business. Power shortages or increased energy costs in the Northwest could adversely affect the region's economy and decrease regional demand for our services, which could reduce our revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

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

     We cannot assure you that our common stock will continue to be listed on the Nasdaq National Market, and delisting could further depress our stock price and make it more difficult for us to raise capital

     Our common stock is currently listed on the Nasdaq National Market. To maintain such listing, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. Our common stock has traded below the $1.00 minimum bid requirement at certain times. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we were to otherwise fail to meet Nasdaq's ongoing listing criteria, Nasdaq could initiate delisting procedures at any time. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute "penny stock," which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state blue sky laws.

     Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 56-week period ended July 27, 2001, the closing price of our common stock ranged from $0.68 to $10.63 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

     In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of several securities class action lawsuits and may be the target of additional lawsuits in the future. This litigation and any future securities litigation against us could result in substantial costs and divert our management's attention from business concerns, which could harm our business.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are currently the subject of two lawsuits concerning our collection and use of Internet user information.

  In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and
     -------------------------------
all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits -- Werber v. Avenue A, and Bowles v. Avenue A -- agreed to join the Chance case
   ------------------      ------------------
as plaintiffs rather than pursue their own individual cases against us. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C.
section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. The plaintiffs seek declaratory and injunctive relief as well as monetary damages and disgorgement of profits that Avenue A has received in connection with the alleged illegal practices. Plaintiffs have moved for class certification and we have filed an opposition to that motion. We have also filed a motion for summary judgment, requesting that the Court dismiss plaintiffs' federal claims and decline jurisdiction over plaintiffs' state claims. A trial date has been set for June 2002.

  In Werber v. Avenue A, Inc., the plaintiff, on behalf of himself and all
     ------------------------
others similarly situated throughout the nation, filed a class action complaint against us on or about November 30, 2000 in the United States District Court for the Western District of Washington. The district court ordered the Werber case to be consolidated with the Chance case.

  In Bowles v. Avenue A, Inc., the plaintiff, on behalf of himself and all
     ------------------------
others similarly situated throughout the nation, filed a class action complaint against us on or about December 27, 2000 in the United States District Court for the Northern District of Illinois. On or about May 10, 2001, the district court granted plaintiff's motion for voluntary dismissal of the case.

  In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all others
     -----------------------
similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and
(2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that Avenue A has received in connection with the alleged illegal practices. The case is currently pending in the district court.

  We are currently aware of five lawsuits alleging violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaints allege incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our stock.

  In Mermelstein v. Avenue A, Inc. et al., plaintiff filed a class action
     ------------------------------------
complaint against us on or about June 15, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5446). Plaintiff filed the suit on behalf of herself and all others who acquired our common stock between February 28, 2000 and July 11, 2000, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, an underwriter of our initial public offering, Brian McAndrews, our President and Chief Executive Officer, Nicholas Hanauer, our Chairman of the Board, and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants:
(1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of
1933), (2) violation of 15 U.S.C. section 771 (section 12 of the Securities Act of 1933), and (3) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C.
section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

  In Bernstein v. Avenue A, Inc. et al., plaintiff filed a class action
     ----------------------------------
complaint against us on or about June 22, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5733). Plaintiff filed the suit on behalf of herself and all others who acquired our common stock between February 28, 2000 and June 14, 2001, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, Brian McAndrews, Nicholas Hanauer, and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against Morgan Stanley Dean Witter alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C.
section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

  In Gordon et al. v. Avenue A, Inc. et al., plaintiffs filed a class action
     --------------------------------------
complaint against us on or about June 21, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5736). Plaintiffs filed the suit on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiffs also name as defendants Morgan Stanley & Co., Inc. and Salomon Smith Barney, Inc., underwriters of our initial public offering, and Brian McAndrews, Nicolas Hanauer, and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C.
section 77o (section 15 of the Securities Act of 1933). Plaintiffs seek rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

  In Tonningsen v. Avenue A, Inc. et al., plaintiff filed a class action against
     -----------------------------------
us on or about July 13, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-6350). Plaintiff filed suit on behalf of herself and all others who acquired our common stock between February 28, 2000 and

December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiff also names as defendants Dain Rauscher, Inc., Morgan Stanley Dean Witter & Co., Inc., Thomas Weisel Partners LLC, and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, Robert Littauer, identified in the complaint as the individual defendants. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. (S) 77k (section 11 of the Securities Act of 1933); (2) violation of 15 U.S.C. (S) 77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. (S) 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 17 C.F.R. (S) 240.10b-3 (Securities and Exchange Commission Rule 10b-3); and (2) violation of 15 U.S.C. (S) 77l(2) (section 12(2) of the Securities Act of 1933). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. (S) 77o (section 15 of the Securities Act of 1933); and (2) violation of 15 U.S.C. (S) 78t(a) (section 20 of the Securities Exchange Act of 1934). Plaintiff seeks monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Panagiota v. Avenue A, Inc., et al., plaintiff filed a class action
        -----------------------------------
against the Company on or about July 30, 2001, in the United States District Court for the Southern District of New York (case no. 01-CIV-6998). Plaintiff filed suit on behalf of himself and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley & Co., Incorporated and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, and Robert Littauer, identified in the complaint as the individual defendants. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. (S) 77k (section 11 of the Securities Act of
1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C. (S) 77l(2)(a) (section 12(2)(a) of the Securities Act of 1933); (2) violation of 15 U.S.C. (S) 77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. (S) 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C. (S) 77o (section 15 of the Securities Act of 1933). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

  The foregoing complaints allege that the Securities and Exchange Commission and/or other regulatory authorities are investigating matters similar to those alleged in the complaints, but we have no knowledge as to whether any such purported investigations pertain to us or our initial public offering.

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

  As of June 30, 2001, we have used $13.0 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 30, 2001. The proposals voted upon and the results of the voting are as follows:

     1. The following nominees for election as Directors, each to hold office for a three-year term as defined in the proxy statement relating to the Annual Meeting and until his successor is duly elected and qualified, received not less than 35,105,265 votes, which represents 97.35% of the shares voted. Each nominee received the number of votes set forth opposite his respective name:

                         Nominee                 For            Withheld
                         -------                 ---            --------
                    Gregory B. Maffei         35,105,265         956,886

                    Peter M. Neupert          35,268,310         793,841

     2. The following nominees for election as Directors, each to hold office for a two-year term as defined in the proxy statement relating to the Annual Meeting and until his successor is duly elected and qualified, received not less than 35,105,265 votes, which represents 97.35% of the shares voted. Each nominee received the number of votes set forth opposite his respective name:

                         Nominee                 For            Withheld
                         -------                 ---            --------
                       Jason Green            35,282,960         779,191

                    Fredric W. Harman         35,283,100         779,051

     3. The following nominees for election as Directors, each to hold office for a one-year term as defined in the proxy statement relating to the Annual Meeting and until his successor is duly elected and qualified, received not less than 35,105,265 votes, which represents 97.35% of the shares voted. Each nominee received the number of votes set forth opposite his respective name:

                         Nominee                 For            Withheld
                         -------                 ---            --------
                    Nicolas J. Hanauer        35,283,610         778,541

                    Brian P. McAndrews        35,261,278         800,873

All of these nominees were elected as Directors for the term set forth in the Proxy Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits Requirement by Item 601 of Regulation S-K

      10.1 Amended and Restated Promissory Note between the registrant and Michael Galgon, dated July 16, 2001
      10.2 Amended and Restated Promissory Note between the registrant and Clark Kokich, dated July 16, 2001
      10.3 Amended and Restated Promissory Note between the registrant and Jeffrey Miller, dated July 25, 2001
      10.4 Amended and Restated Promissory Note between the registrant and Brian McAndrews, dated July 25, 2001
      10.5 Separation Agreement between the registrant and Neve Savage, dated August 2, 2001

  (b) Reports on Form 8-K

      On July 3, 2001, we filed a report on Form 8-K which announced that several securities class action lawsuits had been filed against us, certain of our current officers and directors and a former officer, and some of the underwriters in our February 2000 initial public offering. A copy of our press release announcing these matters was attached and incorporated by reference therein.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

                         AVENUE A, INC.


                         By:                 /s/ MICHAEL VERNON
                            ----------------------------------------------------
                                               Michael Vernon
                                           Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)

                               INDEX TO EXHIBITS


  Exhibit
  -------
  Number                          Description
  ------   ---------------------------------------------------------------
   10.1 Amended and Restated Promissory Note between the registrant and Michael Galgon, dated July 16, 2001

   10.2 Amended and Restated Promissory Note between the registrant and Clark Kokich, dated July 16, 2001

   10.3 Amended and Restated Promissory Note between the registrant and Jeffrey Miller, dated July 25, 2001

   10.4 Amended and Restated Promissory Note between the registrant and Brian McAndrews, dated July 25, 2001

   10.5 Separation Agreement between the registrant and Neve Savage, dated August 2, 2001