Form 10-Q
period 2001-09-30
AVENUE A INC
filed 2001-11-13
CIK 1071806

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-23137

                                 ---------------

                                 AVENUE A, INC.
             (Exact name of registrant as specified in its charter)

                                 ---------------

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

                                 ---------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The number of shares of the registrant's Common Stock outstanding as of October 31, 2001 was 58,329,943.

================================================================================

                                 AVENUE A, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

                                    PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements ....................................................      3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........     13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................................     29

                                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................................................     29

Item 2.  Changes in Securities and Use of Proceeds ......................................................     31

Item 6.  Exhibits and Reports on Form 8-K ...............................................................     32

                                 AVENUE A, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)

                                                                                         September 30,      December 31,
                                                                                         -------------      ------------
                                                                                             2001               2000
                                                                                             ----               ----
                                                                                          (unaudited)
                                      Assets
Current assets:
   Cash and cash equivalents ........................................................     $    37,349        $  38,888
   Short-term investments ...........................................................          79,999           95,257
   Accounts receivable, net of allowance of $1,510 and $3,616
     at September 30, 2001 and December 31, 2000, respectively ......................          13,764           39,343
   Other receivables ................................................................           2,691            1,824
   Prepaid expenses and other current assets ........................................             548              716
                                                                                          -----------        ---------
Total current assets ................................................................         134,351          176,028

Property and equipment, net .........................................................           8,465           13,087
Intangible assets, net ..............................................................           1,828            3,519
Other assets ........................................................................           1,321            5,671
                                                                                          -----------        ---------
Total assets ........................................................................     $   145,965        $ 198,305
                                                                                          ===========        =========

                            Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable .................................................................     $    13,455        $  42,449
   Accrued expenses .................................................................           9,254            6,215
   Notes payable, current portion ...................................................           2,000            2,000
   Deferred revenue .................................................................           1,185            1,084
                                                                                          -----------        ---------
Total current liabilities ...........................................................          25,894           51,748

Notes payable, less current portion .................................................           2,056            3,556
                                                                                          -----------        ---------
Total liabilities ...................................................................          27,950           55,304
                                                                                          -----------        ---------

Shareholders' equity:
   Common stock, $0.01 par value; 200,000 shares authorized; 58,092 and 58,139 shares issued and outstanding at September 30, 2001 and
     December 31, 2000, respectively ................................................             581              581
   Paid-in capital ..................................................................         217,103          222,901
   Deferred stock compensation ......................................................          (5,851)         (21,566)
   Subscription receivable ..........................................................            (618)            (941)
   Accumulated deficit ..............................................................         (93,719)         (58,189)
   Accumulated other comprehensive income ...........................................             519              215
                                                                                          -----------        ---------
Total shareholders' equity ..........................................................         118,015          143,001
                                                                                          -----------        ---------
Total liabilities and shareholders' equity ..........................................     $   145,965        $ 198,305
                                                                                          ===========        =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 AVENUE A, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                          Three Months Ended        Nine Months Ended
                                                                          ------------------        -----------------
                                                                             September 30,             September 30,
                                                                             -------------             -------------
                                                                           2001         2000         2001        2000
                                                                         --------     --------     --------   ---------
Revenue ............................................................     $ 20,399     $ 47,172     $ 65,136   $ 146,372
Expenses:
      Cost of revenue ..............................................       13,609       37,372       46,889     117,927
      Client support ...............................................        2,038        4,085        8,078      11,268
      Product development ..........................................        2,919        3,286        9,922       8,212
      Selling, general, and administrative .........................        4,650        7,964       18,705      21,101
      Depreciation and amortization of property and equipment ......        1,431        1,155        4,392       2,856
      Amortization of intangible assets ............................          504          503        1,503       1,510
      Amortization of deferred stock compensation ..................        2,737        7,107        9,453      20,641
      Impairment of fixed assets ...................................          550            -          550           -
      Corporate restructuring charges ..............................            -            -        3,666           -
                                                                         --------     --------     --------   ---------
           Total expenses ..........................................       28,438       61,472      103,158     183,515
                                                                         --------     --------     --------   ---------
Loss from operations ...............................................       (8,039)     (14,300)     (38,022)    (37,143)

Interest income, net ...............................................        1,472        2,244        5,001       5,212
Other income (expense), net ........................................            -         (118)           -         919
Impairment of cost-basis investment ................................            -            -       (2,500)          -
                                                                         --------     --------     --------   ---------

Net loss ...........................................................     $ (6,567)    $(12,174)    $(35,521)  $ (31,012)
                                                                         ========     ========     ========   =========

Basic and diluted net loss per share ...............................     $  (0.11)    $  (0.22)    $  (0.62)  $   (0.65)
                                                                         ========     ========     ========   =========

Shares used in computing basic and diluted net loss per share ......       57,346       55,159       57,042      47,522
                                                                         ========     ========     ========   =========

Comprehensive loss:
      Net loss .....................................................     $ (6,567)    $(12,174)    $ 35,521)  $ (31,012)
      Items of comprehensive income ................................           20          228          305          28
                                                                         --------     --------     --------   ---------
          Comprehensive loss .......................................     $ (6,547)    $(11,946)    $ 35,216)  $ (30,984)
                                                                         ========     ========     ========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 AVENUE A, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                                          September 30,
                                                                                          -------------
                                                                                     2001              2000
                                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................   $ (35,521)        $ (31,012)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
       Depreciation and amortization ...........................................      15,352            24,867
       Loss on disposal of fixed assets.........................................          --                71
       Impairment of cost-basis investment and long-lived assets ...............       4,095                --
       Non-cash compensation ...................................................         323               128
       Changes in assets and liabilities:
          Accounts receivable...................................................      25,579           (11,351)
          Other receivables and other current assets ...........................        (698)           (2,849)
          Other assets .........................................................       1,849            (1,145)
          Accounts payable .....................................................     (28,993)           (1,240)
          Accrued expenses .....................................................       3,038               903
          Deferred revenue .....................................................         101             1,955
                                                                                   ---------         ---------
       Net cash used in operating activities ...................................     (14,875)          (19,673)
                                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .........................................      (1,075)          (10,342)
   Sales (purchases) of marketable securities, net .............................      15,448          (104,055)
   Purchases of intangible assets ..............................................          --              (313)
                                                                                   ---------         ---------
       Net cash provided by (used in) investing activities .....................      14,373          (114,710)
                                                                                   ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payment) of notes payable .........................................      (1,500)            4,798
   Proceeds from issuance of common stock and exercises of
      common stock options, net ................................................         463           138,298
                                                                                   ---------         ---------
       Net cash (used in) provided by financing activities .....................      (1,037)          143,096
                                                                                   ---------         ---------
Net (decrease) increase in cash and cash equivalents ...........................      (1,539)            8,713
Cash and cash equivalents, beginning of period .................................      38,888            10,962
                                                                                   ---------         ---------
Cash and cash equivalents, end of period .......................................   $  37,349         $  19,675
                                                                                   =========         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                (in thousands except share and per share amounts)
                                   (unaudited)

1.   Organization and Operations of the Company

     Avenue A, Inc. (the Company) and its subsidiaries, including Avenue A/NYC LLC (formerly iballs LLC), provides technology-based Internet advertising services to businesses. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company's headquarters are located in Seattle.

     In 2000, the Company commenced international operations and opened offices in Europe. As part of restructuring programs initiated during January 2001 and May 2001, the Company terminated employees in international offices and expects to complete the closure of international offices by December 31, 2001.

     Effective January 1, 2001, the Company established two operating divisions:
Avenue A and Atlas DMT. Avenue A is an interactive advertising agency that provides clients with a service and technology offering that includes web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, and analytical services. Atlas DMT provides the Atlas Digital Marketing Suite, a digital marketing management system, to traditional and interactive agencies, as well as in-house media buyers.

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

     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                (in thousands except share and per share amounts)
                                   (unaudited)

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

     Computation of Basic and Diluted Net Loss Per Share: Historical net loss per share has been calculated under Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares issued upon exercise of common stock options and warrants are antidilutive.

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                (in thousands except share and per share amounts)
                                   (unaudited)

     Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Company on January 1, 2002). SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 144.

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

4.   Earnings Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                     Three Months Ended                Nine Months Ended
                                                                     ------------------                -----------------
                                                                        September 30,                    September 30,
                                                                        -------------                    -------------
                                                                       2001             2000             2001              2000
                                                                   ------------     ------------     ------------     ------------
Net Loss (numerator for basic and diluted): ....................   $     (6,567)    $    (12,174)    $    (35,521)    $    (31,012)
                                                                   ============     ============     ============     ============
Shares (denominator for basic and diluted): ....................     58,066,905       58,168,375       58,096,399       51,007,817
  Gross weighted average common shares outstanding Less:
     Weighted average common shares subject to repurchase ......        720,751        3,008,888        1,054,658        3,485,886
                                                                   ------------     ------------     ------------     ------------
Shares used in computation .....................................     57,346,154       55,159,487       57,041,741       47,521,931
                                                                   ============     ============     ============     ============
Basic and diluted net loss per share ...........................   $       (.11)    $       (.22)    $       (.62)    $       (.65)
                                                                   ============     ============     ============     ============

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

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                (in thousands except share and per share amounts)
                                   (unaudited)

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. During the three and nine months ended September 30, 2001, Avenue A generated revenue of $20,391 and $65,128 and related operating income of $3,388 and $5,740, respectively, and Atlas DMT generated revenue of $8 and an operating loss of $4,215 and $13,688, respectively. The Company had no significant sales to international customers.

     Pursuant to SFAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company's assets are located in the United States as of September 30, 2001.

6.   Corporate Restructuring and Impairment Charges

     Restructurings and related impairments

     During January 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 70 employees. The Company recognized restructuring charges of $1,500, which included $1,100 relating to employee severance and benefits for terminated employees, all of which has been paid as of September 30, 2001, and $400 related to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, of which $298 has been paid as of September 30, 2001. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet.

     During May 2001, the Company initiated a cost reduction program that resulted in the termination of approximately an additional 75 employees. The Company recognized restructuring charges of $2,166, which included $1,877 relating to employee severance and benefits for terminated employees, of which $1,670 had been paid as of September 30, 2001, and $115 related to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, of which $42 has been paid as of September 30, 2001. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet. The restructuring charge also includes the write-down to fair value of certain impaired fixed assets of $174 pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).

     Impairment of cost-basis investment

     During the second quarter of 2001, the Company determined that its minority investment in a private company was permanently impaired relative to its carrying value. As a result, the Company recognized an impairment charge of $2.5 million, which is included as a component of nonoperating income (expense) in the accompanying consolidated statements of operations for the nine months ended September 30, 2001. Permanent impairment in the Company's cost-basis investment was determined by examining the operations of the company and reviewing recent valuations for the Company and comparable companies.

     Impairment of fixed assets

     During the third quarter of 2001, the Company disposed of excess fixed assets that were no longer in service pursuant to SFAS 121. As a result, the Company recognized an impairment charge of $550, which is included as a component of operating expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2001.

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                (in thousands except share and per share amounts)
                                   (unaudited)

7.   Legal Proceedings

     The Company is currently the subject of three lawsuits concerning the collection and use of Internet user information.

     In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and
        -------------------------------
all others similarly situated throughout the nation, filed a class action complaint against the Company on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits -- Werber v. Avenue A, and Bowles v. Avenue A -- agreed to join the Chance case as plaintiffs rather than pursue their own individual cases against the Company. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to the Company's collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. On September 17, 2001, the Court granted the Company's motion for summary judgment and entered judgment in the Company's favor. On October 15, 2001, plaintiffs filed a notice of appeal.

     In Werber v. Avenue A, Inc., the plaintiff, on behalf of himself and all
        -----------------------
others similarly situated throughout the nation, filed a class action complaint against the Company on or about November 30, 2000 in the United States District Court for the Western District of Washington. The district court ordered the Werber case to be consolidated with the Chance case.

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

     In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all
        -----------------------
others similarly situated in the State of Texas, filed a class action complaint against the Company on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to the Company's collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that the Company has received in connection with the alleged illegal practices. The case is currently pending in the district court.

     In Garcia v. Avenue A, Inc., the plaintiff, on behalf of herself and all
        ------------------------
others similarly situated in the State of California, filed a class action complaint against Avenue A on or about October 9, 2001, in the Superior Court for San Bernardino County, California. The complaint contains the following claims relating to the Company's collection and use of Internet user information: (1) invasion of privacy in violation of article I, section 1 of the California Constitution, (2) common law invasion of privacy, (3) violation of California Penal Code ss.ss. 631 et seq. (the California wiretapping and eavesdropping statutes), (4) violation of California Business & Professions Code ss.ss. 17200 et seq. (the California unfair competition statute), and (5) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages.

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                (in thousands except share and per share amounts)
                                   (unaudited)

     The Company has been named as a defendant in five lawsuits filed in the United States District Court for the Southern District of New York. The lawsuits allege violations of federal securities laws in connection with disclosures contained in the Company's prospectus dated February 28, 2000, for its initial public offering of common stock. The complaints allege incorrect disclosure or omissions in the Company's prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of the Company's stock. They also allege that the Securities and Exchange Commission and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaints. The Company has no knowledge as to whether the Company or its initial public offering is the subject of any such investigation.

     In Mermelstein v. Avenue A, Inc. et al., plaintiff filed a class action
        ------------------------------------
complaint against the Company on or about June 15, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5446). Plaintiff filed the suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and July 11, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, an underwriter of the Company's initial public offering, Brian McAndrews, the Company's President and Chief Executive Officer, Nicolas Hanauer, the Company's Chairman of the Board, and Robert Littauer, the Company's former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), (2) violation of 15 U.S.C. section 771 (section 12 of the Securities Act of 1933), and (3) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Bernstein v. Avenue A, Inc. et al., plaintiff filed a class action
        ----------------------------------
complaint against the Company on or about June 22, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5733). Plaintiff filed the suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and June 14, 2001, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, Brian McAndrews, Nicolas Hanauer and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against Morgan Stanley Dean Witter alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone:
(1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of
1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Gordon et al. v. Avenue A, Inc. et al., plaintiffs filed a class action
        --------------------------------------
complaint against the Company on or about June 21, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5736). Plaintiffs filed the suit on behalf of themselves and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiffs also name as defendants Morgan Stanley & Co., Inc. and Salomon Smith

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                (in thousands except share and per share amounts)
                                   (unaudited)

Barney, Inc., underwriters of the Company's initial public offering, and Brian McAndrews, Nicolas Hanauer and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of
1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933). Plaintiffs seek rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Tonningsen v. Avenue A, Inc. et al., plaintiff filed a class action
        -----------------------------------
against the Company on or about July 13, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-6350). Plaintiff filed suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Dain Rauscher, Inc., Morgan Stanley Dean Witter & Co., Inc., Thomas Weisel Partners LLC, and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, Robert Littauer, identified in the complaint as the individual defendants. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C.ss.77k (section 11 of the Securities Act of 1933); (2) violation of 15 U.S.C.ss.77j(b) (section 10(b) of the Securities Exchange Act of
1934) and 17 C.F.R.ss.240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 17 C.F.R.ss.240.10b-3 (Securities and Exchange Commission Rule 10b-3); and (2) violation of 15 U.S.C.ss.77l(2) (section 12(2) of the Securities Act of 1933). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C.ss.77o (section 15 of the Securities Act of 1933); and (2) violation of 15 U.S.C.ss. 78t(a) (section 20 of the Securities Exchange Act of
1934). Plaintiff seeks monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Panagiota v. Avenue A, Inc., et al., plaintiff filed a class action
        -----------------------------------
against the Company on or about July 30, 2001, in the United States District Court for the Southern District of New York (case no. 01-CIV-6998). Plaintiff filed suit on behalf of himself and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley & Co., Incorporated and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, and Robert Littauer, identified in the complaint as the individual defendants. The complaint contains one purported claim against all defendants: violation of 15 U.S.C.ss.77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C.ss.77l(2)(a) (section 12(2)(a) of the Securities Act of 1933); (2) violation of 15 U.S.C.ss.77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R.ss.240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C.ss.77o (section 15 of the Securities Act of 1933). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     The foregoing cases are among numerous similar cases filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The Court has coordinated the cases under a single case number for pretrial proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition", included elsewhere in this report. When used in this document, the words "believes," "expects," "anticipates," "intends," "plans" and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

        We provide technology-based Internet advertising services to businesses. We use Internet media planning and buying, proprietary ad management technology, anonymous user profiling and data analysis systems to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. Through this approach we have developed an extensive knowledge base of Internet advertising strategies, targeting methods and media placements that perform effectively. We focus on serving the needs of buyers of Internet advertising, providing services that harness the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients. Through our Atlas DMT division, we provide the Atlas Digital Marketing Suite, a digital marketing management system, to online and traditional advertising agencies to support the Internet advertising needs of their clients.

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

Results of Operations

   Comparison of the Three and Nine Months Ended September 30, 2001 and September 30, 2000

     The following table presents, in dollars and as a percentage of revenue, unaudited statements of operations data for the three and nine months ended September 30, 2001 and September 30, 2000. This information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any period are not necessarily indicative of results for any future period.

                                                     Three Months Ended September 30,       Nine Months Ended September 30,
                                                   -----------------------------------    -----------------------------------
                                                          2001                2000               2001               2000
                                                          ----                ----               ----               ----
                                               (in thousands except percentage amounts)  (in thousands except percentage amounts)
Revenue .....................................    $ 20,399    100.0%  $ 47,172    100.0%  $ 65,136   100.0%   $146,372    100.0%
Expenses:
    Cost of revenue .........................      13,609     66.7%    37,372     79.2%    46,889    72.0%    117,927     80.6%
    Client support ..........................       2,038     10.0%     4,085      8.7%     8,078    12.4%     11,268      7.7%
    Product development .....................       2,919     14.3%     3,286      7.0%     9,922    15.2%      8,212      5.6%
    Selling, general and administrative .....       4,650     22.8%     7,964     16.9%    18,705    28.7%     21,101     14.4%
    Depreciation and amortization of
        property and equipment ..............       1,431      7.0%     1,155      2.4%     4,392     6.7%      2,856      2.0%
    Amortization of intangible assets .......         504      2.5%       503      1.1%     1,503     2.3%      1,510      1.0%
    Amortization of deferred stock
        compensation ........................       2,737     13.4%     7,107     15.1%     9,453    14.5%     20,641     14.1%
    Impairment of fixed assets ..............         550      2.7%        --       --%       550     0.8%         --       --%
    Corporate restructuring charges .........          --       --%        --       --%     3,666     5.6%         --       --%
                                                  -------    -----   --------    -----   --------   -----    --------    -----
        Total expenses ......................      28,438    139.4%    61,472    130.3%   103,158   158.4%    183,515    125.4%
                                                  -------    -----   --------    -----   --------   -----    --------    -----
Loss from operations ........................      (8,039)   (39.4)%  (14,300)   (30.3)%  (38,022)  (58.4)%   (37,143)   (25.4)%
Interest income, net ........................       1,472      7.2%     2,244      4.8%     5,001     7.7%      5,212      3.6%
Other income (expense), net .................          --       --%      (118)    (0.3)%       --      --%        919      0.6%
Impairment of cost-basis investment .........          --       --%        --       --%    (2,500)   (3.8)%        --       --%
                                                  -------    -----   --------    -----   --------   -----    --------    -----
Net loss ....................................     $(6,567)   (32.2)% $(12,174)   (25.8)% $(35,521)  (54.5)%  $(31,012)   (21.2)%
                                                  =======    =====   ========    =====   ========   =====    ========    =====

     Revenue. Revenue decreased to $20.4 million for the three months ended September 30, 2001 from $47.2 million for the three months ended September 30, 2000. Revenue decreased to $65.1 million for the nine months ended September 30, 2001 from $146.4 million for the nine months ended September 30, 2000. The decreases in revenue were primarily due to two factors. First, revenue contributions from exclusively Internet-based clients has declined due to the downturn in the Internet sector that has caused many such companies to go out of business or to reduce advertising spending to conserve cash. Second, the general softness in the economy has caused many advertisers to reduce advertising spending. We expect that our revenue during the fourth quarter of 2001 will remain relatively flat or decrease slightly compared to the third quarter of 2001.

     Cost of revenue. Cost of revenue consists mainly of the costs of advertising space that we purchase from publishers' Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery. Cost of revenue decreased to $13.6 million, or 66.7% of revenue, for the three months ended September 30, 2001 from $37.4 million, or 79.2% of revenue, for the three months ended September 30, 2000. Cost of revenue decreased to $46.9 million, or 72.0% of revenue, for the nine months ended September 30, 2001 from $117.9 million, or 80.6% of revenue, for the nine months ended

September 30, 2000. The dollar decreases in cost of revenue were primarily due to decreases in the volume of advertising space we purchased. The percentage decreases in cost of revenue were primarily due to increased revenue contribution from higher margin products such as the Strategic Partnership Program and consulting, improved pricing in our core services, and an increase in revenue generated under net method contracts. We expect that our cost of revenue as a percentage of sales will remain relatively flat for the remainder of 2001.

     Client support. Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees within our Client Service teams as well as employees who support other functions such as the Strategic Partnership Program and consulting. Client support expenses were $2.0 million, or 10.0% of revenue, for the three months ended September 30, 2001 and $4.1 million, or 8.7% of revenue for the three months ended September 30, 2000. Client support expenses were $8.1 million, or 12.4% of revenue, for the nine months ended September 30, 2001 and $11.3 million, or 7.7%, of revenue for the nine months ended September 30, 2000. The dollar decreases in client support expenses were primarily due to reductions in workforce completed during the year. The increases in client support expenses as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses. We expect that our client support expenses will remain relatively flat for the remainder of 2001.

     Product development. Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing our Atlas(TM) Digital Marketing Suite for sale to external clients. Product development expenses decreased to $2.9 million, or 14.3% of revenue, for the three months ended September 30, 2001 from $3.3 million, or 7.0% of revenue, for the three months ended September 30, 2000. Product development expenses increased to $9.9 million, or 15.2% of revenue, for the nine months ended September 30, 2001 from $8.2 million, or 5.6% of revenue, for the nine months ended September 30, 2000. The slight dollar decrease in product development expenses for the three months ended September 30, 2001 was due to the decrease in professional services incurred in preparing our Atlas Digital Marketing Suite. The increase in product development expenses for the nine months ended September 30, 2001 was primarily due to the increases in the number of personnel used in development to prepare our Atlas Digital Marketing Suite partially offset by reductions in workforce completed during the year. The increases in product development expenses as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses. We expect that our product development expenses will remain relatively flat for the remainder of 2001.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses were $4.6 million, or 22.8% of revenue, for the three months ended September 30, 2001 and $8.0 million, or 16.9% of revenue, for the three months ended September 30, 2000. Selling, general and administrative expenses were $18.7 million, or 28.7% of revenue, for the nine months ended September 30, 2001 and $21.1 million, or 14.4% of revenue, for the nine months ended September 30, 2000. The dollar decreases in selling, general and administrative expenses for the three and nine months ended September 30, 2001 were primarily due to a decrease in personnel expenses as a result of the reductions in workforce during January 2001 and May 2001 partially offset by increases in legal and rent expenses. The increases in selling, general and administrative expenses as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses. We expect that our selling, general, and administrative expenses will remain relatively flat for the remainder of 2001.

     Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment increased to $1.4 million, or 7.0% of revenue, for the three months ended September 30, 2001 from $1.2 million, or 2.4% of revenue, for the three months ended September 30, 2000. Depreciation and amortization of property and equipment increased to $4.4 million, or 6.7% of revenue, for the nine months ended September 30, 2001 from $2.9 million, or 2.0% of revenue, for the nine months ended September 30, 2000. The dollar increases were primarily due to purchases of assets during 2000 and 2001. The increases in depreciation and amortization of property and equipment as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses.

     Amortization of intangible assets. Amortization of intangible assets relates to the customer base and workforce assets recorded in connection with the purchase of Avenue A/NYC LLC. Amortization of intangible assets was $504,000, or 2.5% of revenue, and $503,000, or 1.1% of revenue, for the three months ended September 30, 2001 and 2000, respectively. Amortization of intangible assets was $1.5 million, or 2.3% of revenue, and $1.5 million, or 1.0% of revenue, for the nine months ended September 30, 2001 and 2000, respectively. The increases in amortization of intangible assets as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $2.7 million, or 13.4% of revenue, for the three months ended September 30, 2001 from $7.1 million, or 15.1% of revenue, for the three months ended September 30, 2000. Amortization of deferred stock compensation decreased to $9.5 million, or 14.5% of revenue, for the nine months ended September 30, 2001 from $20.6 million, or 14.1% of revenue, for the nine months ended September 30, 2000. The dollar decreases were primarily related to the decrease in deferred stock compensation due to the cancellation of unvested stock options as a result of employee termination. The increase in amortization of deferred stock compensation as a percentage of revenue was primarily due to our revenue decreasing at a faster rate than our expenses.

     Impairment of fixed assets. Impairment of fixed assets consists of the loss from the disposition of excess assets that are no longer in use by the Company pursuant to SFAS 121. Impairment charges related to fixed assets for the three and nine months ended September 30, 2001 were $550,000. There were no such charges for the corresponding periods of the previous fiscal year.

     Corporate restructuring charges. Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction programs initiated during January 2001 and May 2001 when we terminated approximately 70 and 75 employees, respectively. Corporate restructuring charges for the nine months ended September 30, 2001 were $3.7 million. For the nine months ended September 30, 2001, corporate restructuring charges included $3.0 million relating to employee severance and benefits for terminated employees and $515,000 related to existing lease agreements for office space that is no longer in use and other liabilities for which there are contractual obligations. Corporate restructuring charges for the nine months ended September 30, 2001 also included $174,000 related to fixed asset impairments recorded pursuant to SFAS No. 121.

     Interest income, net. Net interest income consists of earnings on our cash and cash equivalents. Net interest income decreased to $1.4 million, or 7.2% of revenue, for the three months ended September 30, 2001 from $2.2 million, or 4.8% of revenue, for the three months ended September 30, 2000. Net interest income decreased to $5.0 million, or 7.7% of revenue, for the nine months ended September 30, 2001 from $5.2 million, or 3.6% of revenue, for the nine months ended September 30, 2000. The dollar decreases in net interest income were due to lower invested balances as a result of cash used. The percentage increases in net interest income were due to the decreases in revenue.

        Impairment of cost-basis investment. Impairment of cost-basis investment consists of an other than temporary write down of $2.5 million of a minority investment in a private company that was recorded during the second quarter of 2001.

     Our quarterly and annual revenue, expenses and operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are beyond our control. Because of these fluctuations, we believe that period-to-period comparisons are not good indications of our future financial performance.

Liquidity and Capital Resources

     Since inception we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

     As of September 30, 2001, we had cash and cash equivalents of $37.3 million and short-term investments of $80.0 million compared to $38.9 million in cash and cash equivalents and $95.3 million in short-term investments at December 31, 2000. We have a $6.0 million equipment term loan facility with a bank which was fully utilized as of September 30, 2001 and December 31, 2000.

     Cash used in operating activities was $14.9 million and $19.7 million for the nine months ended September 30, 2001 and 2000, respectively.

     Cash provided by investing activities was $14.4 million for the nine months ended September 30, 2001 and primarily related to sales of marketable securities offset by purchases of equipment and software. Cash used in investing activities was $114.7 million for the nine months ended September 30, 2000 and primarily related to purchases of marketable securities offset by purchases of computer equipment to expand our ad serving capacity and to equip employees hired during that period.

     Cash used in financing activities was $1.0 million for the nine months ended September 30, 2001 and primarily related to the payments of notes payable during the nine months ended September 30, 2001. Cash provided by financing activities was $143.1 million for the nine months ended September 30, 2000 and primarily related to the net proceeds from our initial public offering of common stock in February 2000.

     As of September 30, 2001, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2010, and a note payable to a bank which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for us on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We are currently in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Company on January 1, 2002). SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. We are currently in the process of evaluating the financial statement impact of adoption of SFAS No. 144.

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

         We have a history of losses and may not achieve profitability

         We incurred net losses of $58.8 million for the period from our inception on July 1, 1997 through December 31, 2000, and a net loss of $35.5 million for the nine months ended September 30, 2001. As of September 30, 2001, our accumulated deficit was $93.7 million. We expect to continue to make significant operating and capital expenditures and, as a result, we may need to generate significant additional revenue to achieve and maintain profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to achieve or maintain profitability.

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

         Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:

 .    fluctuating demand for our advertising services and technologies and changes in the mix of advertisements placed and services provided;

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

         Our business may be seriously harmed by litigation alleging violations of federal securities laws

         We, some of our officers and directors, a former officer, and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in pending class action lawsuits that allege violations of federal securities laws in connection with our initial public offering. The claims in the lawsuits include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters' compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to further purchases of our stock. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and the rescission of the sale of shares in the initial public offering, and may otherwise seriously harm our business. See "Legal Proceedings."

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

         Some of our competitors have obtained patents and have sued other parties to enforce their rights under these patents, and we may also be subject to patent infringement claims, including claims that our ad serving technologies, processes or methods infringe these or other patents

         Other parties may claim that our technologies, processes or methods infringe their patents. Any such claim may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from providing some of our services, including our core ad serving services, which would substantially harm our business. U.S. patents were issued to DoubleClick Inc. in September 1999 and to 24/7 Media in February 2000. These patents may cover some of the technologies, processes or methods that we use in our ad serving systems. We cannot assure you that we would be able to distinguish our technologies, processes or methods from those covered under the DoubleClick patent or 24/7 Media patent or that either of these patents would be invalidated if challenged. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware. Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies.

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

         Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name

         Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name. We are aware of third parties that use marks or names, including Internet domain names, that contain the words "Avenue A" or similar words, one of which is a Canadian advertising agency. There may be other third parties using names similar to ours of whom we are unaware. We may be subject to challenges or trademark infringement claims by third parties as a result of our use of the name "Avenue A." As a result of such infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using the name "Avenue A" unless we enter into royalty, license or coexistence agreements. We may not be able to obtain royalty, license or coexistence agreements on terms acceptable to us, if at all. Use of the name "Avenue A" or similar names by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

         Failure of our services to perform properly or improper use of our services by our clients could give rise to legal claims against us or damage our reputation

         If our technology-based services fail to perform properly for our clients, we may be exposed to liability to our clients or to their customers for whom our clients used our services. In addition, our clients may use our technology-based services in a manner that fails to comply with applicable laws, including but not limited to laws and regulations surrounding the Internet. For example, because our services may be used by clients to transmit information over the Internet, our services might be used by clients to transmit information that violates laws or regulations, harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any claims made against us arising in connection with our clients' use of our services, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from business operations. In addition, such claims may require us to pay substantial damages, modify or discontinue some of our services and otherwise seriously harm our business and damage our reputation.

         The loss of key personnel or any inability to attract and retain additional personnel could impair our ability to maintain or expand our business

         The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of our key management, client service, analytics, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into noncompetition agreements with our employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

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

         We may not be able to compete successfully in the market for Internet advertising

         The market for Internet advertising is relatively new, yet intensely competitive. We compete most directly with Internet media buyers that integrate ad serving technology and Internet media buying. We also compete with interactive advertising agencies, enabling online advertising technology providers, advertising networks, targeted email service providers and traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients.

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

         Consolidation in the Internet industry may impair our ability to retain our clients

         Some of our clients may be affected by consolidation in the Internet industry. Our business would suffer if we were to lose a substantial number of clients or any of our significant clients as a result of consolidation. These clients may be required to use the advertising services of the companies that acquire them or of other advertising service providers, or may use the advertising services of companies that they acquire.

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

         Our operations may be adversely affected by the economic impact of terrorist attacks and potential terrorist activities

     The success of our business depends on the overall demand for our services and the growth of the Internet advertising industry. Advertising in general is sensitive to general economic conditions and consumer confidence. The terrorist attacks against the United States on September 11, 2001 and other recent terrorist activities have created significant economic and political uncertainties in an already weakened national economy. These increased uncertainties may have an adverse effect on the advertising industry, result in the reduction of our clients' advertising budgets, weaken demand for our services and result in a decrease in our revenues. In addition, we may experience delays in receiving payments from clients affected by the terrorist attacks or potential terrorist activities.

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

 .    ineffectiveness or incompatibility of acquired technologies or services;

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

         We may not be able to adapt to rapidly changing Internet technology trends and evolving industry standards

         The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing client demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our services obsolete. Our future success will depend on our ability to adapt to rapidly changing technologies, enhance our existing Internet advertising services and develop and introduce a variety of new services to address our clients' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our services. In addition, any new services or enhancements must meet the requirements of our current clients and must achieve market acceptance. Material delays in introducing new services and enhancements may cause clients to discontinue use of our services and use the services of our competitors.

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

         Our stock price has been and may continue to be volatile

         The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 56-week period ended October 26, 2001, the closing price of our common stock ranged from $0.68 to $8.25 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are currently the subject of three lawsuits concerning our collection and use of Internet user information.

     In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and
        -------------------------------
all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits -- Werber v. Avenue A, and Bowles v. Avenue A -- agreed to join the Chance case
   ------------------      ------------------
as plaintiffs rather than pursue their own individual cases against us. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C.
section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. On September 17, 2001, the Court granted our motion for summary judgment and entered judgment in our favor. On October 15, 2001, plaintiffs filed a notice of appeal.

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

     In Garcia v. Avenue A, Inc., the plaintiff, on behalf of herself and all
        ------------------------
others similarly situated in the State of California, filed a class action complaint against us on or about October 9, 2001, in the Superior Court for San Bernardino County, California. The complaint contains the following claims relating to our collection and use of Internet user information: (1) invasion of privacy in violation of article I, section 1 of the California

Constitution, (2) common law invasion of privacy, (3) violation of California Penal Code (S) (S) 631 et seq. (the California wiretapping and eavesdropping statutes), (4) violation of California Business & Professions Code (S) (S) 17200 et seq. (the California unfair competition statute), and (5) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages.

     We have been named as a defendant in five lawsuits filed in the United States District Court of the Southern District of New York. The lawsuits allege violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaints allege incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our stock. They also allege that the Securities and Exchange Commission and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaints. We have no knowledge as to whether Avenue A or our initial public offering is the subject of any such investigation.

     In Mermelstein v. Avenue A, Inc. et al., plaintiff filed a class action
        ------------------------------------
complaint against us on or about June 15, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5446). Plaintiff filed the suit on behalf of herself and all others who acquired our common stock between February 28, 2000 and July 11, 2000, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, an underwriter of our initial public offering, Brian McAndrews, our President and Chief Executive Officer, Nicolas Hanauer, our Chairman of the Board, and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants:
(1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of
1933), (2) violation of 15 U.S.C. section 771 (section 12 of the Securities Act of 1933), and (3) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C.
section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Bernstein v. Avenue A, Inc. et al., plaintiff filed a class action
        ----------------------------------
complaint against us on or about June 22, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5733). Plaintiff filed the suit on behalf of herself and all others who acquired our common stock between February 28, 2000 and June 14, 2001, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, Brian McAndrews, Nicolas Hanauer and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against Morgan Stanley Dean Witter alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C.
section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Gordon et al. v. Avenue A, Inc. et al., plaintiffs filed a class action
        --------------------------------------
complaint against us on or about June 21, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5736). Plaintiffs filed the suit on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiffs also name as defendants Morgan Stanley & Co., Inc. and Salomon Smith Barney, Inc., underwriters of our initial public offering, and Brian McAndrews, Nicolas Hanauer and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933). Plaintiffs seek rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Tonningsen v. Avenue A, Inc. et al., plaintiff filed a class action
        -----------------------------------
against us on or about July 13, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-6350). Plaintiff filed suit on behalf of herself and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiff also names as defendants Dain Rauscher, Inc., Morgan Stanley Dean Witter & Co., Inc., Thomas Weisel Partners LLC, and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, Robert Littauer, identified in the complaint as the individual defendants. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C(S)77k (section 11 of the Securities Act of 1933); (2) violation of 15 U.S.C(S)77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R(S)240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 17 C.F.R(S)240.10b-3 (Securities and Exchange Commission Rule 10b-3); and (2) violation of 15 U.S.C(S)77l(2) (section 12(2) of the Securities Act of 1933). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C(S)77o (section 15 of the Securities Act of 1933); and (2) violation of 15 U.S.C(S)78t(a) (section 20 of the Securities Exchange Act of 1934). Plaintiff seeks monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

     In Panagiota v. Avenue A, Inc., et al., plaintiff filed a class action
        -----------------------------------
against us on or about July 30, 2001, in the United States District Court for the Southern District of New York (case no. 01-CIV-6998). Plaintiff filed suit on behalf of himself and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley & Co., Incorporated and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, and Robert Littauer, identified in the complaint as the individual defendants. The complaint contains one purported claim against all defendants: violation of 15 U.S.C(S)77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C(S)77l(2)(a) (section 12(2)(a) of the Securities Act of
1933); (2) violation of 15 U.S.C(S)77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R(S)240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C.(S) 77o (section 15 of the Securities Act of 1933). Plaintiff seeks rescission and monetary damages. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.


     The foregoing cases are among numerous similar cases filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The Court has coordinated the cases under a single case number for pretrial proceedings.

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

   As of September 30, 2001, we have used approximately $15.1 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits Requirement by Item 601 of Regulation S-K

       10.1 Space and Service Lease between PowerSpace & Services, Inc. and Atlas-DMT, a division of Avenue A, Inc., dated October 2, 2001.

   (b) Reports on Form 8-K

   On July 3, 2001, we filed a report on Form 8-K which announced that several securities class action suits had been filed against us, certain of our current officers and directors and a former officer, and some of the underwriters in our February 2000 initial public offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

                                     AVENUE A, INC.



                                     By:        /S/ MICHAEL VERNON
                                        --------------------------------------
                                                    Michael Vernon
                                                Chief Financial Officer
                                           (Authorized Officer and Principal
                                                  Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
-------
Number                             Description
------  ------------------------------------------------------------------------

  10.1 Space and Service Lease between PowerSpace & Services, Inc. and Atlas-DMT, a division of Avenue A, Inc., dated October 2, 2001