Form 10-K405
period 2001-12-31
AVENUE A INC
filed 2002-03-13
CIK 1071806

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

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

                  For the fiscal year ended December 31, 2001

                        Commission File Number 0-29361

                               -----------------

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

                               -----------------

          Securities Registered Pursuant To Section 12(b) of the Act:

                                     None.

          Securities Registered Pursuant to Section 12(g) of the Act:

                                 Common Stock

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at March 8, 2002 was approximately $160,921,398.

   The number of shares of the registrant's Common Stock outstanding at March 8, 2002 was 58,516,872.

================================================================================

                                AVENUE A, INC.

                         2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                    PART I

   ITEM 1.  BUSINESS...................................................   3

   ITEM 2.  PROPERTIES.................................................  18

   ITEM 3.  LEGAL PROCEEDINGS..........................................  19

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  21

                                    PART II

   ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED
              SHAREHOLDER MATTERS......................................  22

   ITEM 6.  SELECTED FINANCIAL DATA....................................  23

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS................................  24

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  31

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  31

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE......................  55

                                   PART III

   ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY............  55

   ITEM 11. EXECUTIVE COMPENSATION.....................................  55

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...............................................  55

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  55

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
              FORM 8-K.................................................  55

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the annual meeting of shareholders to be held on May 8, 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                    PART I

   This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the section entitled "Business -- Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition." This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms "Avenue A," the "Company," "we," "us" and "our" refer to Avenue A, Inc. and its subsidiaries, and references to "Avenue A/NYC LLC" refer to Avenue A/NYC LLC, a wholly owned subsidiary of Avenue A, Inc.

ITEM 1.  BUSINESS

Overview

   Avenue A, Inc. is a digital marketing services and technology company. We were founded in 1997 to help marketers acquire, retain, and grow customers across digital media. We are organized into two operating units as follows:

   Atlas DMT. Atlas DMT is an advertising technology provider that created the Atlas Digital Marketing Suite, a digital marketing management system. The Atlas Digital Marketing Suite manages online media planning, buying, ad delivery and analysis.

   Avenue A. Avenue A is an interactive advertising agency that offers a suite of services including web advertising, affiliate programs, search engine optimization, strategic portal relationships, e-mail prospecting and list management, customer targeting, profiling and advanced analytical services to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns.

Atlas DMT

   Atlas DMT is the technology unit of Avenue A, Inc. and the creator of the Atlas Digital Marketing Suite. Through this operating unit, we provide digital marketing technologies. We believe that the buy-side focus of Atlas DMT enables us to develop effective tools and services that meet the needs of advertising agencies and media groups. Specifically, our target market includes large traditional advertising agencies, specialty interactive advertising agencies and large advertisers who buy media directly. Our headquarters are located in Seattle with sales and/or support offices in New York City and San Francisco.

Atlas DMT Services

   Atlas Digital Marketing Suite. Our Atlas Digital Marketing Suite is an end-to-end solution that consists of the Atlas Media Console, the Atlas Creative Management System, the Atlas Delivery and Tracking Services, and the Atlas Analysis and Optimization Engine.

  . Atlas Media Console. Our Atlas Media Console is designed to simplify the process of planning and buying digital media. It consists of the Media Plan Manager, Site Finder, Web RFP (Request for Proposal), and Site Profile Database. Our customers can use the Media Plan Manager to organize and manage the buying process, and can use the Site Finder to identify potential sites for an advertiser's campaign based on customer surfing habits, rather than traditional demographic profiles. In addition, our customers can use the Web RFP functionality to automate the traditional paper-based RFP process and submit multiple requests simultaneously, and can use the Site Profile Database to access information on more than 4,000 publisher Web sites, including profiles, contact information, standard terms, creative capabilities, and performance ratings.

  . Atlas Creative Management System. Our Atlas Creative Management System allows advertising creative to be assigned to media placements including which message is shown to which media audience, how many times each advertisement is shown and in what sequence it is shown.

  . Atlas Delivery and Tracking Services. Our Atlas Delivery and Tracking Services delivers campaigns to online viewers to the sites a customer specifies, captures campaign and customer behavior data from the initial view through the desired action, automates the process of sending trafficking instructions to publishers for campaign implementation, determines advertising effectiveness by identifying which media buys and advertisements helped drive user behavior, and collects and stores data for campaign analysis and optimization.

      Our delivery systems are multi-tiered applications that were built for reliability and scalability. Each response to an advertisement request is based on several factors, which may include part of the advertising viewing history of a user's browser. We use standard cookie technology to track anonymous Internet users' activity on our clients' Web sites, and on each Web site on which the users' computers receive advertisements served by our systems. The modular design of our ad serving systems allows us to grow capacity incrementally by adding a single server at a time, or scale substantially by adding several servers at a time.

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

  . Atlas Analysis and Optimization Engine. Our Atlas Analysis and Optimization Engine provides reports to our customers regarding the overall campaign results, reach and frequency of unique users, and campaign delivery versus plan. It also provides advice for improving campaign performance through statistical analysis of campaign data.

   Vital Signs. Vital Signs is an extension of our Atlas Digital Marketing Suite. It provides our customers advanced reporting in the areas of site-behavior, customer-status, action, and marketing campaign data for further analysis and optimization of an advertising program. With Vital Signs, our customers are able to gain additional insights that can yield action such as: improving browse-to-buy conversion rates, partnering with sites that drive the most qualified customers, and increasing sales of high margin products and services.

   Customer Targeting. Through Customer Targeting, our customers are able to identify individual customers in real time and deliver messages tailored to their needs. This targeting is based on data acquired from prior interactions conducted through that computer on the customer's Web site. For example, our customers are able to create segments of customers based on that customer's relationship with the advertiser and then deliver customized advertising messages to those segmented customers such as registration incentives to prospective customers or members-only discounts to existing customers.

Avenue A

   Avenue A is an interactive agency that helps marketers build relationships with their customers through digital media. By combining online media expertise, strategy, and technology and analytics, we have developed an extensive knowledge base of Internet advertising strategies, targeting methods and media placements that perform effectively. We believe this knowledge base grows richer and more valuable with each additional campaign we execute and with each additional client we serve. We focus on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients. The Avenue A operating division headquarters are located in Seattle, and we also operate an office in New York City known as Avenue A/NYC LLC (formerly known as iballs LLC).

   Our services for Internet advertisers provide the following key benefits:

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

   Technology-enabled analysis, monitoring, tracking and optimization. We collect and analyze data about hundreds of publisher Web sites, numerous advertising campaigns and tens of millions of anonymous Web user profiles, so that our client strategists can structure targeted advertising campaigns to achieve our clients' desired business results. To improve campaign performance, we use our proprietary technology and data analysis capabilities to track, store and measure data on anonymous Web users' online responses to Internet advertisements promptly after they occur. Based on this data, we generate detailed performance reports that clients can view over the Internet. Using these reports, we can refine and improve our clients' advertising campaigns while they are being conducted to increase their efficiency and effectiveness.

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

Avenue A Services

   Core services. We provide to clients our core services, which include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation using the Atlas Digital Marketing Suite.

  . Media planning and buying. Our Client Service teams evaluate our client's needs and objectives, outline a media strategy for the client, develop a media plan by identifying appropriate media placements, and execute this plan by negotiating the rates for these placements and purchasing advertising space.

  . Ad serving. We serve advertisements on third-party Web sites to execute our clients' advertising campaigns. Our media engineers coordinate and monitor this ad serving process once an advertising campaign begins. Our systems allow us to adjust advertising campaigns quickly and efficiently because changes required to the advertisements are made on our ad serving systems rather than on each individual Web site where the advertisements appear.

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

   Strategic Partnership Program. Through our Strategic Partnership Program, we manage exclusive or complex partnerships between our clients and Web sites or advertising networks, such as exclusive sponsorships of specific locations or features of a Web site, or advertising campaigns based on several complex measurement criteria or methods of advertising. These arrangements typically have terms ranging from six months to one year. Managers in the Strategic Partnership Program consult with clients to determine their objectives and to negotiate the terms of these longer-term, complex advertising relationships with appropriate Web sites and advertising networks. We then help manage the partnership by providing participants in the program with ongoing advertising campaign analysis and optimization services with respect to exclusive sponsorship links and complex advertising placement arrangements.

   Customer Targeting. Our Customer Targeting Program enables us to target tailored advertisements to the browsers of users that have previously visited our clients' Web sites. The program is designed to strengthen the clients' relationship with the user, improve response rates and accelerate the sales cycle. This targeting is based on data acquired from prior interactions conducted through that computer on the client's Web site. For example, if the information in our data warehouse indicates that the computer of a particular Web user was previously used to purchase a backpack from our client, our ad serving systems can serve an advertisement to that user's computer recommending additional, complementary purchases, such as hiking boots, tents or fleece jackets.

   LifeCycle E-mail. Through our LifeCycle E-mail Program (formerly known as Precision E-mail(TM)), we can deliver targeted emails to specific customer segments based on their shopping and browsing behavior. This program also includes opt-in list prospecting, customer database segmentation, list maintenance, personalization and customization, multiple formats, comprehensive reports, regular debriefs, real-time tracking, and automatic response-handling. LifeCycle E-mail enables us to assist our clients in expanding their relationship with their customers after they have been acquired.

   Customer Insight Group. We provide our clients with data-driven insights about their customers through our Customer Insight Group (formerly known as Consulting). The Customer Insight Group develops and maintains an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future. These predictive models enable us to advise our clients how to more effectively market to specific customer segments and help them to acquire, maintain, and grow their customer base.

   Search Engine Optimization. Our Search Engine Optimization Program enables our clients to improve their rankings on Internet search engines. Through this program, we help our clients enhance their online visibility, attract purchase-ready customers to their Web sites, and increase sales by leveraging our digital marketing insights, historical learnings, and relationships with search engine optimization services.

   Vital Signs. Vital Signs provides our clients with the ability to gain insight on how their customers interact with the client's Web site and respond to their marketing initiatives. With our Vital Signs tools, our clients are able to determine how their customers respond to specific advertisements or placements and to link their marketing spending with customer actions, such as purchases.

Sales, Marketing and Client Service

   We acquire clients primarily through our sales force, which works in sales and/or support offices in Seattle, New York City and San Francisco. We generate sales leads primarily through field sales and responses to our public relations and marketing efforts in both the Atlas DMT and Avenue A operating units. Additionally, we seek to close sales through a team-based approach, using our Client Service teams to propose integrated solutions for our clients' Internet advertising needs within Avenue A.

   In addition, we market our services through our Client Service teams and Relationship Managers as the services become appropriate for an individual agency or advertiser's evolving needs. For example, if a client has achieved its initial goal of acquiring customers through our advertising services, the client might begin using our Customer Targeting Program to retain these customers.

   We use a variety of marketing methods to build awareness of Avenue A, Inc., Atlas DMT and Avenue A and our service offerings within our target market and to establish credibility and leadership in the marketplace. These methods include marketing materials, advertising, press coverage and other public relations efforts, direct marketing, trade shows, seminars and conferences, relationships with recognized industry analysts, and the Avenue A, Inc., Atlas DMT, and Avenue A Web sites.

Competition

   The market for Internet advertising is relatively new, yet competitive. We compete most directly with Internet media buyers that integrate ad serving technology and Internet media buying. We also compete with interactive advertising agencies, enabling online advertising technology providers, such as DoubleClick Inc., advertising networks, targeted email service providers and traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients.

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

   We have obtained an issued U.S. trademark registration for, among others, "AVENUE A MEDIA." We also have applied for registration of the following service marks: "AVENUE A," "ATLAS," "IBALLS," "KNOW WHAT WORKS," the Avenue A logo, and the iballs logo. We cannot assure you that any of our service mark applications will ultimately proceed to registration. Some of our service mark applications have been opposed by third parties, and our pending applications may still be successfully challenged by others or invalidated. We are aware of third parties that use marks or names, including Internet domain names, that contain the words "Avenue," "Avenue A" or similar words, one of which is a Canadian advertising agency. There may be other third parties using names similar to ours of whom we are unaware. If our service mark applications do not proceed to registration or if our service marks are invalidated because of prior third-party registrations, applications or rights, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all. Even if our service mark applications proceed to registration, our use of these marks could be restricted to the services set forth in our service mark applications.

   We have filed 17 patent applications in the United States for aspects of our technologies, processes and methods, but we have not been issued any patents to date. We cannot assure you that our pending or future patent applications will be granted, that any future patent of ours will not be challenged, invalidated or circumvented, or that the rights granted under any future patent of ours will provide competitive advantages to us. If a blocking patent has issued or issues in the future to a third party, and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop non-infringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to provide our services. We also cannot assure you that any proprietary rights with respect to our technologies will be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

   Other parties have been issued patents that may cover some of the technologies, processes or methods we use in our ad serving systems. In November 2001, we received correspondence from counsel for 24/7 Media, Inc. alleging that we infringe claims of U.S. Patent No. 6,026,368. We do not believe that our technologies, processes or methods infringe any claims of this patent, and counsel to 24/7 Media has been so advised. We cannot assure you that we will be able to distinguish our technologies, processes or methods from those covered under other third-party patents or that these patents would be invalidated if challenged. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware.

   Any claims that might be brought against us relating to intellectual property infringement may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, such litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

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

Employees

   As of January 31, 2001, we had 230 employees. We believe that we have good relationships with our employees. We have never had a significant work stoppage, and none of our employees is represented under a collective bargaining agreement or by a union. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly skilled personnel and upon the continued service of our senior management. Competition for qualified personnel in our industry is intense, and we cannot assure you that we will succeed in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

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

  We have a history of losses and may not achieve profitability

   We incurred net losses of $98.8 million for the period from our inception on July 1, 1997 through December 31, 2001, and a net loss of $40.0 million for the year ended December 31, 2001. As of December 31, 2001, our accumulated deficit was $98.2 million. We expect to continue to make significant operating and capital expenditures and, as a result, we will need to generate significant additional revenue to achieve profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to achieve or maintain profitability.

  Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

   Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price.

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

  The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business

   If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as an advertising medium, the willingness of our potential clients to outsource their Internet advertising and marketing needs, and our ability to sell technology services to advertising agencies. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients' total advertising budgets. Our current and potential clients may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising services may deteriorate or develop more slowly than expected. In addition, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising.

  Our business may be seriously harmed by third-party litigation against us relating to the collection and use of Internet user information

   We are a defendant in pending class action lawsuits alleging, among other things, that our collection and use of Internet user information violates federal and state laws. We may be subject to additional suits in the future regarding our collection and use of Internet user information. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may require us to pay substantial damages, be prevented from conducting targeted advertising and aggregating data from our clients' advertising campaigns, and otherwise seriously harm our business. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and we may be subject to similar claims. Such claims and any other claim by a government entity or other third party against us regarding our collection and use of Internet user information could seriously harm our business.

  Privacy concerns could lead to legislative and other limitations on our ability to collect personal data from Internet users, including limitations on our use of cookie or action tag technology and user profiling

   Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use "cookies" and "action tags" to track Internet users and their online behavior to build anonymous user profiles. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients' or prospective clients' Web sites and some LifeCycle E-mails. This enables our measurement of an advertising campaign's effectiveness to drive consumers to specific actions. We are substantially dependent on cookie and action tag technology to target our clients' advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. In addition, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling in some jurisdictions. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. Germany has imposed its own laws limiting the use of user profiling, and other countries may impose similar limitations. The European Parliament has approved of provisions to an electronic communications directive. If adopted by the European Union, the directive would limit the use of cookies without the prior and explicit consent of users. In addition, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, Internet browser software upgrades may result in limitations on the use of cookies or action tags. Furthermore, third parties have brought class action lawsuits against us relating to our use of cookies, and we may be subject to similar lawsuits in the future. If our ability to use cookies or action tags or to build user profiles were substantially restricted by technology, government regulation or any other means, or as a result of litigation, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all.

  Our business may be seriously harmed by litigation alleging violations of federal securities laws

   We, some of our officers and directors, a former officer, and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in pending class action lawsuits that allege violations of federal securities laws in connection with our initial public offering. The claims in the lawsuits include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters' compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and the rescission of the sale of shares in the initial public offering, and may otherwise seriously harm our business.

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

  Some of our competitors have obtained patents and have sued other parties to enforce their rights under these patents, and we may also be subject to patent infringement claims, including claims that our ad serving technologies, processes or methods infringe these or other patents

   Other parties have been issued patents that may cover some of the technologies, processes or methods that we use in our ad serving systems. We cannot assure you that we would be able to distinguish our technologies, processes or methods from those covered under any of these third-party patents or that these patents would be invalidated if challenged. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware.

   In addition, other parties may claim that our technologies, processes or methods infringe their patents. For example, in November 2001, we received correspondence from counsel for 24/7 Media alleging that we infringe claims of U.S. Patent No. 6,026,368. Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies, and we expect this type of litigation to increase in the future. Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

  In addition to patent infringement claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

   In addition to patent infringement claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights, trademarks and trade secrets, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services, which would substantially harm our business. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property infringement suit, we may be prevented from providing some of our services or using some of the service marks for which we have sought service mark protection unless we enter into royalty, license or coexistence agreements. We may not be able to obtain royalty, license or coexistence agreements on terms acceptable to us, if at all.

  Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name

   Our use of the name "Avenue A" may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name. We are aware of third parties that use marks or names, including Internet domain names, that contain the words "Avenue," "Avenue A" or similar words, one of which is a Canadian advertising agency. There may be other third parties using names similar to ours of whom we are unaware. We may be subject to challenges or trademark infringement claims by third parties as a result of our use of the name "Avenue A." As a result of such infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using the name "Avenue A" unless we enter into royalty, license or coexistence agreements. We may not be able to obtain royalty, license or coexistence agreements on terms acceptable to us, if at all. Use of the name "Avenue A" or similar names by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

  Failure of our services to perform properly or improper use of our services by our clients could give rise to legal claims against us or damage our reputation

   If our technology-based services fail to perform properly for our clients, we may be exposed to liability to our clients or to their customers for whom our clients used our services. In addition, our clients may use our technology-based services in a manner that fails to comply with applicable laws, including but not limited to laws and regulations surrounding the Internet. For example, because our services may be used by clients to transmit information over the Internet, our services might be used by clients to transmit information that violates laws or regulations, or to transmit negative messages, unauthorized reproduction of copyrighted material, inaccurate data, harmful applications or computer viruses to end-users in the course of delivery. Any claims made against us arising in connection with our clients' use of our services, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from business operations. In addition, such claims may require us to pay substantial damages, modify or discontinue some of our services and otherwise seriously harm our business and damage our reputation.

  The loss of key personnel or any inability to attract and retain additional personnel could impair our ability to maintain or expand our business

   The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of our key management, client service, product development, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into non-competition agreements with our employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

   Our future success also depends on our ability to attract, retain and motivate highly skilled personnel. If we fail to hire and retain a sufficient number of client service, product development, sales and technical personnel, we may not be able to maintain or expand our business.

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

  We may not be able to compete successfully in the market for Internet advertising

   The market for Internet advertising is relatively new, yet competitive. We compete most directly with Internet media buyers that integrate ad serving technology and Internet media buying. We also compete with interactive advertising agencies, enabling online advertising technology providers, such as DoubleClick Inc., advertising networks, targeted email service providers and traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients. In addition, we compete with other traditional advertising agencies that use traditional advertising media, and in general we compete with television, radio, cable and print media for a share of advertisers' budgets.

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

   Our services are substantially dependent on certain systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area at facilities operated by Exodus Communications, Inc. and InterNAP Network Services Corporation. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Web sites and advertising networks due to system failures unrelated to our own systems. For example, power outages at one of our co-location facilities, including one outage that lasted for approximately five hours, have prevented us from serving advertisements, tracking user responses and providing performance reports to our clients. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

  Our operations may be adversely affected by earthquakes, power outages or increased energy costs in the Pacific Northwest

   Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time to time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. In addition, the Pacific Northwest may experience power shortages or outages and has experienced increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and harm our business. Power shortages or increased energy costs in the Northwest could adversely affect the region's economy and decrease regional demand for our services, which could reduce our revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

  Our operations may be adversely affected by the economic impact of terrorist attacks and potential terrorist activities

   The success of our business depends on the overall demand for our services and the growth of the Internet advertising industry. Advertising in general is sensitive to general economic conditions and consumer confidence. The terrorist attacks against the United States on September 11, 2001 and other terrorist activities have created significant economic and political uncertainties in an already weakened national economy. These increased uncertainties may have an adverse effect on the advertising industry, result in the reduction of our clients' advertising budgets, weaken demand for our services and result in a decrease in our revenues. In addition, we may experience delays in receiving payments from clients affected by the terrorist attacks or potential terrorist activities.

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

  We cannot assure you that our common stock will continue to be listed on the Nasdaq National Market, and delisting could further depress our stock price and make it more difficult for us to raise capital

   Our common stock is currently listed on the Nasdaq National Market. To maintain such listing, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. Our common stock has traded below the $1.00 minimum bid requirement at certain times. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we were to otherwise fail to meet Nasdaq's ongoing listing criteria, Nasdaq could initiate delisting procedures at any time. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute "penny stock," which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state "blue sky" laws.

  Our stock price has been and may continue to be volatile

   The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 57-week period ended March 8, 2002, the closing price of our common stock ranged from $0.68 to $2.79 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.  PROPERTIES

   Our principal executive, administrative, engineering, marketing and sales facility currently occupies approximately 44,000 square feet of office space in Seattle. The lease for this facility expires in November 2006, with an option to renew for an additional four-year term and a further option to renew for an additional five-year term. We lease approximately 31,000 square feet of additional office space in Seattle, which expires in 2003. In addition, our Avenue A/NYC LLC subsidiary leases approximately 6,400 square feet of office space in New York City under a lease that expires in August 2003 with an option to renew for an additional one-year term. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area at facilities operated by Exodus Communications, Inc. and InterNAP Network Services Corporation. Our agreement with Exodus Communications expires in February 2004, with automatic one year renewals. Our agreement with InterNAP expires in April 2002.

ITEM 3.  LEGAL PROCEEDINGS

   We are currently the subject of three lawsuits concerning our collection and use of Internet user information.

   In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits--Werber v. Avenue A, Inc., and Bowles v. Avenue A, Inc.--agreed to join the Chance case as plaintiffs rather than pursue their own individual cases against us. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to our collection and use of Internet user information:
(1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section
9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. On September 17, 2001, the Court granted our motion for summary judgment and entered judgment in our favor. On October 15, 2001, plaintiffs filed a notice of appeal.

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

   In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that Avenue A, Inc. has received in connection with the alleged illegal practices. On or about February 13, 2001, Avenue A, Inc. filed a notice of removal in federal district court, thereby removing the case to federal court.

   In Garcia v. Avenue A, Inc., the plaintiff, on behalf of herself and all others similarly situated in the State of California, filed a class action complaint against us on or about October 9, 2001, in the Superior Court for San Bernardino County, California. The complaint contains the following claims relating to our collection and use of Internet user information: (1) invasion of privacy in violation of article I, section 1 of the California Constitution,
(2) common law invasion of privacy, (3) violation of California Penal Code
(S)(S) 631 et seq. (the California wiretapping and eavesdropping statutes), (4) violation of California Business & Professions Code (S)(S) 17200 et seq. (the California unfair competition statute), and (5) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages.

   We has been named as a defendant in five lawsuits filed in the United States District Court for the Southern District of New York: Mermelstein v. Avenue A, Inc. et al.; Bernstein v. Avenue A, Inc. et al.; Gordon et al. v. Avenue A, Inc. et al.; Tonningsen v. Avenue A, Inc. et al.; and Panagiota v. Avenue A, Inc., et al., described below. These lawsuits have been consolidated under a single case number and caption, Mermelstein v. Ave A et al., 01 Civ. 5446 (SAS)
(RMB) (GWG). The plaintiffs have not yet filed an amended and consolidated complaint against the Company. Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set.

   The complaints in the consolidated lawsuit allege violations of federal securities laws in connection with disclosures contained in the Company's prospectus dated February 28, 2000, for its initial public offering of common stock. These complaints allege incorrect disclosure or omissions in the Company's prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of the Company's stock. They also allege that the Securities and Exchange Commission and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaints. The Company has no knowledge as to whether the Company or its initial public offering is the subject of any such investigation.

   In Mermelstein v. Avenue A, Inc. et al., plaintiff filed a class action complaint against the Company on or about June 15, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5446). Plaintiff filed the suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and July 11, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, an underwriter of the Company's initial public offering, Brian McAndrews, the Company's President and Chief Executive Officer, Nicolas Hanauer, the Company's Chairman of the Board, and Robert Littauer, the Company's former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), (2) violation of 15 U.S.C. section 771 (section 12 of the Securities Act of 1933), and (3) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C.
section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages.

   In Bernstein v. Avenue A, Inc. et al., plaintiff filed a class action complaint against the Company on or about June 22, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5733). Plaintiff filed the suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and June 14, 2001, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley Dean Witter, Brian McAndrews, Nicolas Hanauer and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against Morgan Stanley Dean Witter alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C.
section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiff seeks rescission and monetary damages.

   In Gordon et al. v. Avenue A, Inc. et al., plaintiffs filed a class action complaint against the Company on or about June 21, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-5736). Plaintiffs filed the suit on behalf of themselves and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiffs also name as defendants Morgan Stanley & Co., Inc. and Salomon Smith Barney, Inc., underwriters of the Company's initial public offering, and Brian McAndrews, Nicolas Hanauer and Robert Littauer. The complaint contains one purported claim against all defendants: violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C. section 77l (section 12 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange

Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933). Plaintiffs seek rescission and monetary damages.

   In Tonningsen v. Avenue A, Inc. et al., plaintiff filed a class action against the Company on or about July 13, 2001, in the United States District Court for the Southern District of New York (case no. 01-CV-6350). Plaintiff filed suit on behalf of herself and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Dain Rauscher, Inc., Morgan Stanley Dean Witter & Co., Inc., Thomas Weisel Partners LLC, and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, Robert Littauer, identified in the complaint as the individual defendants. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C.ss.77k (section 11 of the Securities Act of 1933); (2) violation of 15 U.S.C.ss.77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R.ss.240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 17 C.F.R.ss.240.10b-3 (Securities and Exchange Commission Rule 10b-3); and (2) violation of 15 U.S.C.ss.77l(2) (section 12(2) of the Securities Act of 1933). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C.ss.77o (section 15 of the Securities Act of 1933); and (2) violation of 15 U.S.C.ss. 78t(a) (section 20 of the Securities Exchange Act of 1934). Plaintiff seeks monetary damages.

   In Panagiota v. Avenue A, Inc., et al., plaintiff filed a class action against the Company on or about July 30, 2001, in the United States District Court for the Southern District of New York (case no. 01-CIV-6998). Plaintiff filed suit on behalf of himself and all others who acquired the Company's common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to the Company's prospectus dated February 28, 2000. Plaintiff also names as defendants Morgan Stanley & Co., Incorporated and Salomon Smith Barney, Inc., identified in the complaint as the underwriter defendants, and Brian McAndrews, Nicolas Hanauer, and Robert Littauer, identified in the complaint as the individual defendants. The complaint contains one purported claim against all defendants: violation of 15 U.S.C.ss.77k (section 11 of the Securities Act of 1933). The complaint contains the following purported claims against the underwriter defendants alone: (1) violation of 15 U.S.C.ss.77l(2)(a) (section 12(2)(a) of the Securities Act of 1933); (2) violation of 15 U.S.C.ss.77j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R.ss.240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains one purported claim against the individual defendants alone: violation of 15 U.S.C.ss.77o (section 15 of the Securities Act of 1933). Plaintiff seeks rescission and monetary damages.

   The foregoing cases are among numerous similar cases filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The Court has coordinated the cases under a single case number for pretrial proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   Our Common Stock is traded on the Nasdaq National Market (symbol "AVEA"). The number of shareholders of record of our Common Stock at March 8, 2001, was 684.

   High and low bid quotations for our Common Stock as quoted on the Nasdaq National Market for the periods indicated since February 29, 2000, the date the Common Stock began trading, are as follows.

                                                              Stock Price
                                                             -------------
                   Year                                       High   Low
                   ----                                      ------ ------
     Fiscal 2001 (ended December 31, 2001)
        First Quarter....................................... $ 2.75 $ 1.00
        Second Quarter......................................   1.75   0.59
        Third Quarter.......................................   1.96   0.71
        Fourth Quarter......................................   1.76   0.70
     Fiscal 2000 (ended December 31, 2000)
        First Quarter (from February 29, 2000).............. $89.00 $28.06
        Second Quarter......................................  40.89   8.00
        Third Quarter.......................................  11.69   4.69
        Fourth Quarter......................................   5.38   0.97

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

                                                                                            Period From
                                                                                             Inception
                                                           Year Ended December 31,         (July 1, 1997)
                                                    -------------------------------------   December 31,
                                                      2001      2000      1999     1998         1997
                                                    --------  --------  --------  -------  --------------
                                                            (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue............................................ $ 89,611  $194,665  $ 69,695  $   599      $  18
Expenses:
 Cost of revenue...................................   63,419   155,451    56,979      125         20
 Client support (excluding amortization of deferred
   stock compensation of $5,723, $13,456, and
   $2,533, respectively)...........................   11,170    15,965     4,891      382         19
 Product development (excluding amortization of
   deferred stock compensation of $2,897,
   $6,811, and $1,240, respectively)...............   12,129    12,542     2,297    1,493         --
 Selling, general and administrative (excluding
   amortization of deferred stock compensation
   of $2,279, $5,357, and $908, respectively)......   23,535    30,144    11,790    2,102        263
 Depreciation and amortization of property and
   equipment.......................................    5,600     4,201       853      155
 Amortization of intangible assets.................    2,002     2,024       651       --         --
 Amortization of deferred stock compensation.......   10,899    25,624     4,681       --         --
 Impairment of fixed assets........................    1,040        --        --       --         --
 Corporate restructuring charges...................    3,666        --        --       --         --
                                                    --------  --------  --------  -------      -----
   Total expenses..................................  133,460   245,951    82,142    4,257        302
                                                    --------  --------  --------  -------      -----
Loss from operations...............................  (43,849)  (51,286)  (12,447)  (3,658)      (284)
Interest income, net...............................    6,269     7,393       554       12         --
Other income, net..................................       96       964        --       --         --
Impairment of cost-basis investment................    2,500        --        --       --         --
                                                    --------  --------  --------  -------      -----
Net loss........................................... $(39,984) $(42,929) $(11,893) $(3,646)     $(284)
                                                    ========  ========  ========  =======      =====
Basic and diluted net loss per share............... $  (0.70) $  (0.86) $  (0.61) $ (0.34)
Shares used in computing basic and diluted loss
  per share........................................   57,229    49,707    19,428   10,861

                                                 As of December 31,
                                      ---------------------------------------
                                        2001     2000    1999    1998   1997
                                      -------- -------- ------- ------  -----
                                                   (in thousands)
 Consolidated Balance Sheet Data:
 Cash and cash equivalents........... $ 30,821 $ 38,888 $10,962 $  847  $   3
 Working capital (deficit)...........  107,556  124,280  11,932    (30)  (338)
 Total assets........................  144,811  198,305  62,091  3,441     75
 Total liabilities...................   29,491   55,304  40,147  2,431    359
 Total shareholders' equity (deficit)  115,320  143,001  21,944  1,010   (284)

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

Overview

   We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into two operating units, Atlas DMT and Avenue A.

   Through our Atlas DMT operating unit, we provide our proprietary digital marketing management system known as the Atlas Digital Market Suite. This system provides large traditional advertising agencies, specialty interactive advertising agencies, and large advertisers who buy media directly with the ability to manage online media planning, buying, ad delivery and analysis.

   Avenue A is an interactive advertising agency that offers advertisers a suite of services that enables those advertisers to increase the effectiveness and return on investment of their Internet advertising campaigns. Our core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. We also generate revenue through our Strategic Partnership Program, in which we manage longer term exclusive or complex partnerships between our clients and Web sites or advertising networks, our Customer Targeting Program, in which we deliver tailored advertisements to the browsers of users that have previously visited our clients' Web sites, our LifeCycle E-mail Program, in which we deliver targeted emails to specific customer segments, our Customer Insight Group, in which we develop and maintain an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future, Search Engine Optimization, which enables our clients to improve their rankings on Internet search engines, and Vital Signs, which provides our clients with the ability to gain insight on how their customers interact with the client's Web site and respond to their marketing initiatives.

   We believe that our operating results will continue to be subject to seasonal fluctuations because retail advertisers generally purchase substantially more advertising space during the fourth calendar quarter of each year than during other quarters, particularly the first calendar quarter.

   We completed reductions in workforce during January and May 2001. As a result, expenses in dollars for the year ended December 31, 2001 are lower than expenses for the year ended December 31, 2000.

Critical Accounting Policies

   Our critical accounting policies are as follows:

  .  Recognizing revenue under gross and net method contracts;

  .  Capitalizing software for internal use; and

  .  Recording stock-based compensation charges.

   The majority of our revenue in 2001, 2000 and the last three quarters in 1999 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. Under net method contracts, our clients are ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue, including revenue from our core services, the Strategic Partnership Program, and Customer Targeting, is recognized over the period that the related advertising is delivered. Our LifeCycle E-mail and Search Engine Optimization Programs are volume based, and revenue is generally recognized when impressions are delivered. Vital Signs is a monthly subscription based service, and revenue is recognized for each month that the subscription is provided. Revenue is generally recognized for our Customer Insight services under the percentage-of-completion method of accounting. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur consistent with the guidance in Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." In addition, we recognize revenue for our Atlas Digital Marketing Suite based on usage of the system.

   Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

   We follow the provisions outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" related to the treatment of software costs. In situations where our internal use software is complete and a decision to market the software is subsequently made, proceeds received from the license of such software, net of direct incremental costs of marketing, would be applied against the carrying amount of the software until the basis of the software has been reduced to zero. Subsequent proceeds would be recognized as revenue when earned. Any subsequent development of internal software would be subject to the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires capitalization of software development costs upon establishment of technological feasibility of the product.

   In connection with the grant of certain stock options to employees and consultants, we recorded stock-based compensation charges representing the difference between the fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders' equity and amortized, in accordance with Financial Accounting Standards Board Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). Under this method, approximately 52% of the Deferred Stock Compensation is recognized in the first 12 months, 27% in the second 12 months, 15% in the third 12 months and 6% in the fourth 12 months.

Results of Operations

   The following table presents, in dollars and as a percentage of revenue, statements of operations data for the years ended December 31, 2001, 2000 and 1999. The results of any period are not necessarily indicative of results for any future period.

                                                                  Year Ended December 31,
                                                   ---------------------------------------------------
                                                         2001              2000              1999
                                                   ---------------   ---------------   ---------------
                                                         (in thousands except percentage amounts)
Consolidated Statements of Operations Data:
Revenue........................................... $ 89,611  100.0%  $194,665  100.0%  $ 69,695  100.0%
Expenses:
   Cost of revenue................................   63,419   70.8    155,451   79.9     56,979   81.8
   Client support (excluding amortization of
     deferred stock compensation of $5,723,
     $13,456, and $2,533, respectively)...........   11,170   12.4     15,965    8.2      4,891    7.0
   Product development (excluding amortization
     of deferred stock compensation of $2,897,
     $6,811, and $1,240, respectively)............   12,129   13.5     12,542    6.4      2,297    3.3
   Selling, general and administrative (excluding
     amortization of deferred stock
     compensation of $2,279, $5,357, and $908,
     respectively)................................   23,535   26.3     30,144   15.5     11,790   16.9
   Depreciation and amortization of property and
     equipment....................................    5,600    6.2      4,201    2.2        853    1.2
   Amortization of intangible assets..............    2,002    2.2      2,024    1.0        651    0.9
   Amortization of deferred stock compensation....   10,899   12.2     25,624   13.2      4,681    6.7
   Impairment of fixed assets.....................    1,040    1.2         --     --         --     --
   Corporate restructuring charges................    3,666    4.1         --     --         --     --
                                                   --------  -----   --------  -----   --------  -----
       Total expenses.............................  133,460  148.9    245,951  126.4     82,142  117.8
                                                   --------  -----   --------  -----   --------  -----
Loss from operations..............................  (43,849) (48.9)   (51,286) (26.4)   (12,447) (17.8)
Interest income, net..............................    6,269    7.0      7,393    3.8        554    0.8
Other income, net.................................       96    0.1        964    0.5         --     --
Impairment of cost-basis investment...............    2,500    2.8         --     --         --     --
                                                   --------  -----   --------  -----   --------  -----
Net loss.......................................... $(39,984) (44.6)% $(42,929) (22.1)% $(11,893) (17.0)%
                                                   ========  =====   ========  =====   ========  =====

   Revenue. Revenue decreased to $89.6 million for the year ended December 31, 2001 from $194.7 million for the year ended December 31, 2000. Revenue recognized under the gross method decreased to $81.2 million for the year ended December 31, 2001 from $188.1 million for the year ended December 31, 2000. Revenue recognized under the net method increased to $8.4 million for the year ended December 31, 2001 from $6.5 million for the year ended December 31, 2000. The decrease in total revenue was primarily due to two factors. First, revenue contributions from exclusively Internet-based clients has declined due to the economic downturn in the Internet sector that has caused many of these companies to discontinue operations or to reduce advertising spending to conserve cash. Second, weaknesses in the economy has caused many advertisers to reduce advertising spending. The increase in revenue recognized under the net method is primarily due to changes in our pricing during the year to include more fee-based services. We began generating revenue in Atlas DMT during the third quarter of 2001, but overall revenue contributions from this operating unit were minimal for the year ended December 31, 2001. Revenue increased to $194.7 million for the year ended December 31, 2000 from $69.7 million for the year ended December 31, 1999. Revenue recognized under the gross method increased to $188.1 million for the year ended December 31, 2000 from $67.1 million for the year ended December 31, 1999. Revenue recognized under the net method increased to $6.5 million for the year ended

December 31, 2000 from $2.6 million for the year ended December 31, 1999. The increase in revenue was primarily due to an increase in the number of clients served during the year as well as an increase in overall client spending on our core services and other services such as the Strategic Partnership Program.

   Cost of revenue. Cost of revenue consists mainly of the costs of advertising space that we purchase from publishers' Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery and search engine optimization. Cost of revenue decreased to $63.4 million, or 70.8% of revenue, for the year ended December 31, 2001 from $155.5 million, or 79.9% of revenue, for the year ended December 31, 2000. The dollar decrease in cost of revenue was primarily due to decreases in the volume of advertising space we purchased. The percentage decrease in cost of revenue was primarily due to increased revenue contribution from higher margin products such as the Strategic Partnership Program and Customer Insight Group services, improved pricing in our core services, and an increase in revenue generated under net method contracts. Cost of revenue increased to $155.5 million, or 79.9% of revenue, for the year ended December 31, 2000 from $57.0 million, or 81.8% of revenue, for the year ended December 31, 1999. The dollar increase in cost of revenue was primarily due to increases in the volume of advertising space we purchased. The percentage decrease in cost of revenue was primarily due to increased revenue contribution from higher margin products such as the Strategic Partnership Program.

   Client support. Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees within our Agency Client Service teams as well as employees who support other functions such as the Strategic Partnership Program and Customer Insight Group. Client support expenses also include client service employees within our Atlas DMT division. Client support expenses decreased to $11.2 million, or 12.4% of revenue, for the year ended December 31, 2001 from $16.0 million, or 8.2% of revenue, for the year ended December 31, 2000. The dollar decreases in client support expenses were primarily due to the reductions in workforce completed during the year. The increases in client support expenses as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses. Client support expenses increased to $16.0 million, or 8.2% of revenue, for the year ended December 31, 2000 from $4.9 million, or 7.0% of revenue, for the year ended December 31, 1999. The increases in client support expenses were primarily due to the increase in the number of our Client Service teams throughout the year 2000, which was in response to the increase in the number of clients served, and expenses relating to our international operations.

   Product development. Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing our Atlas(TM) Digital Marketing Suite for marketing to external clients. Product development expenses decreased to $12.1 million, or 13.5% of revenue, for the year ended December 31, 2001 from $12.5 million, or 6.4% of revenue, for the year ended December 31, 2000. The dollar decreases in product development expenses were primarily due to the reductions in workforce completed during the year partially offset by the increases in the number of personnel used to develop our Atlas Digital Marketing Suite. The increases in product development expenses as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses. Product development expenses increased to $12.5 million, or 6.4% of revenue, for the year ended December 31, 2000 from $2.3 million, or 3.3% of revenue, for the year ended December 31, 1999. The increases in product development expenses were primarily due to increases in the number of personnel in product and software development of our Atlas(TM) Digital Marketing Suite as well as other product development and research and development efforts.

   Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses decreased to $23.5 million, or 26.3% of revenue, for the year ended December 31, 2001 from $30.1 million, or 15.5% of revenue, for the year ended December 31, 2000. The dollar decrease in selling, general and administrative expenses was primarily due to a decrease in personnel expenses as a result of the reductions in workforce completed during the year, partially offset by increases in legal and rent expenses. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to our revenue decreasing at a faster rate than our expenses. Selling, general and administrative expenses increased to $30.1 million, or 15.5% of revenue, for the year ended December 31, 2000 from $11.8 million, or 16.9% of revenue, for the year ended December 31, 1999. The dollar increase in selling, general and administrative expenses was primarily due to increases in the number of personnel as well as increases in the amount of sales commissions and marketing expenses. Selling, general, and administrative expenses as a percentage of revenue decreased as a result of revenues growing at a faster rate than expenses.

   Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment increased to $5.6 million, or 6.2% of revenue, for the year ended December 31, 2001 from $4.2 million, or 2.2% of revenue, for the year ended December 31, 2000. The dollar increase was primarily due to purchases of assets during 2000 and 2001. The increase in depreciation and amortization of property and equipment as a percentage of revenue was primarily due to our revenue decreasing at a faster rate than our expenses. Depreciation and amortization of property and equipment increased to $4.2 million, or 2.2% of revenue, for the year ended December 31, 2000 from $853,000, or 1.2% of revenue, for the year ended December 31, 1999. The dollar and percentage increases were primarily due to purchases of production equipment for operations and computer equipment as a result of increased personnel.

   Amortization of intangible assets. Amortization of intangible assets relates to the customer base and workforce assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Amortization of intangible assets was $2.0 million, or 2.2% of revenue, for the year ended December 31, 2001 and $2.0 million, or 1.0% of revenue, for the year ended December 31, 2000. The increases in amortization of intangible assets as a percentage of revenue were primarily due to our revenue decreasing at a faster rate than our expenses. Amortization of intangible assets increased to $2.0 million, or 1.0% of revenue, for the year ended December 31, 2000 from $651,000, or 0.9% of revenue, for the year ended December 31, 1999. The increase was primarily due to a full year of amortization associated with the Avenue A/NYC LLC acquisition. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for us on January 1, 2002). As a result of SFAS No. 142, we will no longer amortize intangible assets related to the Avenue A/NYC LLC acquisition beginning January 1, 2002. Additionally, we will assess impairment of the unamortized balance under the new guidelines of SFAS No. 142. Depending on the results of the impairment assessment, the Company may be required to record a charge for the adoption of SFAS No. 142 in 2002.

   Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $10.9 million, or 12.2% of revenue, for the year ended December 31, 2001 from $25.6 million, or 13.2% of revenue, for the year ended December 31, 2000. The dollar decreases were primarily related to the decrease in deferred stock compensation due to the Company's use of the accelerated method of amortization for its employee stock compensation arrangements plus the reversal of balances of unamortized stock based compensation as a result of employee terminations. Amortization of deferred stock compensation increased to $25.6 million, or 13.2% of revenue, for the year ended December 31, 2000 from $4.7 million, or 6.7% of revenue, for the year ended December 31, 1999. The increase was primarily due to a full year of amortization related to deferred stock compensation of $27.4 million recorded in 1999 as well as amortization on additional deferred stock compensation of $24.2 million recorded in 2000.

   Impairment of fixed assets. Impairment of fixed assets consists of a write down of fixed assets that are no longer in use by us recorded pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). Impairment charges related to fixed assets for the year ended December 31, 2001 were $1.0 million, or 1.2% of revenue. There were no such charges for the corresponding periods of the previous fiscal years.

   Corporate restructuring charges. Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction programs initiated during January 2001 and May 2001 when we terminated approximately 70 and 75 employees, respectively. Corporate restructuring charges for the year ended December 31, 2001 were $3.7 million or 4.1% of revenue. These charges included $3.0 million relating to employee severance and benefits for terminated employees and $514,000 related to existing lease agreements for office space that is no longer in use and other liabilities for which there are contractual obligations. These charges also included $174,000 related to fixed asset impairments recorded pursuant to SFAS No. 121. There were no such charges for the corresponding periods of the previous fiscal years.

   Interest income, net. Net interest income consists of earnings on our cash, cash equivalents, and short-term investments. Net interest income decreased to $6.3 million, or 7.0% of revenue, for the year ended December 31, 2001 from $7.4 million, or 3.8% of revenue, for the year ended December 31, 2000. The dollar decreases in net interest income were due to lower invested balances as a result of cash used and lower returns on our invested funds. The percentage increases in net interest income were due to decreases in revenue. Net interest income increased to $7.4 million, or 3.8% of revenue, for the year ended December 31, 2000 from $554,000, or 0.8% of revenue, for the year ended December 31, 1999. The increase in net interest income was primarily due to higher invested cash balances resulting from our initial public offering of common stock, which was completed during the first quarter of 2000.

   Other income (expense), net. Net other income (expense) consists of non-recurring miscellaneous income and expense transactions. During the years ended December 31, 2001 and 2000, we recorded net other income of $96,000 and $964,000, respectively. There was no "net other income (expense)" recorded during the year ended December 31, 1999.

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

   In addition, we do not expect a near-term strengthening in advertising spending in 2002, either offline or online, because of continued weakness in the economy. We believe that we can grow our business in 2002 without making significant additions to our operating expenses or capital purchases.

Provision for Income Taxes

   As of December 31, 2001, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $58.8 million, and research and development tax credit carryforwards of approximately $340,000, which, if not utilized, begin to expire in 2018. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of specified events, including significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits, totaling approximately $24.9 million as of December 31, 2001. We have recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Liquidity and Capital Resources

   Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

   As of December 31, 2001, we had cash and cash equivalents of $30.8 million and short-term investments of $86.9 million. We have a $6.0 million equipment term loan facility with a bank, of which $3.6 million is outstanding as of December 31, 2001.

   Net cash used in operating activities was $14.0 million and $16.0 million in 2001 and 2000, respectively. Net cash provided by operating activities was $2.9 million in 1999.

   Net cash provided by investing activities was $7.4 million in 2001. Net cash used in investing activities was $98.7 million and $19.0 million in 2000 and 1999, respectively. Net cash provided by investing activities was primarily related to net proceeds from the sale of marketable securities, offset by purchases of computer equipment to expand our ad serving capacity, support research and development activities, and to equip employees hired during that period. Net cash used in investing activities in 1999 included the purchase of Avenue A/NYC LLC.

   Net cash used in financing activities was $1.5 million in 2001. Net cash provided by financing activities was $142.7 million and $26.3 million in 2000 and 1999, respectively. Net cash provided by financing activities was primarily related to proceeds from sales of securities, including our initial public offering of common stock.

   As of December 31, 2001, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2006, and a note payable to a bank, which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

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

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for us on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. As a result of SFAS No. 142, we will no longer amortize intangible assets related to the Avenue A/NYC LLC acquisition. We are currently in the process of evaluating any further financial statement impact of adoption of SFAS No. 142.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, investment-grade debt securities issued by corporations and U.S. government bonds. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We also believe that we are not subject to any material market risk exposure with respect to any foreign currency or other derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplementary data are included beginning on page F-1 of this Report:

                                AVENUE A, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       Report of Independent Public Accountants....................  F-2

       Consolidated Balance Sheets.................................  F-3

       Consolidated Statements of Operations and Comprehensive Loss  F-4

       Consolidated Statements of Shareholders' Equity.............  F-5

       Consolidated Statements of Cash Flows.......................  F-6

       Notes to Consolidated Financial Statements..................  F-7

       Report of Independent Public Accountants on Schedule........ F-22

       Schedule II--Valuation and Qualifying Accounts.............. F-23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Avenue A, Inc.:

   We have audited the accompanying consolidated balance sheets of Avenue A, Inc. (a Washington corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avenue A, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ARTHUR ANDERSEN LLP

Seattle, Washington
January 24, 2002

                                AVENUE A, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands except per share amounts)

                                                                                        December 31,
                                                                                     ------------------
                                                                                       2001      2000
                                                                                     --------  --------
                                      ASSETS
                                      ------
Current assets:
   Cash and cash equivalents........................................................ $ 30,821  $ 38,888
   Short-term investments...........................................................   86,933    95,257
   Accounts receivable, net of allowance of $1,234 and $3,616 in 2001 and 2000,
     respectively...................................................................   16,127    39,343
   Other receivables................................................................    1,369     1,824
   Prepaid expenses and other current assets........................................      242       716
                                                                                     --------  --------
       Total current assets.........................................................  135,492   176,028
Property and equipment, net.........................................................    6,664    13,087
Intangible assets, net..............................................................    1,330     3,519
Other assets........................................................................    1,325     5,671
                                                                                     --------  --------
       Total assets................................................................. $144,811  $198,305
                                                                                     ========  ========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
   Accounts payable................................................................. $ 16,769  $ 42,449
   Accrued liabilities..............................................................    8,679     6,215
   Notes payable, current portion...................................................    2,000     2,000
   Deferred revenue.................................................................      488     1,084
                                                                                     --------  --------
       Total current liabilities....................................................   27,936    51,748
Notes payable, less current portion.................................................    1,555     3,556
                                                                                     --------  --------
       Total liabilities............................................................   29,491    55,304
                                                                                     --------  --------

Shareholders' equity:
   Convertible preferred stock, $0.01 par value; 37,500 shares authorized; 0 shares
     issued and outstanding at December 31, 2001 and 2000...........................       --        --
   Common stock, $0.01 par value; 200,000 shares authorized; 58,413 and 58,139
     shares issued and outstanding at December 31, 2001 and 2000, respectively......      584       581
   Paid-in capital..................................................................  216,884   222,901
   Deferred stock compensation......................................................   (4,063)  (21,566)
   Subscriptions receivable.........................................................     (548)     (941)
   Accumulated deficit..............................................................  (98,173)  (58,189)
   Accumulated other comprehensive income...........................................      636       215
                                                                                     --------  --------
       Total shareholders' equity...................................................  115,320   143,001
                                                                                     --------  --------
       Total liabilities and shareholders' equity................................... $144,811  $198,305
                                                                                     ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                AVENUE A, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                    (in thousands except per share amounts)

                                                                      Year Ended December 31,
                                                                   ----------------------------
                                                                     2001      2000      1999
                                                                   --------  --------  --------
Revenue........................................................... $ 89,611  $194,665  $ 69,695
Expenses:
   Cost of revenue................................................   63,419   155,451    56,979
   Client support (excluding amortization of deferred stock
     compensation of $5,723, $13,456, and $2,533, respectively)...   11,170    15,965     4,891
   Product development (excluding amortization of deferred stock
     compensation of $2,897, $6,811, and $1,240, respectively)....   12,129    12,542     2,297
   Selling, general and administrative (excluding amortization of deferred stock compensation of $2,279, $5,357, and $908,
     respectively)................................................   23,535    30,144    11,790
   Depreciation and amortization of property and equipment........    5,600     4,201       853
   Amortization of intangible assets..............................    2,002     2,024       651
   Amortization of deferred stock compensation....................   10,899    25,624     4,681
   Impairment of fixed assets.....................................    1,040        --        --
   Corporate restructuring charges................................    3,666        --        --
                                                                   --------  --------  --------
       Total expenses.............................................  133,460   245,951    82,142
                                                                   --------  --------  --------
Loss from operations..............................................  (43,849)  (51,286)  (12,447)
Interest income, net..............................................    6,269     7,393       554
Other income, net.................................................       96       964        --
Impairment of cost-basis investment...............................    2,500        --        --
                                                                   --------  --------  --------
Net loss.......................................................... $(39,984) $(42,929) $(11,893)
                                                                   ========  ========  ========
Basic and diluted loss per share.................................. $  (0.70) $  (0.86) $  (0.61)
                                                                   ========  ========  ========
Shares used in computing basic and diluted loss per share.........   57,229    49,707    19,428
                                                                   ========  ========  ========
Comprehensive loss:
   Net loss....................................................... $(39,984) $(42,929) $(11,893)
   Items of comprehensive income (loss)...........................      421       238       (23)
                                                                   --------  --------  --------
       Comprehensive loss......................................... $(39,563) $(42,691) $(11,916)
                                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                AVENUE A, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                    Convertible
                                                                  preferred stock      Common stock                Deferred
                                                                ------------------  -----------------  Paid-in      stock
                                                                  Shares     Amount   Shares    Amount capital   compensation
                                                                -----------  ------ ----------  ------ --------  ------------
BALANCES, December 31, 1998....................................   3,998,474  $  40  18,059,700   $181  $  4,156    $     --
Issuance of preferred stock, net of offering costs of $170.....  12,417,624    124          --     --    21,755          --
Deferred stock compensation related to stock options...........          --     --          --     --    27,351     (27,351)
Amortization of deferred stock compensation....................          --     --          --     --        --       4,681
Issuance of common stock in connection with the Avenue A/NYC
 LLC acquisition...............................................          --     --     750,000      8     2,492          --
Issuance of common stock.......................................          --     --      83,266      1       166          --
Issuance of common stock options to consultants................          --     --          --     --       153          --
Exercise of common stock options...............................          --     --   6,228,169     61     4,374          --
Unrealized loss on available for sale investments..............          --     --          --     --        --          --
Net loss.......................................................          --     --          --     --        --          --
                                                                -----------  -----  ----------   ----  --------    --------
BALANCES, December 31, 1999....................................  16,416,098    164  25,121,135    251    60,447     (22,670)
Conversion of preferred stock.................................. (16,416,098)  (164) 24,624,148    246       (82)         --
Deferred stock compensation related to stock options...........          --     --          --     --    24,168     (24,168)
Amortization of deferred stock compensation....................          --     --          --     --        --      25,272
Issuance of common stock, net of offering costs of $12,418.....          --     --   6,037,500     60   132,482          --
Exercise of common stock warrant...............................          --     --     677,710      7       368          --
Exercise of common stock options, net..........................          --     --   1,553,134     16     4,451          --
Issuance of common stock--Employee Stock Purchase Plan.........          --     --     125,780      1     1,067          --
Unrealized gain on available for sale investments..............          --     --          --     --        --          --
Cumulative foreign currency translation........................          --     --          --     --        --          --
Net loss.......................................................          --     --          --     --        --          --
                                                                -----------  -----  ----------   ----  --------    --------
BALANCES, December 31, 2000....................................          --     --  58,139,407    581   222,901     (21,566)
Repurchase of restricted stock.................................          --     --    (328,703)    (3)     (219)         --
Reduction of deferred stock compensation--employee terminations          --     --          --     --    (6,210)      6,210
Reversal of amortization of deferred compensation..............          --     --          --     --      (394)         --
Amortization of deferred stock compensation....................          --     --          --     --        --      11,293
Compensation expense due to vesting accelerations..............          --     --          --     --       123          --
Repayment of subscriptions receivable..........................          --     --          --     --        --          --
Conversion of subscriptions receivable.........................          --     --          --     --        --          --
Exercise of common stock options...............................          --     --     351,784      4       227          --
Issuance of common stock--Employee Stock Purchase Plan.........          --     --     250,868      2       456          --
Unrealized gain on available for sale investments..............          --     --          --     --        --          --
Cumulative foreign currency translation........................          --     --          --     --        --          --
Net loss.......................................................          --     --          --     --        --          --
                                                                -----------  -----  ----------   ----  --------    --------
BALANCES, December 31, 2001....................................          --  $  --  58,413,356   $584  $216,884    $ (4,063)
                                                                ===========  =====  ==========   ====  ========    ========

                                                                                           Accumulated
                                                                                              other         Total
                                                                Subscriptions Accumulated comprehensive shareholders'
                                                                 receivable     deficit   income (loss)    equity
                                                                ------------- ----------- ------------- -------------
BALANCES, December 31, 1998....................................     $  --      $ (3,367)      $ --        $  1,010
Issuance of preferred stock, net of offering costs of $170.....        --            --         --          21,879
Deferred stock compensation related to stock options...........        --            --         --              --
Amortization of deferred stock compensation....................        --            --         --           4,681
Issuance of common stock in connection with the Avenue A/NYC
 LLC acquisition...............................................        --            --         --           2,500
Issuance of common stock.......................................        --            --         --             167
Issuance of common stock options to consultants................        --            --         --             153
Exercise of common stock options...............................      (965)           --         --           3,470
Unrealized loss on available for sale investments..............        --            --        (23)            (23)
Net loss.......................................................        --       (11,893)        --         (11,893)
                                                                    -----      --------       ----        --------
BALANCES, December 31, 1999....................................      (965)      (15,260)       (23)         21,944
Conversion of preferred stock..................................        --            --         --              --
Deferred stock compensation related to stock options...........        --            --         --              --
Amortization of deferred stock compensation....................        --            --         --          25,272
Issuance of common stock, net of offering costs of $12,418.....        --            --         --         132,542
Exercise of common stock warrant...............................        --            --         --             375
Exercise of common stock options, net..........................        24            --         --           4,491
Issuance of common stock--Employee Stock Purchase Plan.........        --            --         --           1,068
Unrealized gain on available for sale investments..............        --            --        306             306
Cumulative foreign currency translation........................        --            --        (68)            (68)
Net loss.......................................................        --       (42,929)        --         (42,929)
                                                                    -----      --------       ----        --------
BALANCES, December 31, 2000....................................      (941)      (58,189)       215         143,001
Repurchase of restricted stock.................................        --            --         --            (222)
Reduction of deferred stock compensation--employee terminations        --            --         --              --
Reversal of amortization of deferred compensation..............        --            --         --            (394)
Amortization of deferred stock compensation....................        --            --         --          11,293
Compensation expense due to vesting accelerations..............        --            --         --             123
Repayment of subscriptions receivable..........................        76            --         --              76
Conversion of subscriptions receivable.........................       317            --         --             317
Exercise of common stock options...............................        --            --         --             231
Issuance of common stock--Employee Stock Purchase Plan.........        --            --         --             458
Unrealized gain on available for sale investments..............        --            --        435             435
Cumulative foreign currency translation........................        --            --        (14)            (14)
Net loss.......................................................        --       (39,984)        --         (39,984)
                                                                    -----      --------       ----        --------
BALANCES, December 31, 2001....................................     $(548)     $(98,173)      $636        $115,320
                                                                    =====      ========       ====        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                AVENUE A, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 Year Ended December 31,
                                                                              -----------------------------
                                                                                2001      2000       1999
                                                                              --------  ---------  --------
Cash flows from operating activities:
Net loss..................................................................... $(39,984) $ (42,929) $(11,893)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities--
   Depreciation and amortization.............................................    7,602      6,225     1,504
   Amortization of deferred stock compensation...............................   10,899     25,272     4,681
   Non-cash compensation expense.............................................      441        352       320
   Loss on disposal of fixed assets..........................................       --         71        --
   Impairment of cost-basis investments and long-lived assets................    4,823         --        --
   Changes in assets and liabilities:
     Accounts receivable.....................................................   23,216    (11,048)  (25,368)
     Other receivables, prepaid expenses and other current assets............      929     (2,204)     (326)
     Other assets............................................................    1,846     (2,322)     (799)
     Accounts payable........................................................  (25,680)     6,374    32,126
     Accrued expenses........................................................    2,464      3,149     2,848
     Deferred revenue........................................................     (596)     1,064      (208)
                                                                              --------  ---------  --------
       Net cash (used in) provided by operating activities...................  (14,040)   (15,996)    2,885
                                                                              --------  ---------  --------
Cash flows from investing activities:
Purchases of property and equipment..........................................   (1,208)   (12,733)   (4,439)
Purchases of marketable securities...........................................  (86,056)  (118,778)  (13,887)
Proceeds from sale of marketable securities..................................   94,670     35,597     2,084
Purchases of other assets....................................................       --     (2,822)       --
Purchase of Avenue A/NYC LLC.................................................       --         --    (3,601)
Cash acquired in Avenue A/NYC LLC acquisition................................       --         --       812
                                                                              --------  ---------  --------
       Net cash provided by (used in) investing activities...................    7,406    (98,736)  (19,031)
                                                                              --------  ---------  --------
Cash flows from financing activities:
Proceeds from notes payable..................................................       --      5,000     1,000
Payments on notes payable....................................................   (2,001)      (430)      (14)
Proceeds from issuance of common stock and exercises of common stock
  options, net...............................................................      466    138,125     3,472
Proceeds from subscriptions receivable.......................................       76         --        --
Proceeds from issuance of convertible preferred stock, net...................       --         --    21,879
Payments to affiliate, net...................................................       --         --       (76)
                                                                              --------  ---------  --------
Net cash (used in) provided by financing activities..........................   (1,459)   142,695    26,261
                                                                              --------  ---------  --------
Effect of exchange rate changes on cash......................................       26        (37)       --
Net increase in cash and cash equivalents....................................   (8,067)    27,926    10,115
Cash and cash equivalents, beginning of period...............................   38,888     10,962       847
                                                                              --------  ---------  --------
Cash and cash equivalents, end of period..................................... $ 30,821  $  38,888  $ 10,962
                                                                              ========  =========  ========
Supplemental disclosure of cash flow information:
Common stock issued in Avenue A/NYC LLC acquisition.......................... $     --  $      --  $  2,500
                                                                              ========  =========  ========
Subscriptions receivable..................................................... $   (393) $     (24) $    965
                                                                              ========  =========  ========
Deferred stock compensation.................................................. $     --  $  24,168  $ 27,351
                                                                              ========  =========  ========
Cash paid for interest....................................................... $    353  $     296  $     --
                                                                              ========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                AVENUE A, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)

1.  Organization and Operations of the Company

   Avenue A, Inc. (the Company) and its subsidiaries, including Avenue A/NYC LLC (formerly iballs LLC), provides digital marketing services and technology to businesses. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company's headquarters are located in Seattle.

   In 2000, the Company commenced international operations and opened offices in Europe. As part of restructuring programs initiated during January 2001 and May 2001, the Company terminated employees in international offices and substantially completed the closure of international offices as of December 31, 2001.

   Effective January 1, 2001, the Company established two operating divisions:
Avenue A and Atlas DMT. Avenue A is an interactive advertising agency that provides clients with a service and technology offering that includes web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, and search engine optimization. Atlas DMT provides the Atlas Digital Marketing Suite, a digital marketing management system, to traditional and interactive agencies, as well as in-house media buyers.

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

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


  Investments

   The Company's short-term investments consist primarily of investment-grade marketable securities, which are classified as available for sale and recorded at fair value. Investments with maturities of less than one year are considered short-term and are carried at fair value. At December 31, 2001 and 2000, substantially all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of shareholders' equity. The Company also has a minority investment included in other assets on the Company's balance sheet and carried at cost, which was converted to an investment in a public company that is carried at fair market value. The Company monitors its investments for permanent impairment and makes appropriate reductions in carrying values when necessary.

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

  Intangible Assets

   Intangible assets include identifiable intangible assets purchased by the Company, primarily in connection with the Avenue A/NYC LLC acquisition. Intangible assets are presented net of related accumulated amortization and are being amortized over three years.

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


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

  Software Capitalization

   The Company follows the provisions outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" related to the treatment of costs. In situations where the Company's internal use software is complete and a decision to market the software is subsequently made, proceeds received from the license of such software, net of direct incremental costs of marketing would be applied against the carrying amount of the software until the basis of the software has been reduced to zero. Subsequent proceeds would be recognized as revenue when earned. Any subsequent development of internal software would be subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires capitalization of software development costs upon establishment of technological feasibility of the product.

  Subscriptions Receivable

   In conjunction with the exercise of certain stock options by several executives of the Company, the Company received full recourse promissory notes in the amount of approximately $965 at December 31, 1999. At December 31, 2001 and 2000, $548 and $941, respectively, were outstanding under the notes.

  Revenue Recognition

   The Company generates revenue by providing technology-based Internet advertising services to businesses. The Company's core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. The Company also generates revenue through the Strategic Partnership Program which manages longer term exclusive or complex partnerships between the Company's clients and Web sites or advertising networks; the Customer Insight Group which develops and maintains an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future; LifeCycle E-mail Service which delivers targeted emails to specific customer segments; and the Customer Targeting Program which delivers tailored advertisements to the browsers of users which have previously visited clients' Web sites.

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

   In accordance with EITF 99-19, the majority of the Company's revenue is recognized under the gross method, which consists of the gross value of the Company's billings to the Company's clients and includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)

sells the purchased space to the Company's clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. The Company also recognizes revenue for certain contracts under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company's client that is party to the contract is ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered, which includes the Company's core services, the Strategic Partnership Program, and Customer Targeting. The LifeCycle E-mail and Search Engine Optimization Programs are volume based, and revenue is generally recognized when impressions are delivered. Vital Signs is a monthly subscription-based service, and revenue is recognized for each month that the subscription is provided. Revenue is generally recognized for our Customer Insight services under the percentage of completion method of accounting. It is the Company's policy to recognize any loss on services as soon as management estimates indicate a loss will occur consistent with the guidance in Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." In addition, the Company recognizes revenue for the Atlas Digital Marketing Suite based on usage of the system. Revenue recognized under gross and net method contracts for the three years ended December 31, are as follows:

                                    2001     2000    1999
                                   ------- -------- -------
                     Gross revenue $81,189 $188,116 $67,074
                     Net revenue..   8,422    6,549   2,621
                                   ------- -------- -------
                     Total revenue $89,611 $194,665 $69,695
                                   ======= ======== =======

   Revenue is deferred in cases where the Company has not yet earned advertising revenue due to billing the customer or receiving payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

   Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

   The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

                                       December 31,
                                      -------------
                                      2001 2000 1999
                                      ---- ---- ----
                           Customer A  17%   *    *
                           Customer B  11%   *   11%
                           Customer C  10%   *   11%
                           Customer D   *   11%  15%
                           Customer E   *    *   17%

--------
* Less than 10%

  Computation of Basic and Diluted Net Loss Per Share

   Historical net loss per share has been calculated under SFAS No. 128 "Earnings per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. No

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)

diluted loss per share information has been presented in the accompanying consolidated statements of operations and comprehensive loss since potential common shares from conversion of preferred stock, stock options, and warrants are antidilutive.

  Income Taxes

   The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets, liabilities and tax carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

  Cost of Revenue, Client Support, and Product Development

   Cost of revenue consists mainly of the costs of advertising space that the Company purchases from publisher's Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery and search engine optimization.

   Client support expenses consist primarily of salaries and related expenses for client service personnel. These include employees within Agency Client Service teams as well as employees who support other functions such as the Strategic Partnership Program and Customer Insight Group. Client support expenses also include client service employees within the Atlas DMT division.

   Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing the Atlas(TM) Digital Marketing Suite for marketing to external clients.

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

  Comprehensive Income

   In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires companies to report a new, additional measure of income on statement of operations or to create a new financial statement that shows the new measure of income. Comprehensive income includes foreign currency translation gains and losses and unrealized gains on equity securities classified as available for sale by the Company that have been previously excluded from net income and reflected instead in equity.

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


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

3.  Acquisition

   Effective September 2, 1999, the Company acquired Avenue A/NYC LLC (formerly iballs), a New York based, full service interactive media planning and buying company. In connection with the acquisition, the Company issued 750,000 shares of common stock and paid $3,500 in cash in exchange for all of the outstanding members' equity. The fair value of the common stock issued in the acquisition, for accounting purposes, was approximately $2,500. The Company also incurred $101 in acquisition costs, for a total purchase price of $6,101. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Avenue A/NYC LLC have been included in the consolidated financial statements commencing on the date of acquisition. The excess of the purchase price over the value of the net assets acquired of approximately $5,872 was allocated to customer base and skilled workforce, which is being amortized on a straight-line basis over a useful life of three years.

   In connection with the acquisition, net assets acquired were as follows:

          Cash, receivables and other current assets......... $ 2,194
          Property and equipment, and other noncurrent assets      74
          Current liabilities................................  (2,039)
                                                              -------
                                                              $   229
                                                              =======

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


4.  Property and Equipment

   As of December 31, 2001 and 2000, property and equipment consisted of the following:

                                                         December 31,
                                                       ----------------
                                                        2001     2000
                                                       -------  -------
       Computer equipment............................. $11,976  $14,091
       Furniture and fixtures.........................     533    1,155
       Software costs.................................   1,900    1,633
       Leasehold improvements.........................   1,323    1,379
                                                       -------  -------
                                                        15,732   18,258
       Less: Accumulated depreciation and amortization  (9,068)  (5,171)
                                                       -------  -------
                                                       $ 6,664  $13,087
                                                       =======  =======

5.  Intangible Assets

   As of December 31, 2001 and 2000, intangible assets consisted of the following:

                                                 December 31,
                                               ----------------
                                                2001     2000
                                               -------  -------
                Customer base................. $ 5,745  $ 5,745
                Skilled workforce.............     127      127
                Other.........................     113      322
                                               -------  -------
                                                 5,985    6,194
                Less: Accumulated amortization  (4,655)  (2,675)
                                               -------  -------
                                               $ 1,330  $ 3,519
                                               =======  =======

6.  Federal Income Taxes

   The Company did not provide any current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception, and has provided full valuation allowances on deferred tax assets because of uncertainty regarding their realizability.

   The difference between the statutory federal tax rate of 35% and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.

   At December 31, 2001, the Company had net operating loss carryforwards of approximately $58,800 related to U.S federal and state jurisdictions. The valuation allowance increased by approximately $8,970, $10,876 and $4,000, respectively for the three years ended December 31, 2001. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Series C preferred financing transaction in 1999. The Company's use of losses is limited to approximately $1,800 per year on net operating losses incurred prior to May 1999. These carryforwards will begin to expire at various times commencing in 2018.

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows:

                                                          Year Ended
                                                         December 31,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
      Deferred tax assets:
         Net operating loss carryforwards............ $ 20,575  $ 12,501
         Allowance for doubtful accounts.............      432     1,267
         Property and equipment......................      175        --
         Other.......................................    3,755     2,506
                                                      --------  --------
             Total deferred tax assets...............   24,937    16,274
      Deferred tax liabilities:
         Property and equipment......................       --      (307)
         Valuation allowance for deferred tax assets.  (24,937)  (15,967)
                                                      --------  --------
             Net deferred taxes...................... $     --  $     --
                                                      ========  ========

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

  Deferred Stock Compensation

   In connection with the grant of certain stock options to employees and consultants during the years ended December 31, 2001 and 2000, respectively, the Company recorded deferred stock compensation of $0 and $24,168, respectively, representing the difference between the fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders' equity and amortized, in accordance with Financial Accounting Standards Board Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). Under this method, approximately 52% of the Deferred Stock Compensation is recognized in the first 12 months, 27% in the second 12 months, 15% in the third 12 months and 6% in the fourth 12 months.

   During the years ended December 31, 2001 and 2000, the Company amortized $10,899 and $25,272, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


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

  Reserved for Future Issuance

   The following shares of common stock have been reserved for future issuance as of December 31, 2001:

Employee stock options outstanding under the Plans................... 13,754,942
Employee stock options outstanding outside the Plans.................    450,000
Employee stock options available for grant under the Plans...........  5,246,910
Employee stock options available for grant outside of the Plans......    562,500
Employee stock purchase plan.........................................    373,352
                                                                      ----------
                                                                      20,387,704
                                                                      ==========

8.  Stock Option and Employee Stock Purchase Plans

  Stock Option Plans

   The Company's stock option plans consist of the 1998 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 2000 Stock Incentive Compensation Plan (the Plans). Shares reserved under the Plans consist of 1,261,566 shares in the 2000 Stock Incentive Compensation Plan, 9,226,581 shares in the 1999 Stock Incentive Compensation Plan, and 15,525,000 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. The Company's Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of the Company's common stock at the date of grant.

   Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the options and the right of exercise may not exceed 10 years from the date of grant. The stock options typically vest 20% in the first year and ratably over the following 12 quarters. The 1998 and 2000 Plans permit the exercise of unvested options. Unvested common stock purchased under the

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)

1998 and 2000 Plans may be subject to repurchase by the Company at the option exercise price in the event of termination of employment. At December 31, 2001, 407,078 of the shares acquired under the Plan were subject to the Company's repurchase rights.

   Option activity under the Plans was as follows:

                                                            Weighted  Weighted
                                     Options                Average   Average
                                    Available     Options   Exercise Grant Date
                                    for Grant   Outstanding  Price   Fair Value
                                    ----------  ----------- -------- ----------
 Balances, December 31, 1998.......    511,425   4,678,875   $ .14
    Authorized..................... 10,275,000          --
    Granted........................ (8,829,389)  8,829,389   $1.87     $ 1.87
    Exercised......................         --  (5,681,422)    .52
    Cancelled......................    653,757    (653,757)    .29
                                    ----------  ----------
 Balances, December 31, 1999.......  2,610,793   7,173,085   $1.95
    Authorized.....................  6,511,566          --
    Granted........................ (6,610,024)  6,610,024   $9.41     $13.78
    Exercised......................         --  (1,269,982)   2.40
    Cancelled......................  1,634,566  (1,634,566)   5.18
    Repurchased....................    253,686          --     .88
                                    ----------  ----------
 Balances, December 31, 2000.......  4,400,587  10,878,561   $5.59
    Authorized.....................  3,976,581          --
    Granted........................ (9,768,848)  9,768,848   $1.27     $ 1.11
    Exercised......................         --    (596,955)   0.46
    Cancelled......................  6,295,512  (6,295,512)   4.87
    Repurchased....................    343,078          --    0.65
                                    ----------  ----------
 Balances, December 31, 2001.......  5,246,910  13,754,942    3.21
                                    ==========  ==========

   The following information is provided for options outstanding and exercisable at December 31, 2001:

                                    Outstanding
                              -----------------------
                                           Weighted
                                           Average
                                          Remaining   Exercisable
                              Number of  Contractual   Number of
               Exercise Price  Options   Life (Years)   Options
               -------------- ---------- ------------ -----------
               $ .07 to  1.11    705,071     8.26        325,999
                1.14 to  1.14  2,413,600     9.41        979,824
                1.25 to  1.25  2,153,475     9.15              0
                1.26 to  1.37  1,824,072     7.97      1,571,572
                1.41 to  1.49  2,505,014     9.97          6,000
                1.67 to  7.94  1,913,567     8.13      1,462,724
                8.00 to  8.00  1,465,206     8.11      1,465,206
                8.01 to 34.50    774,937     8.35        396,427
                              ----------               ---------
                              13,754,942               6,207,752
                              ==========               =========

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


   The options outstanding at December 31, 2001 have a weighted average remaining contractual life of approximately 8.81 years. Of these options, 3,591,125 are fully vested and 6,207,752 are exercisable as of December 31, 2001 with exercise prices ranging from $0.07 to $34.50. In addition to the shares noted above, the Company has 450,000 options outstanding outside of the Plan at an exercise price of 1.67 to employees of Avenue A/NYC LLC as part of the acquisition completed during 1999.

  Employee Stock Purchase Plan

   In 1999, the Board of Directors and shareholders approved the adoption of the Company's 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has reserved a total of 750,000 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan will increase annually on the first day of the Company's fiscal year beginning in 2001 by an amount equal to the lesser of (i) 1,125,000 shares of common stock,
(ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. During 2001, employees purchased 250,868 shares under the 1999 Purchase Plan. As of December 31, 2001, there are 373,352 shares available for purchase under the 1999 Purchase Plan.

   The Company accounts for the Plans under APB 25 for which approximately $10,899, $25,624, and $4,681 has been recognized as compensation expense for the issuance of non-qualified stock options for the years ending December 31, 2001, 2000 and 1999 respectively. Had compensation expense for the Plans been determined consistent with SFAS 123, the Company's net loss would have been increased as follows:

                                                    December 31,
                                            ----------------------------
                                              2001      2000      1999
                                            --------  --------  --------
      Net Loss:
         As reported....................... $(39,984) $(42,929) $(11,893)
         Pro forma......................... $(49,007) $(66,247) $(12,011)
      Basic and Diluted Net Loss Per Share:
         As reported....................... $   (.70) $   (.86) $   (.61)
         Pro forma......................... $   (.86) $  (1.33) $   (.62)

   To determine compensation expense under SFAS 123, the Company used the following assumptions:

                                                      December 31,
                                              -----------------------------
                                                2001      2000      1999
                                              --------- --------- ---------
     Weighted average risk-free interest rate      4.56      5.85      5.62
     Expected lives.......................... 1-4 years 1-4 years 1-4 years
     Expected dividend yields................        --        --        --
     Expected volatility.....................      1.25      1.32        --

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


9.  Commitments and Contingencies

  Operating Leases

   The Company has various operating leases, including building and equipment that expire at various times through 2006. Future minimum lease payments as of December 31, 2001 are as follows:

                               2002...... $2,719
                               2003......  2,595
                               2004......  1,264
                               2005......  1,292
                               2006......  1,207
                               Thereafter     --
                                          ------
                                          $9,077
                                          ======

   Rent expense under operating leases totaled approximately $4,213, $2,945, and $601 for the years ended December 31, 2001, 2000 and 1999, respectively.

   The Company has multiple agreements with third parties to house the Company's ad serving equipment with terms ranging from approximately one to two years. For the year ended December 31, 2001 and 2000, total expense under these agreements approximated $1,054 and $1,043, respectively.

   The Company is currently the subject of three lawsuits concerning the collection and use of Internet user information and five lawsuits alleging violations of the federal securities laws in connection with disclosures contained in the Company's prospectus dated February 28, 2000, for its initial public offering of common stock. The Company believes all of these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding its collection and use of Internet user information or regarding alleged violations of the federal securities laws. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission, regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending class action lawsuits could seriously harm the Company's business. In addition, any future claim by a government entity or other third party against the Company regarding its collection and use of Internet user information or regarding alleged violations of the federal securities laws could seriously harm the Company's business.

10.  Related Party Transactions

  Promissory Notes

   During 2000, the Company advanced funds under full recourse promissory notes (the Notes) to certain officers and employees of the Company bearing interest rates ranging from 6.11% to 9.00%. As of December 31, 2000, the Company had recorded $2,534, under these Notes, which are included in Other Assets in the accompanying balance sheet. No additional funds were advanced during the year ending December 31, 2001. The majority of the principal repayments on the Notes are due in 2002. For the years ended December 31, 2001 and 2000, payments on the notes were $2,028 and $0, respectively. The loans are collateralized by 1,150,978 and 1,322,578 shares of Company's common stock as of December 31, 2001 and 2000, respectively.

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


11.  Earnings Per Share

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                                2001         2000         1999
                                                             -----------  -----------  -----------
Net loss (numerator for basic and diluted).................. $   (39,984) $   (42,929) $   (11,893)
                                                             ===========  ===========  ===========
Shares (denominator for basic and diluted):
 Gross weighted average common shares outstanding...........  58,147,056   52,832,161   20,536,376
   Less:
     Weighted average common shares subject to repurchase...     917,663    3,124,895    1,108,342
                                                             -----------  -----------  -----------
Shares used in computation..................................  57,229,393   49,707,266   19,428,034
                                                             ===========  ===========  ===========
Basic and diluted net loss per share........................ $      (.70) $      (.86) $      (.61)
                                                             ===========  ===========  ===========

   At December 31, 2001, 2000 and 1999, options to purchase 14,204,942 (including 450,000 options outstanding outside of the Plans), 11,578,561 (including 700,000 options outstanding outside of the Plans) and 7,173,085 shares of common stock, respectively, and 407,078, 1,798,549 and 3,147,285 shares of common stock subject to repurchase rights, respectively, were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive. Additionally, at December 31, 1999, warrants to purchase 677,710 shares of common stock and 16,416,098 shares of convertible preferred stock convertible into 24,624,148 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

12.  Notes Payable

   During November and December 1999, the Company borrowed a total of $1,000 under an equipment term loan facility. Interest is accrued on the outstanding balance at a per annum rate of one percentage point above the Prime Rate. During July 2000, the Company borrowed an additional $5,000. Interest is accrued on the outstanding balance at the Prime Rate. The loans are secured by the equipment and are payable in monthly installments of principal and interest of approximately $186. As of December 31, 2001, the interest rates on each note were 5.75% and 4.75%, respectively. The outstanding notes payable have negative and affirmative covenants with which the Company must comply. As of December 31, 2001, the Company was in compliance with the covenants.

   Minimum principal payments are as follows:

       2002....................................................... $2,000
       2003.......................................................  1,555
                                                                   ------
                                                                   $3,555
                                                                   ======

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


13.  Segment Reporting

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changes the way companies report selected segment information in annual financial statements and requires companies to report selected segment information in interim financial reports to shareholders.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the two distinct business models of the Company's organizational structure established on January 1, 2001: Avenue A and Atlas DMT. Segment profitability excludes depreciation and amortization expenses, impairment of fixed assets, corporate restructuring charges, interest income, and other income as these items are centrally managed at the corporate level and not reviewed by the Company's chief operating decision maker. Reconciling items include corporate expense items and non-recurring charges, which are not allocated to operating segments. Segment information for the year ended December 31, 2001 is as follows:

                                 Avenue   Atlas   Reconciling
                                   A       DMT      Amounts    Total
                                 ------- -------  ----------- --------
         Revenue................ $89,572 $    39   $     --   $ 89,611
         Operating income (loss)   3,230  (7,305)   (39,774)   (43,849)

   The Company had no significant sales to international customers.

   Pursuant to SFAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company's assets are located in the United States as of December 31, 2001.

14.  Corporate Restructuring and Impairment Charges

  Restructurings and related impairments

   During January 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 70 employees. The Company recognized restructuring charges of $1,500, which included $1,100 relating to employee severance and benefits for terminated employees, all of which has been paid as of December 31, 2001, and $400 related to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, of which $298 has been paid as of December 31, 2001. The remaining amounts are included in the accrued liabilities in the accompanying consolidated balance sheet.

   During May 2001, the Company initiated a cost reduction program that resulted in the termination of approximately an additional 75 employees. The Company recognized restructuring charges of $2,166, which included $1,877 relating to employee severance and benefits for terminated employees, of which $1,776 had been paid as of December 31, 2001, and $114 related to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, all of which has been paid as of December 31, 2001. The remaining amounts are included in the accrued liabilities in the accompanying consolidated balance sheet. The restructuring charge also includes the write-down to fair value of certain impaired fixed assets of $174 pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).

                                AVENUE A, INC.

                               DECEMBER 31, 2001
               (in thousands except share and per share amounts)


  Impairment of cost-basis investment

   During the second quarter of 2001, the Company determined that its minority investment was permanently impaired relative to its carrying value. As a result, the Company recognized an impairment charge of $2,500, which is included as a component of non-operating income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2001. Permanent impairment in the Company's cost-basis investment was determined by examining the operations of the company and by reviewing recent valuations for the company and comparable companies. During the fourth quarter of 2001, the Company received shares of stock in a publicly traded company that purchased the company in which the Company had the minority investment. As a result, the Company recorded a minority investment related to the publicly traded company of approximately $50.

  Impairment of fixed assets

   During the third and fourth quarters of 2001, the Company recorded a write down of fixed assets that were no longer in use pursuant to SFAS 121. As a result, the Company recognized an impairment charge of $1,040, which is included as a component of operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2001.

15.  Selected Quarterly Financial Information (Unaudited)

                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
2001 Quarter Ended
Revenue........................... $ 24,150  $ 20,607    $ 20,419    $ 24,434
Loss from operations..............  (15,423)  (14,561)     (8,039)     (5,828)
Net loss..........................  (13,480)  (15,475)     (6,567)     (4,464)
Basic and diluted loss per share.. $   (.24) $   (.27)   $   (.11)   $   (.08)

2000 Quarter Ended
Revenue........................... $ 46,774  $ 52,436    $ 47,259    $ 48,195
Loss from operations..............   (9,969)  (12,874)    (14,300)    (14,143)
Net loss..........................   (9,260)   (9,577)    (12,174)    (11,917)
Basic and diluted loss per share.. $   (.25) $   (.18)   $   (.22)   $   (.21)

1999 Quarter Ended
Revenue........................... $  2,457  $ 11,490    $ 20,151    $ 35,597
Loss from operations..............   (1,454)   (1,390)     (2,741)     (6,862)
Net loss..........................   (1,432)   (1,278)     (2,540)     (6,643)
Basic and diluted loss per share.. $   (.08) $   (.07)   $   (.13)   $   (.33)

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders of Avenue A, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Avenue A, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 24, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/  ARTHUR ANDERSEN LLP

Seattle, Washington
January 24, 2002

                                                                    SCHEDULE II

                                AVENUE A, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at                       Balance
                                             Beginning                        at End
                Description                  of Period  Additions Deductions of Period
                -----------                  ---------- --------- ---------- ---------
2001:
Allowance deducted from accounts receivable:
   Allowance for doubtful accounts..........   $3,616     2,932     (5,314)   $1,234
                                               ------     -----     ------    ------
       Total................................   $3,616     2,932     (5,314)   $1,234
                                               ======     =====     ======    ======
2000:
Allowance deducted from accounts receivable:
   Allowance for doubtful accounts..........   $1,594     3,480     (1,458)   $3,616
                                               ------     -----     ------    ------
       Total................................   $1,594     3,480     (1,458)   $3,616
                                               ======     =====     ======    ======
1999:
Allowance deducted from accounts receivable:
   Allowance for doubtful accounts..........   $   70     1,564        (40)   $1,594
                                               ------     -----     ------    ------
       Total................................   $   70     1,564        (40)   $1,594
                                               ======     =====     ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

   Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2002, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of December 31, 2001, our fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

   Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2002, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2002, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2002, and is incorporated herein by reference.

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

      (3) Exhibits.

Exhibit
  No.                                           Description
  ---                                           -----------

  3.1   Restated Articles of Incorporation of the Company*

  3.2   Amended and Restated Bylaws of the Company**

 10.1   Form of Promissory Note between the Company and the executive officers listed on Schedule A thereto, dated October 8, 1999*

 10.2   Employment Agreement between the Company and Michael Cohen, dated September 2, 1999*

Exhibit
  No.                                              Description
-------                                            -----------

 10.3   Employment Agreement between the Company and Stephen D. Klein, dated September 2, 1999*

 10.4   Employment Agreement between the Company and Brian P. McAndrews, dated January 20, 2000*

 10.5   Employment Agreement between Avenue A, Inc. and James A. Warner, dated January 18, 2000**

 10.6   Employment Agreement between the Company and Michael Vernon, dated September 27, 2000***

 10.7   Employment Agreement between the Company and Michael T. Galgon, dated June 21, 2000***

 10.8   Employment Agreement between the Company and Jeffrey J. Miller, dated June 21, 2000***

 10.9   Pledge Agreement between the Company and Neve and Ann Savage, dated August 18, 2000***

 10.10  Loan Agreement between the Company and Neve and Ann Savage, dated August 18, 2000***

 10.11  Promissory Note issued by the Company to Neve and Ann Savage, dated August 18, 2000***

 10.12  Separation Agreement and General Release between the Company and Robert M. Littauer, dated
          October 11, 2000****

 10.13  Investors Rights Agreement between the Company and Voyager Capital Fund I, L.P., Voyager
          Capital Founders Fund, L.P., Oak Investment Partners VI, L.P., Kirlan Venture Partners II, L.P.,
          Norman H. Nie, Trustee, Norman H. Nie Revocable Trust dated 3/15/91, Media Partners, the
          Phoenix Partners IV Limited Partnership, R. Michael Leo and Insight Venture Associates LLC,
          dated May 4, 1999*

 10.14  Registration Rights Agreement between the Company and Stephen D. Klein, Michael Cohen,
          Jonathan Bond, Richard Kirshenbaum, Margaret Boyer and Daniel DeWolf, dated September 2,
          1999*

 10.15  2000 Stock Incentive Compensation Plan*

 10.16  Restated 1999 Stock Incentive Compensation Plan*

 10.17  Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive
          Compensation Plan*

 10.18  1999 Employee Stock Purchase Plan*

 10.19  Restated 1998 Stock Incentive Compensation Plan*

 10.20  Loan and Security Agreement between the Company and Silicon Valley Bank, dated May 25, 1999*

 10.21  Lease Agreement between the Company and Samis Foundation, dated July 16, 1999*

 10.22  First Amendment to Lease Agreement between the Company and Samis Foundation, dated
          October 28, 1999*

 10.23  Second Amendment to Lease Agreement between the Company and Samis Foundation, dated
          January 31, 2000*

 10.24  Lease Agreement between the Company and Samis Foundation, dated January 31, 2000*

 10.25  Agreement Concerning Leases between the Company and Samis Foundation, dated June 27, 2000**

 10.26  Office Lease Agreement between the Company and EOP-Columbia Center, LLC, dated February 14,
          2000*

 10.27  First Amendment to Lease Agreement between the Company and EOP--Columbia Center, L.L.C., dated April 11, 2000*****

 10.28  Internet Data Center Services Agreement between the Company and Exodus Communications, Inc., dated January 23, 1998*

 10.29  Commercial Lease between the Company and Societe de Developpement pour la Construction (SDC)
          S.A.R.L., dated September 30, 2000***

Exhibit
  No.                                             Description
-------                                           -----------

 10.30  Lease between the Company and Ability Developments Ltd, dated August 15, 2000****

 10.31  Amended and Restated Promissory Note between the registrant and Michael Galgon, dated July 16,
          2001******

 10.32  Amended and Restated Promissory Note between the registrant and Clark Kokich, dated July 16,
          2001******

 10.33  Amended and Restated Promissory Note between the registrant and Jeffrey Miller, dated July 25,
          2001******

 10.34  Amended and Restated Promissory Note between the registrant and Brian McAndrews, dated July 25,
          2001******

 10.35  Separation Agreement between the registrant and Neve Savage, dated August 2, 2001******

 10.36  Space and Service Lease between PowerSpace & Services, Inc. and Atlas-DMT, a division of
          Avenue A, Inc., dated October 2, 2001*******

 21.1   Subsidiaries of the Company

 23.1   Consent of Arthur Andersen LLP, independent public accountants

 24.1   Power of Attorney (see page 58).

--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-92301).
** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
******* Incorporated by reference to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 2001.

   (b) Reports on Form 8-K:

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AVENUE A, INC.
                                               By:    /s/  BRIAN P. MCANDREWS
                                                   -----------------------------
                                                        Brian P. McAndrews
                                                    Chief Executive Officer and
                                                             President

Date: March 13, 2002

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 13th day of March, 2002.

          Signature                       Title
          ---------                       -----

   /s/  BRIAN P. MCANDREWS      Chief Executive Officer,
-----------------------------    President and Director
     Brian P. McAndrews       (Principal Executive Officer)


     /s/  MICHAEL VERNON         Chief Financial Officer
-----------------------------   (Principal Financial and
       Michael Vernon              Accounting Officer)


   /s/  NICOLAS J. HANAUER        Chairman of the Board
-----------------------------
     Nicolas J. Hanauer


      /s/  JASON GREEN                  Director
-----------------------------
         Jason Green


   /s/  FREDRIC W. HARMAN               Director
-----------------------------
      Fredric W. Harman


   /s/  GREGORY B. MAFFEI               Director
-----------------------------
      Gregory B. Maffei


    /s/  PETER M. NEUPERT               Director
-----------------------------
      Peter M. Neupert

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       ---------------------------------------------------------------------------------------------
      3.1         Restated Articles of Incorporation of the Company*

      3.2         Amended and Restated Bylaws of the Company**

     10.1         Form of Promissory Note between the Company and the executive officers listed on Schedule A thereto, dated October 8, 1999*

     10.2         Employment Agreement between the Company and Michael Cohen, dated September 2, 1999*

     10.3         Employment Agreement between the Company and Stephen D. Klein, dated September 2, 1999*

     10.4         Employment Agreement between the Company and Brian P. McAndrews, dated January 20, 2000*

     10.5         Employment Agreement between Avenue A, Inc. and James A. Warner, dated January 18, 2000**

     10.6         Employment Agreement between the Company and Michael Vernon, dated September 27, 2000***

     10.7         Employment Agreement between the Company and Michael T. Galgon, dated June 21, 2000***

     10.8         Employment Agreement between the Company and Jeffrey J. Miller, dated June 21, 2000***

     10.9         Pledge Agreement between the Company and Neve and Ann Savage, dated August 18, 2000***

     10.10        Loan Agreement between the Company and Neve and Ann Savage, dated August 18, 2000***

     10.11        Promissory Note issued by the Company to Neve and Ann Savage, dated August 18, 2000***

     10.12        Separation Agreement and General Release between the Company and Robert M. Littauer, dated October
                  11, 2000****

     10.13        Investors Rights Agreement between the Company and Voyager Capital Fund I, L.P., Voyager Capital
                  Founders Fund, L.P., Oak Investment Partners VI, L.P., Kirlan Venture Partners II, L.P., Norman H.
                  Nie, Trustee, Norman H. Nie Revocable Trust dated 3/15/91,

                  Media Partners, the Phoenix Partners IV Limited Partnership, R. Michael Leo and Insight Venture
                  Associates LLC, dated May 4, 1999*

     10.14        Registration Rights Agreement between the Company and Stephen D. Klein, Michael Cohen, Jonathan
                  Bond, Richard Kirshenbaum, Margaret Boyer and Daniel DeWolf, dated September 2, 1999*

     10.15        2000 Stock Incentive Compensation Plan*

     10.16        Restated 1999 Stock Incentive Compensation Plan*

     10.17        Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation
                  Plan*

     10.18        1999 Employee Stock Purchase Plan*

     10.19        Restated 1998 Stock Incentive Compensation Plan*

     10.20        Loan and Security Agreement between the Company and Silicon Valley Bank, dated May 25, 1999*

     10.21        Lease Agreement between the Company and Samis Foundation, dated July 16, 1999*

     10.22        First Amendment to Lease Agreement between the Company and Samis Foundation, dated October 28,
                  1999*

     10.23        Second Amendment to Lease Agreement between the Company and Samis Foundation, dated January 31,
                  2000*

     10.24        Lease Agreement between the Company and Samis Foundation, dated January 31, 2000*

     10.25        Agreement Concerning Leases between the Company and Samis Foundation, dated June 27, 2000**

     10.26        Office Lease Agreement between the Company and EOP-Columbia Center, LLC, dated February 14, 2000*

     10.27        First Amendment to Lease Agreement between the Company and EOP- Columbia Center, L.L.C., dated
                  April 11, 2000*****

     10.28        Internet Data Center Services Agreement between the Company and Exodus Communications, Inc., dated
                  January 23, 1998*

     10.29        Commercial Lease between the Company and Societe de Developpement pour la Construction (SDC)
                  S.A.R.L., dated September 30, 2000***

     10.30        Lease between the Company and Ability Developments Ltd, dated August 15, 2000****

     10.31        Amended and Restated Promissory Note between the registrant and Michael Galgon, dated July 16,
                  2001******

     10.32        Amended and Restated Promissory Note between the registrant and Clark Kokich, dated July 16,
                  2001******

     10.33        Amended and Restated Promissory Note between the registrant and Jeffrey Miller, dated July 25,
                  2001******

     10.34        Amended and Restated Promissory Note between the registrant and Brian McAndrews, dated July 25,
                  2001******

     10.35        Separation Agreement between the registrant and Neve Savage, dated August 2, 2001******

     10.36        Space and Service Lease between PowerSpace & Services, Inc. and Atlas-DMT, a division of Avenue A,
                  Inc., dated October 2, 2001*******

     21.1         Subsidiaries of the Company

     23.1         Consent of Arthur Andersen LLP, independent public accountants

     24.1         Power of Attorney (see page 58).

------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-92301).

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

******* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.