Form 10-Q
period 2002-03-31
AVENUE A INC
filed 2002-04-25
CIK 1071806

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-23137

                            ------------------------

                                 AVENUE A, INC.
             (Exact name of registrant as specified in its charter)


                            ------------------------


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


                            ------------------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The number of shares of the registrant's Common Stock outstanding as of April 23, 2002 was 58,601,900.

================================================================================

                                 AVENUE A, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements .....................    3

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......   26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   26

Item 2.  Changes in Securities and Use of Proceeds .......................   27

Item 6.  Exhibits and Reports on Form 8-K ................................   28

                                 AVENUE A, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share amounts)

                                                                       March 31,   December 31,
                                                                         2002          2001
                                                                      -----------  ------------
                                                                      (unaudited)
                               Assets

Current assets:
   Cash and cash equivalents .......................................   $  29,040    $  30,821
   Short-term investments ..........................................      84,601       86,933
   Accounts receivable, net of allowance of $1,234 at March 31, 2002
    and December 31, 2001, respectively ............................      14,408       16,127
   Other receivables ...............................................         998        1,369
   Prepaid expenses and other current assets .......................         991          242
                                                                       ---------    ---------
Total current assets ...............................................     130,038      135,492

Property and equipment, net ........................................       5,576        6,664
Other assets .......................................................       1,069        1,325
Intangible assets, net .............................................        --          1,330
                                                                       ---------    ---------
Total assets .......................................................   $ 136,683    $ 144,811
                                                                       =========    =========

                 Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable ................................................   $  14,523    $  16,769
   Accrued expenses ................................................       6,830        8,679
   Notes payable, current portion ..................................       2,000        2,000
   Deferred revenue ................................................         459          488
                                                                       ---------    ---------
Total current liabilities ..........................................      23,812       27,936

Notes payable, less current portion ................................       1,056        1,555
                                                                       ---------    ---------
Total liabilities ..................................................      24,868       29,491
                                                                       ---------    ---------

Shareholders' equity:
   Common stock, $0.01 par value; 200,000 shares authorized; 58,523 and 58,413 shares issued and outstanding at March 31, 2002 and
    December 31, 2001, respectively ................................         585          584
   Paid-in capital .................................................     216,934      216,884
   Deferred stock compensation .....................................      (3,212)      (4,063)
   Subscription receivable .........................................        (481)        (548)
   Accumulated deficit .............................................    (101,955)     (98,173)
   Accumulated other comprehensive (loss) income ...................         (56)         636
                                                                       ---------    ---------
Total shareholders' equity .........................................     111,815      115,320
                                                                       ---------    ---------
Total liabilities and shareholders' equity .........................   $ 136,683    $ 144,811
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

                                 AVENUE A, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                      Quarter Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     2002        2001
                                                                                   --------    --------

Revenue ........................................................................   $ 23,534    $ 24,172
Expenses:
  Cost of revenue ..............................................................     16,719      18,491
  Client support (excluding amortization of deferred stock compensation of
    $422 and $1,860, respectively) .............................................      3,338       4,270
  Product development (excluding amortization of deferred stock
    compensation of $202 and $1,248, respectively) .............................      1,732       3,507
  Selling, general, and administrative (excluding amortization of deferred
    stock compensation of $148 and $728, respectively) .........................      3,627       6,027
  Depreciation and amortization of property and equipment ......................      1,161       1,462
  Amortization of deferred stock compensation ..................................        772       3,836
  Amortization of intangible assets ............................................       --           502
  Corporate restructuring charges ..............................................       --         1,500
                                                                                   --------    --------

    Total expenses .............................................................     27,349      39,595
                                                                                   --------    --------

Loss from operations ...........................................................     (3,815)    (15,423)

Interest income, net ...........................................................      1,249       1,943
                                                                                   --------    --------

Net loss before cumulative effect of change in accounting principle ............     (2,566)    (13,480)

Cumulative effect of change in accounting principle ............................     (1,330)       --
                                                                                   --------    --------

Net loss .......................................................................   $ (3,896)   $(13,480)
                                                                                   ========    ========

Basic and diluted net loss per share before change in accounting principle .....   $  (0.04)   $  (0.24)

Cumulative effect of change in accounting principle ............................      (0.02)       --
                                                                                   --------    --------

Basic and diluted net loss per share ...........................................   $  (0.06)   $  (0.24)
                                                                                   ========    ========

Shares used in computing basic and diluted net loss per share ..................     58,130      56,728
                                                                                   ========    ========
Comprehensive loss:
  Net loss .....................................................................   $ (3,896)   $(13,480)
  Items of comprehensive income (loss) .........................................       (692)        320
                                                                                   --------    --------
    Comprehensive loss .........................................................   $ (4,588)   $(13,160)
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

                                 AVENUE A, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           ---------------------
                                                                             2002        2001
                                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ............................................................   $ (3,896)   $(13,480)
      Adjustments to reconcile net loss to net cash used
       in operating activities:
         Depreciation and amortization .................................      1,933       5,800
         Impairment of intangible assets ...............................      1,330        --
         Non-cash compensation .........................................         67        --
         Changes in assets and liabilities:
            Accounts receivable ........................................      1,718      19,253
            Other receivables, prepaid expenses and other current assets       (377)       (120)
            Other assets ...............................................        262         263
            Accounts payable ...........................................     (2,246)    (22,714)
            Accrued expenses ...........................................     (1,848)      1,997
            Deferred revenue ...........................................        (30)       (252)
                                                                           --------    --------
         Net cash used in operating activities .........................     (3,087)     (9,253)
                                                                           --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment .................................        (78)       (562)
   Sales of marketable securities, net .................................      1,753      15,978
                                                                           --------    --------
         Net cash provided by investing activities .....................      1,675      15,416
                                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of notes payable ............................................       (500)       (500)
   Proceeds from issuance of common stock and exercises of
    common stock options, net ..........................................        131         337
                                                                           --------    --------
                  Net cash used in financing activities ................       (369)       (163)
                                                                           --------    --------

Net (decrease) increase in cash and cash equivalents ...................     (1,781)      6,000
Cash and cash equivalents, beginning of period .........................     30,821      38,888
                                                                           --------    --------
Cash and cash equivalents, end of period ...............................   $ 29,040    $ 44,888
                                                                           ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                (in thousands except share and per share amounts)
                                   (unaudited)

1.   Organization and Operations of the Company

     Avenue A, Inc. (the Company) and its subsidiaries, including Avenue A/NYC LLC, provides digital marketing services and technology to businesses. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company's headquarters are located in Seattle.

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

     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company's management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's audited financial statements and the accompanying notes for the years ended December 31, 2001, 2000, and 1999, as included in the Company's Annual Report on Form 10-K filed with the SEC.

     Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                (in thousands except share and per share amounts)
                                   (unaudited)

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

     In accordance with EITF 99-19, the majority of the Company's revenue is recognized under the gross method, which consists of the gross value of the Company's billings to the Company's clients and includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to the Company's clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. The Company also recognizes revenue for certain contracts under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company's client that is party to the contract is ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered, which includes the Company's core services, the Strategic Partnership Program, and Customer Targeting. The LifeCycle E-mail and Search Engine Optimization Programs are volume based, and revenue is generally recognized when impressions are delivered. Vital Signs is a monthly subscription-based service, and revenue is recognized for each month that the subscription is provided. Revenue is generally recognized for our Customer Insight services under the percentage of completion method of accounting. It is the Company's policy to recognize any loss on services as soon as management estimates indicate a loss will occur consistent with the guidance in Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." In addition, the Company recognizes revenue for the Atlas Digital Marketing Suite based on usage of the system. Revenue recognized under gross and net method contracts for the three months ended March 31, 2002 and March 31, 2001 are as follows:

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                    2002         2001
                                                  --------     --------

          Gross revenue ........................   $20,384      $23,201
          Net revenue ..........................     3,150          971
                                                   -------      -------
          Total revenue ........................   $23,534      $24,172
                                                   =======      =======

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                (in thousands except share and per share amounts)
                                   (unaudited)

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

     Computation of Basic and Diluted Net Loss Per Share: Historical net loss per share has been calculated under Statement of Financial Accounting Standards
(SFAS) No. 128 "Earnings per Share." Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares issued upon exercise of common stock options and warrants are antidilutive.

     Intangible Assets: In June 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. As a result, the Company recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements.

     Recent Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 143.

3.   Earnings Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                 2002            2001
                                                             ------------    ------------
Net Loss (numerator for basic and diluted): ..............   $     (3,896)   $    (13,480)
                                                             ============    ============
Shares (denominator for basic and diluted):
   Gross weighted average common shares outstanding ......     58,477,767      58,110,482
      Less:
      Weighted average common shares subject to
         repurchase ......................................        347,891       1,382,384
                                                             ------------    ------------
Shares used in computation ...............................     58,129,876      56,728,098
                                                             ============    ============
Basic and diluted net loss per share .....................   $       (.06)   $       (.24)
                                                             ============    ============

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                (in thousands except share and per share amounts)
                                   (unaudited)

4.   Segment Reporting

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires companies to report selected segment information in interim financial reports to shareholders.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the two distinct business models of the Company's organizational structure established on January 1, 2001: Avenue A and Atlas DMT.

     During the quarter ended March 31, 2002, segment income (loss) from operations includes an allocation of a portion of the Company's corporate expenses and excludes amortization expenses as it is centrally managed at the corporate level and not reviewed by the Company's chief operating decision maker. During the quarter ended March 31, 2001, segment income (loss) from operations has no allocation of the Company's corporate expenses and excludes amortization expenses and corporate restructuring charges as these items are centrally managed at the corporate level and not reviewed by the Company's chief operating decision maker.

     Reconciling items include the elimination of intersegment revenue, as Atlas DMT provides the Atlas Digital Marketing Suite to Avenue A, and corporate expense and other non-recurring items not allocated to segments. Segment information for the quarter ended March 31, 2002 and 2001 is as follows:


                                              Three Months Ended
                                                    March 31,
                                             --------------------
                                               2002        2001
                                             --------    --------
Revenue:
   Avenue A ..............................   $ 23,478    $ 24,172
   Atlas DMT .............................      2,695       3,554
   Intersegment eliminations .............     (2,639)     (3,554)
                                             --------    --------
     Total revenue .......................   $ 23,534    $ 24,172
                                             ========    ========
Income (loss) from operations:
   Avenue A ..............................   $    414    $ (2,043)
   Atlas DMT .............................     (2,130)     (3,252)
   Reconciling amounts ...................     (2,099)    (10,128)
                                             --------    --------
     Total income (loss) from operations..   $ (3,815)   $(15,423)
                                             ========    ========

     The Company had no significant sales to international customers.

     Pursuant to SFAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company's assets are located in the United States as of March 31, 2002.

                                 AVENUE A, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                (in thousands except share and per share amounts)
                                   (unaudited)

5.   Corporate Restructuring Charges

     During January 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 70 employees. The Company recognized restructuring charges of $1,500, which included $1,100 relating to employee severance and benefits for terminated employees, all of which has been paid as of December 31, 2001, and $400 related to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, of which $298 has been paid as of March 31, 2002. The remaining amounts are included in the accrued liabilities in the accompanying consolidated balance sheet.

     During May 2001, the Company initiated a cost reduction program that resulted in the termination of approximately an additional 75 employees. The Company recognized restructuring charges of $2,166, which included $1,877 relating to employee severance and benefits for terminated employees, of which $1,829 had been paid as of December 31, 2001, and $114 related to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, all of which has been paid as of December 31, 2001. The remaining amounts are included in the accrued liabilities in the accompanying consolidated balance sheet. The restructuring charge also included the write-down to fair value of certain impaired fixed assets of $174 pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).

6.   Stock Repurchase Program

     In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program, under which up to $15,000,000 of the Company's common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. The number of shares of common stock actually acquired, if any, by the Company will depend on subsequent developments, corporate needs and market conditions.

7.   Legal Proceedings

     The Company is currently the subject of lawsuits concerning the collection and use of Internet user information and a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company's prospectus dated February 28, 2000, for its initial public offering of common stock. The Company believes all of these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding its collection and use of Internet user information or regarding alleged violations of the federal securities laws. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission, regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending class action lawsuits could seriously harm the Company's business. In addition, any future claim by a government entity or other third party against the Company regarding its collection and use of Internet user information or regarding alleged violations of the federal securities laws could seriously harm the Company's business.

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

     Additionally, we believe that the overall advertising market, including online advertising, will continue to be depressed this year. While there are some indications of an improving advertising market later in the year, it does not appear that an improvement, if any, will be significant.

Critical Accounting Policies

     Our critical accounting policies are as follows:

     .    Recognizing revenue under gross and net method contracts;

     .    Capitalizing software for internal use;

     .    Recording stock-based compensation charges; and

     . Recording impairment charges under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

     The majority of our revenue in 2002 and 2001 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. Under net method contracts, our clients are ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue, including revenue from our core services, the Strategic Partnership Program, and Customer Targeting, is recognized over the period that the related advertising is delivered. Our LifeCycle E-mail and Search Engine Optimization Programs are volume based, and revenue is generally recognized when impressions are delivered. Vital Signs is a monthly subscription based service, and revenue is recognized for each month that the subscription is provided. Revenue is generally recognized for our Customer Insight services under the percentage-of-completion method of accounting. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur consistent with the guidance in Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." In addition, we recognize revenue for our Atlas Digital Marketing Suite based on usage of the system.

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. We adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC in September 1999. As a result, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle.

Results of Operations

     The following table presents, in dollars and as a percentage of revenue, statements of operations data for the three months ended March 31, 2002 and March 31, 2001. The results of any period are not necessarily indicative of results for any future period.

                                                                            Three Months Ended March 31,
                                                                      ----------------------------------------
                                                                             2002                  2001
                                                                      ------------------    ------------------
                                                                       (in thousands except percentage amounts)
Revenue ...........................................................   $ 23,534    100.0%    $ 24,172    100.0%
Expenses:
  Cost of revenue .................................................     16,719     71.0%      18,491     76.5%
  Client support ..................................................      3,338     14.2%       4,270     17.7%
  Product development .............................................      1,732      7.4%       3,507     14.5%
  Selling, general and administrative .............................      3,627     15.4%       6,027     24.9%
  Depreciation and amortization of property and equipment .........      1,161      4.9%       1,462      6.0%
  Amortization of deferred stock compensation .....................        772      3.3%       3,836     15.9%
  Amortization of intangible assets ...............................       --       --  %         502      2.1%
  Corporate restructuring charges .................................       --       --  %       1,500      6.2%
                                                                      --------    -----     --------    -----
    Total expenses ................................................     27,349    116.2%      39,595    163.8%
                                                                      --------    -----     --------    -----
Loss from operations ..............................................     (3,815)   (16.2)%    (15,423)   (63.8)%
Interest income, net ..............................................      1,249      5.3%       1,943      8.0%
                                                                      --------    -----     --------    -----
Net loss before cumulative effect of change in accounting principle     (2,566)   (10.9)%    (13,480)   (55.8)%

Cumulative effect of change in accounting principle ...............     (1,330)    (5.6)%       --       --  %
                                                                      --------    -----     --------    -----
Net loss ..........................................................   $ (3,896)   (16.5)%   $(13,480)   (55.8)%
                                                                      ========    =====     ========    =====

     Revenue. Revenue decreased to $23.5 million for the quarter ended March 31, 2002 from $24.2 million for the quarter ended March 31, 2001. The decrease in total revenue was primarily due to the decrease in revenue from exclusively Internet-based clients as many of these companies discontinued operations or reduced advertising spending to conserve cash after the first quarter of 2001. This decrease was partially offset by an increase in spending from select clients during the first quarter of 2002.

     Cost of revenue. Cost of revenue consists mainly of the costs of advertising space that we purchase from publishers' Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery and search engine optimization. Cost of revenue decreased to $16.7 million, or 71% of revenue, for the quarter ended March 31, 2002 from $18.5 million, or 76.5% of revenue, for the quarter ended March 31, 2001. The dollar decrease in cost of revenue was primarily due to decreases in the volume of advertising space we purchased. The percentage decrease in cost of revenue was primarily due to an increase in revenue generated under net method contracts and increased revenue contribution from higher margin products.

     Client support. Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees within our Agency Client Service teams as well as employees who support other functions such as the Strategic Partnership Program and Customer Insight Group. Client support expenses also include client service employees within our Atlas DMT division. Client support expenses decreased to $3.3 million, or 14.2% of revenue, for the quarter ended March 31, 2002 from $4.3 million, or 17.7% of revenue, for the quarter ended March 31, 2001. The decrease in client support expenses was primarily due to the reductions in workforce completed during 2001 and decreases in rent and professional services expenses.

     Product development. Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development. Product development expenses decreased to $1.7 million, or 7.4% of revenue, for the quarter ended March 31 2002, from $3.5 million, or 14.5% of revenue, for the quarter ended March 31, 2001. The decrease in product development expenses was primarily due to the reductions in workforce completed during 2001 and reduction in expenses related to the development of the Atlas Digital Marketing Suite, which we launched in 2001.

     Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses decreased to $3.6 million, or 15.4% of revenue, for the quarter ended March 31, 2002, from $6.0 million, or 24.9% of revenue, for the quarter ended March 31, 2001. The decrease in selling, general and administrative expenses was primarily due to a decrease in personnel expenses as a result of the reductions in workforce completed during 2001 and decreases in rent, marketing, and professional services expenses.

     Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment decreased to $1.2 million, or 4.9% of revenue, for the quarter ended March 31, 2002 from $1.5 million, or 6.0% of revenue, for the quarter ended March 31, 2001. The decrease in depreciation and amortization of property and equipment was primarily due to the decrease in fixed assets as a result of the impairment that we recognized during 2001.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $772,000, or 3.3% of revenue, for the quarter ended March 31, 2002 from $3.8 million, or 15.9% of revenue, for the quarter ended March 31, 2001. The dollar decreases were primarily related to the decrease in deferred stock compensation due to our use of the accelerated method of amortization for our employee stock compensation arrangements plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations.

     Amortization of intangible assets. Amortization of intangible assets relates to the customer base and workforce assets recorded in connection with the purchase of Avenue A/NYC LLC in September 1999. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective for us on January 1, 2002. As a result of SFAS No. 142, we no longer amortize intangible assets related to the Avenue A/NYC LLC acquisition.

     Corporate restructuring charges. Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction programs completed during 2001.

     Interest income, net. Net interest income consists of earnings on our cash, cash equivalents, and short-term investments. Net interest income decreased to $1.2 million, or 5.3% of revenue, for the quarter ended March 31, 2002 from $1.9 million, or 8.0% of revenue, for the quarter ended March 31, 2001. The decrease in net interest income was due to lower invested balances as a result of cash used and lower returns on our invested funds.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

     As of March 31, 2002, we had cash and cash equivalents of $29.0 million and short-term investments of $84.6 million. We have a $6.0 million equipment term loan facility with a bank, of which $3.1 million is outstanding as of March 31, 2002.

     Net cash used in operating activities was $3.1 million and $9.3 million for the three months ended March 31, 2002 and 2001, respectively.

     Net cash provided by investing activities was $1.7 million and $15.4 million for the three months ended March 31, 2002 and 2001, respectively. Net cash provided by investing activities was primarily related to net proceeds from the sale of marketable securities, offset by purchases of equipment.

     Net cash used in financing activities was $369,000 and $163,000 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in financing activities was primarily related to payments on our equipment loan offset by proceeds from sales of securities.

     As of March 31, 2002, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2006, and a note payable to a bank, which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

     In April 2002, we announced that our Board of Directors had authorized a stock repurchase program, under which up to $15,000,000 of our common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow us the flexibility to repurchase our common stock to potentially reduce stock dilution and seek to improve our long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. The number of shares of common stock actually acquired, if any, by us will depend on subsequent developments, corporate needs and market conditions.

     We currently anticipate that we will continue to experience some growth in our operating expenses and that such expenses will be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 143.

Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition

     You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

     We have a history of losses and may not achieve profitability

     We incurred net losses of $98.8 million for the period from our inception on July 1, 1997 through December 31, 2001, and a net loss of $3.9 million for the three months ended March 31, 2002. As of March 31, 2002, our accumulated deficit was $102.0 million. We expect to continue to make operating and capital expenditures and, as a result, we will need to generate significant additional revenue to achieve profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to achieve or maintain profitability.

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

     We rely on a limited number of clients, and the loss of a major client or a reduction in a major client's Internet advertising budget could significantly reduce our revenue

     Our business would be harmed by the loss of any of our major clients, a reduction in the Internet advertising budgets of any of these clients or any significant reduction in revenue generated from these clients. Current clients may decide not to continue purchasing advertising services from us or may significantly reduce their advertising spending, and we may not be able to successfully attract additional clients. In addition, the non-payment of amounts due to us from one or more of our significant clients could harm our business.

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

     Privacy concerns could lead to legislative and other limitations on our ability to collect personal data from Internet users, including limitations on our use of cookie or action tag technology and user profiling

     Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use "cookies" and "action tags" to track Internet users and their online behavior to build anonymous user profiles. A cookie is a small file of information stored on a user's computer that allows us to recognize that user's browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients' or prospective clients' Web sites and some LifeCycle E-mails. This enables our measurement of an advertising campaign's effectiveness to drive consumers to specific actions. We are substantially dependent on cookie and action tag technology to target our clients' advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. In addition, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling in some jurisdictions. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. Germany has imposed its own laws limiting the use of user profiling, and other countries may impose similar limitations. The European Parliament is considering provisions to an electronic communications directive that, if adopted by the European Union, would limit the use of cookies without the prior and explicit consent of users. In addition, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, Internet browser software upgrades may result in limitations on the use of cookies or action tags. Furthermore, third parties have brought class action lawsuits against us relating to our use of cookies, and we may be subject to similar lawsuits in the future. If our ability to use cookies or action tags or to build user profiles were substantially restricted by technology, government regulation or any other means, or as a result of litigation, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all.

     Our business may be seriously harmed by litigation alleging violations of federal securities laws

     We, some of our officers and directors, a former officer, and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a pending consolidated class action lawsuit that alleges violations of federal securities laws in connection with our initial public offering. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters' compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and the rescission of the sale of shares in the initial public offering, and may otherwise seriously harm our business.

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

     In addition, other parties may claim that our technologies, processes or methods infringe their patents. For example, in November 2001, we received correspondence from counsel for 24/7 Media, Inc. alleging that we infringe claims of U.S. Patent No. 6,026,368. We recently filed a lawsuit against 24/7 Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid. Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies, and we expect this type of litigation to increase in the future. Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

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

     There may be risks related to our use of Arthur Andersen LLP as our independent auditors

     Arthur Andersen LLP provides us with services, including auditing services. Arthur Andersen is the subject of litigation and was indicted with respect to its activities in connection with Enron Corporation. Arthur Andersen may fail, may merge with or have its assets sold to a third party, or may lose critical personnel. In addition, it is possible that the Securities and Exchange Commission may cease accepting financial statements audited by Arthur Andersen, or that Arthur Andersen may become unable to make required representations to us. If it is necessary for us to engage new independent auditors because of any of these events, or for any other reason, such a change could disrupt our operations and divert the attention of our management from other business matters, and we could experience additional cost or delay in completing our periodic reports required to be filed with the SEC.

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

     Our business does not generate the cash needed to finance our operations, and we may need additional financing in the future, which we may be unable to obtain

     Our business does not currently generate the cash needed to finance our operations. We may need additional funds to finance our operations, as well as to enhance our services, respond to competitive pressures or acquire complementary businesses or technologies. We may be unable to obtain financing on terms favorable to us, if at all. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, this may reduce the percentage ownership of our existing shareholders, and these securities might have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

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

     Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 57-week period ended April 19, 2002, the closing price of our common stock ranged from $0.68 to $3.49 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are currently the subject of three lawsuits concerning our collection and use of Internet user information. In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits -- Werber v. Avenue A, Inc., and Bowles v. Avenue A, Inc. -- agreed to join the Chance case as plaintiffs rather than pursue their own individual cases against us. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. On September 17, 2001, the Court granted our motion for summary judgment and entered judgment in our favor. On October 15, 2001, plaintiffs filed a notice of appeal.

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

     In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that we have received in connection with the alleged illegal practices. On or about February 13, 2001, we filed a notice of removal in federal district court, thereby removing the case to federal court. Plaintiff has filed a motion to remand to state court and that motion is pending.

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

     We have been named as a defendant in a consolidated amended class action complaint filed in the United States District Court for the Southern District of New York and captioned In re Avenue A, Inc. Initial Public Offering Securities Litigation, 01 Civ. 5446 (SAS) (RMB). Class certification has not been granted, discovery has not yet commenced, and a trial date has not been set. Plaintiffs filed the suit on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. The complaint also names as defendants Morgan Stanley & Co., Salomon Smith Barney, Inc., Thomas Weisel Partners, LLC, and RBC Dain Rauscher, Inc., certain of the underwriters of our initial public offering; Brian P. McAndrews, our President and Chief Executive Officer; Nicolas Hanauer, our Chairman of the Board; and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiffs seek monetary damages. The complaint alleges violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaint alleges incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our common stock. It also alleges that the Securities and Exchange Commission and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaint. We have no knowledge as to whether Avenue A or our initial public offering is the subject of any such investigation.

     This consolidated complaint is among over 300 similar consolidated class action lawsuits filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The court has coordinated the cases under a single case number for pretrial proceedings.

     On or about April 19, 2002, we filed a lawsuit against 24/7 Media, Inc. in the United States District Court for the Western District of Washington seeking a declaratory judgment that Avenue A is not infringing any claims of U.S. patent no. 6,026,368 and/or that the claims of the patent are invalid.

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

     As of March 31, 2002, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-K

          10.1 Separation and General Release agreement between Avenue A, Inc. and Rebecca DeLozier Clements, dated March 8, 2002

          10.2 Network Services Agreement between Avenue A, Inc. and Speedera Networks, Inc., dated February 20, 2002

          10.3  Assignment of Avenue A (UK) Limited lease, dated January 25,
                2002

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2002.

                                   AVENUE A, INC.


                                   By:            /s/ MICHAEL VERNON
                                      ------------------------------------------
                                                     Michael Vernon
                                                Chief Financial Officer
                                                (Authorized Officer and
                                              Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                                Description
------                                -----------
 10.1   Separation and General Release agreement between Avenue A, Inc. and
          Rebecca DeLozier Clements, dated March 8, 2002

 10.2   Network Services Agreement between Avenue A, Inc. and Speedera Networks, Inc., dated February 20, 2002

 10.3   Assignment of Avenue A (UK) Limited lease, dated January 25, 2002