Form 10-Q/A
period 2002-03-31
AVENUE A INC
filed 2002-05-15
CIK 1071806

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Required by Item 601 of Regulation S-K

           3.1   Amended and Restated Bylaws of Avenue A, Inc.

          10.1* Separation and General Release agreement between Avenue A, Inc. and Rebecca DeLozier Clements, dated March 8, 2002

          10.2* Network Services Agreement between Avenue A, Inc. and Speedera Networks, Inc., dated February 20, 2002

          10.3*  Assignment of Avenue A (UK) Limited lease, dated January 25,
                 2002

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

---------------
* Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment no. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

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