Form 10-Q
period 2002-06-30
AVENUE A INC
filed 2002-08-14
CIK 1071806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29361

AVENUE A, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1819567
(State of Incorporation)	(I.R.S. Employer Identification Number)

506 Second Avenue, 9th Floor
Seattle, Washington 98104
(Address of principal executive offices)

(206) 816-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2002 was 58,849,034.

AVENUE A, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

AVENUE A, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)
(unaudited)

	June 30, 2002	December 31, 2001
Assets

Current assets:
Cash and cash equivalents	$51,164	$30,821
Short-term investments	66,711	86,933
Accounts receivable, net of allowance of $1,398 and $1,234 at June 30, 2002 and December 31, 2001, respectively	16,346	16,127
Other receivables	1,248	1,369
Prepaid expenses and other current assets	994	242

Total current assets	136,463	135,492

Property and equipment, net	4,884	6,664
Other assets	827	1,325
Intangible assets, net	—	1,330

Total assets	$142,174	$144,811

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$17,910	$16,769
Accrued expenses	9,833	8,679
Notes payable, current portion	1,861	2,000
Deferred revenue	695	488

Total current liabilities	30,299	27,936

Notes payable, less current portion	694	1,555

Total liabilities	30,993	29,491

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 58,743 and 58,413 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	587	584
Paid-in capital	217,255	216,884
Deferred stock compensation	(2,393)	(4,063)
Subscriptions receivable	(414)	(548)
Accumulated deficit	(103,825)	(98,173)
Accumulated other comprehensive (loss) income	(28)	636

Total shareholders’ equity	111,181	115,320

Total liabilities and shareholders’ equity	$142,174	$144,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVENUE A, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$30,394	$20,586	$53,929	$44,758
Expenses:
Cost of revenue	22,031	14,810	38,752	33,300
Client support (excluding amortization of deferred stock compensation of $427, $1,270, $849, and $3,130, respectively)	3,507	3,700	6,845	7,969
Product development (excluding amortization of deferred stock compensation of $182, $1,081, $384, and $2,329, respectively)	1,566	3,496	3,298	7,003
Selling, general, and administrative (excluding amortization of deferred stock compensation of $149, $529, $297, and $1,257, respectively)	4,241	6,098	7,867	12,127
Depreciation and amortization of property and equipment	1,157	1,499	2,318	2,961
Amortization of deferred stock compensation	758	2,880	1,530	6,716
Amortization of intangible assets	—	498	—	999
Corporate restructuring charges	—	2,166	—	3,666

Total expenses	33,260	35,147	60,610	74,741

Loss from operations	(2,866)	(14,561)	(6,681)	(29,983)

Interest income, net	1,110	1,586	2,359	3,529
Impairment of cost-basis investment	—	(2,500)	—	(2,500)

Net loss before cumulative effect of change in accounting principle	(1,756)	(15,475)	(4,322)	(28,954)
Cumulative effect of change in accounting principle	—	—	(1,330)	—

Net loss	$(1,756)	$(15,475)	$(5,652)	$(28,954)

Basic and diluted net loss per share before change in accounting principle	$(0.03)	$(0.27)	$(0.07)	$(0.51)
Cumulative effect of change in accounting principle	—	—	(0.02)	—

Basic and diluted net loss per share	$(0.03)	$(0.27)	$(0.09)	$(0.51)

Shares used in computing basic and diluted net loss per share	58,409	57,051	58,269	56,890

Comprehensive loss:
Net loss	$(1,756)	$(15,475)	$(5,652)	$(28,954)
Items of comprehensive income (loss)	28	(46)	(664)	285

Comprehensive loss	$(1,728)	$(15,521)	$(6,316)	$(28,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVENUE A, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,652)	$(28,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,848	10,647
Impairment of intangible assets	1,330	—
Impairment of cost-basis investment and long-lived assets	—	3,188
Non-cash compensation	240	257
Changes in assets and liabilities:
Accounts receivable, net	(219)	25,562
Other receivables, prepaid expenses, and other current assets	(632)	(24)
Other assets	505	499
Accounts payable	1,141	(27,872)
Accrued expenses	1,154	2,942
Deferred revenue	207	174

Net cash provided by (used in) operating activities	1,922	(13,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(544)	(723)
Sales of short-term investments, net	19,556	12,487

Net cash provided by investing activities	19,012	11,764

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(1,000)	(996)
Proceeds from issuance of common stock and exercises of common stock options, net	409	373

Net cash used in financing activities	(591)	(623)

Net increase (decrease) in cash and cash equivalents	20,343	(2,440)
Cash and cash equivalents, beginning of period	30,821	38,888

Cash and cash equivalents, end of period	$51,164	$36,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(in thousands except share and per share amounts)
(unaudited)

1.    Organization and Operations of the Company

Avenue A, Inc. (the Company) and its subsidiaries, including Avenue A/NYC LLC, provide digital marketing services and technology to businesses. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle.

In 2000, the Company commenced international operations and opened offices in Europe. As part of restructuring programs initiated during January 2001 and May 2001, the Company terminated employees in its international offices and substantially completed the closure of its international offices as of December 31, 2001.

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

The Company is subject to a number of risks similar to other companies in a comparable stage of development, including the need for continued growth of the Internet advertising market, reliance on key personnel, competition from other companies with greater financial, technical and marketing resources, and the risks relating to the Company’s reliance on a limited number of clients.

2.    Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2001, 2000, and 1999, as included in the Company’s Annual Report on Form 10-K filed with the SEC.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(in thousands except share and per share amounts)
(unaudited)

Use of Estimates in the Preparation of Financial Statements:    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:    Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition:    The Company generates revenue by providing technology-based Internet advertising services to businesses. The Company’s core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. The Company also generates revenue through the Strategic Partnership Program which manages longer term exclusive or complex partnerships between the Company’s clients and Web sites or advertising networks; the Customer Insight Group which develops and maintains an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future; LifeCycle E-mail Service which delivers targeted emails to specific customer segments; and the Customer Targeting Program which delivers tailored advertisements to the browsers of users which have previously visited clients’ Web sites.

The Company follows Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” This pronouncement summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition. In addition, the Company follows the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

In accordance with EITF 99-19, the majority of the Company’s revenue is recognized under the gross method, which consists of the gross value of the Company’s billings to the Company’s clients and includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to the Company’s clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. The Company also recognizes revenue for certain contracts under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company’s client that is party to the contract is ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered, which includes revenue from the Company’s core services, the Strategic Partnership Program, and Customer Targeting. The LifeCycle E-mail and Search Engine Optimization Programs are volume based, and revenue is generally recognized when impressions are delivered. Vital Signs is a monthly subscription-based service, and revenue is recognized for each month that the subscription is provided. Revenue is generally recognized for Customer Insight services under the percentage of completion method of accounting. It is the Company’s policy to recognize any loss on services as soon as management estimates indicate a loss will occur consistent with the guidance in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In addition, the Company recognizes revenue for the Atlas Digital Marketing Suite based on usage of the system. Revenue recognized under gross and net method contracts for the three months and six months ended June 30, 2002 and June 30, 2001 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Gross revenue	$27,358	$19,170	$47,743	$42,372
Net revenue	3,036	1,416	6,186	2,386

Total revenue	$30,394	$20,586	$53,929	$44,758

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(in thousands except share and per share amounts)
(unaudited)

Revenue is deferred in cases where the Company has not yet earned advertising revenue due to billing the customer or receiving payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

Revenue also includes any reimbursements received from clients related to expenses incurred by employees in servicing the Company’s clients. Such expenses include airfare, mileage, meals and hotel stays.

The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Customer A	27%	*	25%	*
Customer B	21%	13%	21%	14%
Customer C	12%	11%	*	12%
Customer D	*	13%	*	11%

* Less than 10%

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from the same customers is as follows (if applicable):

	June 30, 2002	December 31, 2001
Customer A	18%	11%
Customer B	12%	22%
Customer C	20%	*

* Less than 10%

Computation of Basic and Diluted Net Loss Per Share:    Historical net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share.” Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares issued upon exercise of common stock options are antidilutive.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(in thousands except share and per share amounts)
(unaudited)

Recent Accounting Pronouncements:     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 143.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 146.

3.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Loss (numerator for basic and diluted)	$(1,756)	$(15,475)	$(5,652)	$(28,954)

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	58,648,525	58,112,135	58,563,146	58,111,308
Less:
Weighted average common shares subject to repurchase	239,675	1,060,839	293,783	1,221,611

Shares used in computation	58,408,850	57,051,296	58,269,363	56,889,697

Basic and diluted net loss per share	$(.03)	$(.27)	$(.09)	$(.51)

At June 30, 2002 and 2001, options to purchase 13,628,605 shares of common stock (including options to purchase 450,000 shares of common stock outstanding outside of the Plans) and options to purchase 14,030,628 shares of common stock (including options to purchase 700,000 shares of common stock outstanding outside of the Plans), respectively, and 160,091 and 957,052 shares of common stock subject to repurchase rights, respectively, were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

4.    Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. As a result, the Company recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(in thousands except share and per share amounts)
(unaudited)

Net loss and loss per share for the three and six months ended June 30, 2001 adjusted to exclude intangible asset amortization expense are as follows:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss:
Reported net loss	$(15,475)	$(28,954)
Amortization of intangible assets	498	999

Adjusted net loss	$(14,977)	$(27,955)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.27)	$(0.51)
Amortization of intangible assets	0.01	0.02

Adjusted basic and diluted net loss per share	$(0.26)	$(0.49)

Net loss and loss per share for the years ended December 31, 2001, 2000, and 1999 adjusted to exclude intangible asset amortization expense are as follows:

	2001	2000	1999
Net loss:
Reported net loss	$(39,984)	$(42,929)	$(11,893)
Amortization of intangible assets	2,002	2,024	651

Adjusted net loss	$(37,982)	$(40,905)	$(11,242)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.70)	$(0.86)	$(0.61)
Amortization of intangible assets	0.04	0.04	0.03

Adjusted basic and diluted net loss per share	$(0.66)	$(0.82)	$(0.58)

5.    Segment Reporting

The Company reports selected segment information in interim financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the two distinct business models of the Company’s organizational structure established on January 1, 2001: Avenue A and Atlas DMT.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(in thousands except share and per share amounts)
(unaudited)

During the quarter ended June 30, 2002, segment income (loss) from operations includes an allocation of a portion of the Company’s corporate expenses. However, segment income (loss) from operations excludes amortization and non-cash stock compensation expenses as they are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker. During the quarter ended June 30, 2001, segment income (loss) from operations excludes an allocation of the Company’s corporate expenses and amortization and non-cash compensation expenses as well as corporate restructuring charges as these items are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker.

Reconciling items include the elimination of intersegment revenue, as Atlas DMT provides the Atlas Digital Marketing Suite to Avenue A, and corporate expense and other non-recurring items not allocated to segments. Segment information for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Avenue A	$30,202	$20,586	$53,680	$44,758
Atlas DMT	3,657	3,175	6,352	6,728
Intersegment eliminations	(3,465)	(3,175)	(6,103)	(6,728)

Total revenue	$30,394	$20,586	$53,929	$44,758

Income (loss) from operations:
Avenue A	917	(428)	1,331	(1,682)
Atlas DMT	(1,486)	(3,411)	(3,616)	(6,663)
Reconciling amounts	(2,297)	(10,722)	(4,396)	(21,638)

Total income (loss) from operations	(2,866)	(14,561)	(6,681)	(29,983)

The Company had no significant sales to international customers.

Pursuant to SFAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of June 30, 2002.

6.    Corporate Restructuring Charges

During January 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 70 employees. The Company recognized restructuring charges of $1,500, which included $1,100 relating to employee severance and benefits for terminated employees, all of which had been paid as of December 31, 2001, and $400 related to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, of which $333 had been paid as of June 30, 2002. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2002
(in thousands except share and per share amounts)
(unaudited)

During May 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 75 additional employees. The Company recognized restructuring charges of $2,166, which included $1,877 relating to employee severance and benefits for terminated employees, of which $1,856 had been paid as of June 30, 2002, and $114 related to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, all of which had been paid as of December 31, 2001. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet. The restructuring charge also included the write-down to fair value of certain impaired fixed assets of $174 pursuant to SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121).

7.    Stock Repurchase Program

In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program, under which up to $15,000 of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. The number of shares of common stock actually acquired, if any, by the Company will depend on subsequent developments, corporate needs and market conditions. There were no repurchases of the Company’s common stock during the period ended June 30, 2002.

8.    Legal Proceedings

The Company is currently the subject of lawsuits concerning the collection and use of Internet user information and a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. The Company is also the subject of a lawsuit claiming patent infringement. The Company believes all of these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of federal and state securities laws. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending class action lawsuits could seriously harm the Company’s business. In addition, any future claim by a government entity or other third party against the Company regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of federal and state securities laws could seriously harm the Company’s business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition”, included elsewhere in this report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects, results of operations and financial condition. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Avenue A, Inc. and subsidiaries.

Overview

We are a digital marketing services and technology company that seeks to help marketers acquire and retain customers across digital media. We are organized into two operating units, Atlas DMT and Avenue A.

Through our Atlas DMT operating unit, we provide our proprietary digital marketing management system known as the Atlas Digital Market Suite. This system provides large traditional advertising agencies, specialty interactive advertising agencies, and advertisers who buy media directly with the ability to manage online media planning, buying, ad serving, analysis, and optimization.

Avenue A is an interactive advertising agency that offers advertisers a suite of services that enables those advertisers to increase the effectiveness and return on investment of their Internet advertising campaigns. Our core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. We also generate revenue through our Strategic Partnership Program, in which we manage longer term exclusive or complex partnerships between our clients and Web sites or advertising networks, our Customer Targeting Program, in which we deliver tailored advertisements to the browsers of users that have previously visited our clients’ Web sites, our LifeCycle E-mail Program, in which we deliver targeted emails to specific customer segments, our Customer Insight Group, in which we develop and maintain an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future, Search Engine Optimization, which enables our clients to improve their rankings on Internet search engines, and Vital Signs, which provides our clients with the ability to gain insight on how their customers interact with the client’s Web site and respond to their marketing initiatives.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Recognizing revenue under gross and net method contracts;

•	Capitalizing software for internal use;

•	Recording stock-based compensation charges; and

•	Recording impairment charges under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

The majority of our revenue in 2002 and 2001 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. Under net method contracts, our clients are ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue, including revenue from our core services, the Strategic Partnership Program and Customer Targeting, is recognized over the period that the related advertising is delivered. Our LifeCycle E-mail and Search Engine Optimization Programs are volume based, and revenue is generally recognized when impressions are delivered. Vital Signs is a monthly subscription-based service, and revenue is recognized for each month that the subscription is provided. Revenue is generally recognized for our Customer Insight services under the percentage-of-completion method of accounting. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur consistent with the guidance in Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In addition, we recognize revenue for our Atlas Digital Marketing Suite based on usage of the system.

Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

We follow the provisions outlined in SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” related to the treatment of software costs. In the event that we market completed software originally developed for internal use, proceeds received from the license of such software, net of direct incremental costs of marketing, would be applied against the carrying amount of the software until the basis of the software has been reduced to zero. Subsequent proceeds would be recognized as revenue when earned. Any subsequent development of internal software would be subject to the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires capitalization of software development costs upon establishment of technological feasibility of the product.

In connection with the grant of certain stock options to employees and consultants, we recorded stock-based compensation charges representing the difference between the fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders’ equity and amortized, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). Under this method, approximately 52% of the deferred stock compensation is recognized in the first 12 months, 27% in the second 12 months, 15% in the third 12 months and 6% in the fourth 12 months.

In June 2001, the FASB issued SFAS No. 142, which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. We adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC in September 1999. As a result, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle for the six months ended June 30, 2002.

Estimates and Assumptions Related to Financial Statements

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those affecting revenues, the allowance for doubtful accounts, state, local and federal income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2002 and June 30, 2001

The following table presents, in dollars and as a percentage of revenue, unaudited statements of operations data for the three and six months ended June 30, 2002 and June 30, 2001. This information reflects all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any period are not necessarily indicative of results for any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001
	(in thousands except percentage amounts)				(in thousands except percentage amounts)
Revenue	$30,394	100.0%	$20,586	100.0%	$53,929	100.0%	$44,758	100.0%
Expenses:
Cost of revenue	22,031	72.5%	14,810	71.9%	38,752	71.9%	33,300	74.4%
Client support	3,507	11.5%	3,700	18.0%	6,845	12.7%	7,969	17.8%
Product development	1,566	5.2%	3,496	17.0%	3,298	6.1%	7,003	15.7%
Selling, general and administrative	4,241	13.9%	6,098	29.6%	7,867	14.6%	12,127	27.1%
Depreciation and amortization of property and equipment	1,157	3.8%	1,499	7.3%	2,318	4.3%	2,961	6.6%
Amortization of deferred stock compensation	758	2.5%	2,880	14.0%	1,530	2.8%	6,716	15.0%
Amortization of intangible assets	—	—	498	2.4%	—	—	999	2.2%
Corporate restructuring charges	—	—	2,166	10.5%	—	—	3,666	8.2%

Total expenses	33,260	109.4%	35,147	170.7%	60,610	112.4%	74,741	167.0%

Loss from operations	(2,866)	(9.4)%	(14,561)	(70.7)%	(6,681)	(12.4)%	(29,983)	(67.0)%
Interest income, net	1,110	3.7%	1,586	7.7%	2,359	4.4%	3,529	7.9%
Impairment of cost-basis investment	—	—	(2,500)	(12.1)%	—	—	(2,500)	(5.6)%

Net loss before cumulative effect of change in accounting principle	$(1,756)	(5.8)%	$(15,475)	(75.1)%	$(4,322)	(8.0)%	$(28,954)	(64.7)%

Cumulative effect of change in accounting principle	—	—	—	—	(1,330)	(2.5)%	—	—

Net loss	$(1,756)	(5.8)%	$(15,475)	(75.1)%	$(5,652)	(10.5)%	$(28,954)	(64.7)%

Revenue.    Revenue increased to $30.4 million for the three months ended June 30, 2002 from $20.6 million for the three months ended June 30, 2001. Revenue increased to $53.9 million for the six months ended June 30, 2002 from $44.8 million for the six months ended June 30, 2001. The increases in revenue were primarily due to increases in spending for our services among our existing clients. Revenue from our five largest clients increased to 71% for the three and six months ended June 30, 2002 compared to 65% and 57% for the three and six months ended June 30, 2001, respectively.

Cost of revenue.    Cost of revenue consists mainly of the costs of advertising space that we purchase from publishers’ Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery. Cost of revenue increased to $22.0 million, or 72.5% of revenue, for the three months ended June 30, 2002 from $14.8 million, or 71.9% of revenue, for the three months ended June 30, 2001. The dollar increase in cost of revenue was primarily due to increases in the volume of advertising space we purchased. The percentage increase in cost of revenue was primarily due to increased contributions from clients and products that have higher costs. Cost of revenue increased to $38.8 million, or 71.9% of revenue, for the six months ended June 30, 2002 from $33.3 million, or 74.4% of revenue, for the six months ended June 30, 2001. The dollar increase in cost of revenue was primarily due to increases in the volume of advertising space we purchased. The percentage decrease in cost of revenue were primarily due to increased revenue contribution from higher margin products such as the Strategic Partnership Program and consulting and improved pricing in our core services.

Client support.    Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees in our Avenue A business unit, within our Client Service teams as well as employees who support other revenue products such as the Strategic Partnership Program and consulting. Client support expenses also include employees in our Atlas DMT business unit, who support customers of the Atlas Digital Marketing Suite. Client support expenses decreased to $3.5 million, or 11.5% of revenue, for the three months ended June 30, 2002 from $3.7 million, or 18.0% of revenue for the three months ended June 30, 2001. Client support expenses decreased to $6.8 million, or 12.7% of revenue, for the six months ended June 30, 2002 from $8.0 million, or 17.8% of revenue for the six months ended June 30, 2001. The dollar decreases in client support expenses were primarily due to reductions in professional services fees associated with ad serving operations. The percentage decreases in client support expenses were primarily due to revenues increasing at a faster rate than expenses during the period.

Product development.    Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred for preparing our Atlas™ Digital Marketing Suite for sale to external clients. Product development expenses decreased to $1.6 million, or 5.2% of revenue, for the three months ended June 30, 2002 from $3.5 million, or 17.0% of revenue, for the three months ended June 30, 2001. Product development expenses decreased to $3.3 million, or 6.1% of revenue, for the six months ended June 30, 2002 from $7.0 million, or 15.7% of revenue, for the six months ended June 30, 2001. The decreases in product development expenses, on both a dollar and percentage of revenue basis, were primarily due to decreases in the number of personnel in product and software development supporting our Atlas™ Digital Marketing Suite. The percentage decreases in product development expenses was also due to revenues increasing at a faster rate than expenses during the applicable periods.

Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses decreased to $4.2 million, or 13.9% of revenue, for the three months ended June 30, 2002 from $6.1 million, or 29.6% of revenue, for the three months ended June 30, 2001. Selling, general and administrative expenses decreased to $7.9 million, or 14.6% of revenue, for the six months ended June 30, 2002 from $12.1 million, or 27.1% of revenue, for the six months ended June 30, 2001. The decreases in selling, general and administrative expenses, on both a dollar and percentage of revenue basis, were primarily due to a decrease in personnel expenses as a result of the reductions in workforce completed during 2001 and decreases in rent, marketing, legal, and professional services expenses. These decreases were offset slightly by a one-time charge of $271,000 associated with subleasing excess office space during the second quarter of 2002. The percentage decreases in selling, general and administrative expenses were also due to revenues increasing at a faster rate than expenses during the applicable periods.

Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment decreased to $1.2 million, or 3.8% of revenue, for the three months ended June 30, 2002 from $1.5 million, or 7.3% of revenue, for the three months ended June 30, 2001. Depreciation and amortization of property and equipment decreased to $2.3 million, or 4.3% of revenue, for the six months ended June 30, 2002 from $3.0 million, or 6.6% of revenue, for the six months ended June 30, 2001. The decreases in depreciation and amortization of property and equipment were primarily due to decreases in fixed asset purchases during 2002 and 2001 and decreases in fixed assets related to asset impairment charges during 2001.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $758,000, or 2.5% of revenue, for the three months ended June 30, 2002 from $2.9 million, or 14.0% of revenue, for the three months ended June 30, 2001. Amortization of deferred stock compensation decreased to $1.5 million, or 2.8% of revenue, for the six months ended June 30, 2002 from $6.7 million, or 15.0% of revenue, for the six months ended June 30, 2001. The dollar and percentage decreases were primarily related to our use of the accelerated method of amortization for our employee stock compensation arrangements, plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations.

Amortization of intangible assets.    Amortization of intangible assets relates to intangible assets recorded in connection with the purchase of Avenue A/NYC LLC in September 1999. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. As a result of SFAS No. 142, we determined that the intangible assets related to the Avenue A/NYC LLC acquisition were impaired and recognized an impairment charge on January 1, 2002 of $1.3 million that has been recorded as a cumulative effect of a change in accounting principle.

Corporate restructuring charges.    Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction programs completed during 2001.

Interest income, net.    Net interest income consists of earnings on our cash and cash equivalents. Net interest income decreased to $1.1 million, or 3.7% of revenue, for the three months ended June 30, 2002 from $1.6 million, or 7.7% of revenue, for the three months ended June 30, 2001. Net interest income decreased to $2.4 million, or 4.4% of revenue, for the six months ended June 30, 2002 from $3.5 million, or 7.9% of revenue, for the six months ended June 30, 2001. The decreases in net interest income were due to lower invested balances as a result of cash used and lower returns on our invested funds.

Impairment of cost-basis investment.    Impairment of cost-basis investment consists of an other-than-temporary write down of $2.5 million of a minority investment in a private company that was recorded during the second quarter of 2001.

Outlook for 2002

We believe that the Internet advertising market will not experience a significant economic recovery for the remainder of the year. While many of our clients remain cautious about the overall Internet advertising market, several have committed additional dollars to online advertising. In addition, we anticipate adding additional clients over the next six months. As a result of revenue generated mainly from current clients as well as from new clients, we anticipate our revenues for the three months ending September 30, 2002 will range from $33.0 to $36.0 million, an increase from the three months ended June 30, 2002. We expect our revenues for the year ending December 31, 2002 will range from $118.0 to $122.0 million, an increase from the year ended December 31, 2001. Additionally, we anticipate that the related costs of revenue will range from 70% to 75% of revenue, depending on the variety of services provided to our clients.

We expect to achieve net income, excluding amortization of deferred stock compensation and other non-recurring items, during the three months ended December 31, 2002. For the full year ended December 31, 2002, we do not anticipate reporting net income.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

As of June 30, 2002, we had cash and cash equivalents of $51.2 million and short-term investments of $66.7 million compared to $30.8 million in cash and cash equivalents and $86.9 million in short-term investments at December 31, 2001. We have a $6.0 million equipment term loan facility with a bank, of which $2.6 million was outstanding as of June 30, 2002.

Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2002. Net cash used in operating activities was $13.6 million for the six months ended June 30, 2001.

Net cash provided by investing activities was $19.0 million and $11.8 million for the six months ended June 30, 2002 and 2001, respectively. Net cash provided by investing activities for the six months ended June 30, 2002 and 2001 was primarily related to sales of marketable securities offset by purchases of equipment for our production systems and purchases of software.

Net cash used in financing activities was $591,000 and $623,000 for the six months ended June 30, 2002 and 2001, respectively. Net cash used in financing activities was primarily related to the payments of notes payable offset by proceeds from the issuance of common stock through our Employee Stock Purchase Plan and exercises of stock options during the six months ended June 30, 2002 and 2001.

As of June 30, 2002, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2006, and a note payable to a bank which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the financial statement impact of adoption of SFAS No. 143.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” We are in the process of evaluating the financial statement impact of adoption of SFAS No. 146.

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

We are subject to risks frequently encountered by companies in the Internet advertising market

Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet advertising industry. These risks include the need to:

•	attract new clients and maintain current client relationships;

•	achieve effective advertising campaign results for our clients;

•	continue to develop and upgrade our technologies to keep pace with the growth of the Internet advertising market and changes in technology;

•	continue to expand the number of services we offer;

•	successfully implement our business model, which is evolving;

•	maintain our reputation and build trust with our clients; and

•	identify, attract, retain and motivate qualified personnel.

If we do not successfully address these risks, our business could suffer.

We have a history of losses and may not achieve profitability

We incurred net losses of $98.8 million for the period from our inception on July 1, 1997 through December 31, 2001, and a net loss of $5.7 million for the six months ended June 30, 2002. As of June 30, 2002, our accumulated deficit was $103.8 million. We expect to continue to make operating and capital expenditures and, as a result, we will need to generate additional revenue to achieve profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to achieve or maintain profitability.

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

Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:

•	fluctuating demand for our advertising services and technologies and changes in the mix of advertisements placed and services provided;

•	addition of new clients or loss of current clients;

•	seasonal fluctuations in advertising spending;

•	timing variations on the part of advertisers to implement advertising campaigns;

•	changes in the availability and pricing of advertising space;

•	timing and amount of our costs; and

•	costs related to any possible future acquisitions of technologies or businesses.

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. If our expenses are not accompanied by sufficient revenue in the same quarter, our quarterly operating results could be harmed.

The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business

If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as an advertising medium, the willingness of our potential clients to outsource their Internet advertising and marketing needs, and our ability to sell technology services to advertising agencies. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients’ total advertising budgets. Our current and potential clients may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising services may deteriorate or develop more slowly than expected. In addition, “filter” software programs are available that limit or prevent advertising from being delivered to an Internet user’s computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising.

We rely on a limited number of clients, and the loss of a major client or a reduction in a major client’s Internet advertising budget could significantly reduce our revenue

Our business would be harmed by the loss of any of our major clients, a reduction in the Internet advertising budgets of any of these clients or any significant reduction in revenue generated from these clients. Current clients may decide not to continue purchasing advertising services from us or may significantly reduce their advertising spending, and we may not be able to successfully attract additional clients. In addition, the non-payment of amounts due to us from one or more of our significant clients could harm our business.

Our client contracts have short terms, and the loss of one or more of these contracts in a short period of time could harm our business

We derive substantially all of our revenue from the sale of advertising services under short-term advertising campaign services contracts, all of which are cancelable upon 90 days’ or less notice. In addition, these contracts generally do not contain penalty provisions for cancellation before the end of the contract term. The non-renewal, cancellation or deferral of a significant number of these contracts in any one period could cause an immediate and significant decline in our revenue and harm our business.

Our business may be seriously harmed by third-party litigation against us relating to the collection and use of Internet user information

We are a defendant in pending class action lawsuits alleging, among other things, that our collection and use of Internet user information violates federal and state laws. We may be subject to additional suits in the future regarding our collection and use of Internet user information. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may require us to pay substantial damages, be prevented from conducting targeted advertising and aggregating data from our clients’ advertising campaigns, and otherwise seriously harm our business. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and we may be subject to similar claims. Such claims and any other claim by a government entity or other third party against us regarding our collection and use of Internet user information could seriously harm our business.

Defaults by issuers of short-term debt could harm our financial condition

Our short-term investments represent a significant portion of our cash position. As of June 30, 2002, short-term investments constituted $66.7 million of our cash position of $117.9 million. If issuers of the short-term debt in which we have invested defaulted or if the market value of such investments becomes impaired, such defaults and impairments could significantly harm our financial condition.

Privacy concerns could lead to legislative and other limitations on our ability to collect personal data from Internet users, including limitations on our use of cookie or action tag technology and user profiling

Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use “cookies” and “action tags” to track Internet users and their online behavior to build anonymous user profiles. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients’ or prospective clients’ Web sites and some LifeCycle E-mails. This enables our measurement of an advertising campaign’s effectiveness in driving consumers to specific actions. We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. The European Parliament further is considering provisions to an electronic communications directive that, if adopted by the European Union, would limit the use of cookies without the prior and explicit consent of European Union users. Germany has imposed its own laws limiting the use of user profiling, and other countries may impose similar limitations. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, Internet browser software upgrades may result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. Finally, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit our ability to use cookies and action tags. If our ability to use cookies or action tags or to build user profiles were substantially restricted, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all.

Our business may be seriously harmed by litigation alleging violations of federal and state securities laws

We, some of our officers and directors, a former officer, and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a pending consolidated class action lawsuit that alleges violations of federal and state securities laws in connection with our initial public offering. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters’ compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and the rescission of the sale of shares in the initial public offering, and may otherwise seriously harm our business.

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

In addition, other parties may claim that our technologies, processes or methods infringe their patents. For example, in November 2001, we received correspondence from counsel for 24/7 Media, Inc. alleging that we infringe claims of U.S. Patent No. 6,026,368. We recently filed a lawsuit against 24/7 Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid, and 24/7 Media has counterclaimed, seeking dismissal of our claim and alleging current and past infringement of this patent. Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies, and we expect this type of litigation to increase in the future. Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

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

Our use of the name “Avenue A” may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name

Our use of the name “Avenue A” may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using this name. We are aware of third parties that use marks or names, including Internet domain names, that contain the words “Avenue,” “Avenue A” or similar words, one of which is a Canadian advertising agency. There may be other third parties using names similar to ours of whom we are unaware. We may be subject to challenges or trademark infringement claims by third parties as a result of our use of the name “Avenue A.” As a result of such infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using the name “Avenue A” unless we enter into royalty, license or coexistence agreements. We may not be able to obtain royalty, license or coexistence agreements on terms acceptable to us, if at all. Use of the name “Avenue A” or similar names by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

Failure of our services to perform properly or improper use of our services by our clients could give rise to legal claims against us or damage our reputation

If our technology-based services fail to perform properly for our clients, we may be exposed to liability to our clients or to their customers for whom our clients used our services. In addition, our clients may use our technology-based services in a manner that fails to comply with applicable laws, including but not limited to laws and regulations surrounding the Internet. For example, because our services may be used by clients to transmit information over the Internet, our services might be used by clients to transmit information that violates laws or regulations, or to transmit negative messages, unauthorized reproduction of copyrighted material, inaccurate data, harmful applications or computer viruses to end-users in the course of delivery. Any claims made against us arising in connection with our clients’ use of our services, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from business operations. In addition, such claims may require us to pay substantial damages, modify or discontinue some of our services and otherwise seriously harm our business and damage our reputation.

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

Our future success also depends on our ability to attract, retain and motivate highly skilled personnel. If we fail to hire and retain a sufficient number of qualified client service, product development, sales and technical personnel, we may not be able to maintain or expand our business.

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

We may not be able to compete successfully in the market for Internet advertising

The market for Internet advertising is relatively new, yet competitive. We compete most directly with Internet media buyers that integrate ad serving technology and Internet media buying. We also compete with interactive advertising agencies, enabling online advertising technology providers such as DoubleClick Inc., advertising networks, targeted email service providers and traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients. In addition, we compete with other traditional advertising agencies that use traditional advertising media, and in general we compete with television, radio, cable and print media for a share of advertisers’ budgets.

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

Consolidation of Internet advertising networks, large Internet portals and web publishers may impair our ability to serve advertisements, to acquire advertising space at favorable rates and to collect campaign data

The consolidation of Internet advertising networks, large Internet portals and web publishers could harm our business. This type of consolidation could eventually lead to a concentration of desirable advertising space on a very small number of networks and large Web sites. This type of concentration could substantially impair our ability to serve advertisements if these networks or large Web sites decide not to permit us to serve advertisements on their Web sites or if they develop ad placement systems that are not compatible with our ad serving systems. These networks or Web sites could also use their greater bargaining power to increase their rates for advertising space or prohibit or limit our aggregation of advertising campaign data. In addition, concentration of desirable advertising space in a small number of networks and Web sites could diminish the value of our advertising campaign databases, as the value of these databases depends on the continuous aggregation of data from advertising campaigns on a variety of different Web sites and advertising networks.

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

Our services are substantially dependent on certain systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area and Weehawken, New Jersey at facilities operated by Exodus Communications, Inc. Additionally, Speedera Networks Inc. provides content delivery for us at their facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Web sites and advertising networks due to system failures unrelated to our own systems. For example, power outages at one of our co-location facilities, including one outage that lasted for approximately five hours, have prevented us from serving advertisements, tracking user responses and providing performance reports to our clients. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

Our operations may be adversely affected by earthquakes, power outages or increased energy costs in the Pacific Northwest

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time to time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. In addition, the Pacific Northwest may experience power shortages or outages and has experienced increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and harm our business. Power shortages or increased energy costs in the Northwest could adversely affect the region’s economy and decrease regional demand for our services, which could reduce our revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

Our operations may be adversely affected by the economic impact of terrorist attacks and potential terrorist activities

The success of our business depends on the overall demand for our services and the growth of the Internet advertising industry. Advertising in general is sensitive to general economic conditions and consumer confidence. The terrorist attacks against the United States on September 11, 2001 and other terrorist activities have created significant economic and political uncertainties in an already weakened national economy. These increased uncertainties may have an adverse effect on the advertising industry, result in the reduction of our clients’ advertising budgets, weaken demand for our services and result in a decrease in our revenues.

There may be risks related to our prior use of Arthur Andersen LLP as our independent auditors

Arthur Andersen LLP (“Andersen”) served as our independent auditor from 1998 until May of 2002, when the Board of Directors dismissed Andersen. Our access to the capital markets could be impaired because Andersen can no longer make representations on our behalf with respect to audits completed by Andersen prior to its dismissal. In addition, it is possible that the Securities and Exchange Commission may cease accepting financial statements which were audited by Andersen. If it is necessary for us to re-audit our prior financial statements, such a change could disrupt our operations and divert the attention of our management from other business matters, and we could experience additional cost or delay in completing our periodic reports required to be filed with the SEC.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources

We may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current business. Any future acquisition or investment may require us to use significant amounts of cash, make potentially dilutive issuances of equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, services and personnel of acquired businesses;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	diversion of management’s attention from other business concerns;

•	unavailability of favorable financing for future acquisitions;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	responsibility for liabilities of acquired businesses;

•	inability to maintain our standards, controls, procedures and policies; and

•	increased fixed costs.

Clients may attempt to prohibit us from providing services to their competitors, limiting our business opportunities

To use our services more effectively, clients often provide us with confidential business and marketing information. Many companies are wary of third parties having access to this information, because access by third parties increases the risk that confidential business and marketing information may become known, even if unintentionally, to these companies’ competitors. These confidentiality concerns may prompt our clients to attempt to contractually prohibit us from managing the Internet advertising campaigns of their competitors. Limitation of our client base in a particular industry in this manner could limit the growth of our business.

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

Legislation or regulations may be adopted that could impair our ability to provide our services to clients or otherwise harm our business

Legislation or regulations may be adopted that could impair our ability to provide our services to clients or otherwise harm our business. The legal and regulatory environment governing the Internet and Internet advertising is uncertain and may change. Laws and regulations may be adopted covering issues such as privacy, pricing, acceptable content, taxation, consumer protection and quality of products and services on the Internet. These laws and regulations could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising medium. Also, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of advertising networks or Web sites. Any of these developments could harm our business. In addition, the accounting rules and standards that govern the presentation of financial statements are subject to uncertainty, have changed in the past and may change in the future. Changes in these rules and standards, including the rules and standards governing areas such as revenue recognition and expensing of stock options, may require changes in our financial statement presentation. Such changes could alter the perceptions of securities analysts or investors, which could have an adverse affect on our stock price.

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

We may not be able to adapt to rapidly changing Internet technology trends and evolving industry standards

The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing client demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our services obsolete. Our future success will depend on our ability to adapt to rapidly changing technologies, enhance our existing Internet advertising services and develop and introduce a variety of new services to address our clients’ changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our services. In addition, any new services or enhancements must meet the requirements of our current clients and must achieve market acceptance. Material delays in introducing new services and enhancements may cause clients to discontinue use of our services and use the services of our competitors.

We cannot assure you that our common stock will continue to be listed on the Nasdaq National Market, and delisting could further depress our stock price and make it more difficult for us to raise capital

Our common stock is currently listed on the Nasdaq National Market. To maintain such listing, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. Our common stock has traded below the $1.00 minimum bid requirement at certain times. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we were to otherwise fail to meet Nasdaq’s ongoing listing criteria, Nasdaq could initiate delisting procedures at any time. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws.

Our stock price has been and may continue to be volatile

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 57-week period ended July 26, 2002, the closing price of our common stock ranged from $0.73 to $3.59 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	quarterly variations in our operating results;

•	announcements by us or our competitors of new products or services, significant contracts, acquisitions or business relationships with other companies;

•	publicity about our company, our services, our competitors, or Internet advertising in general;

•	additions or departures of key personnel;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are Internet-related.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of several securities class action lawsuits and may be the target of additional lawsuits in the future. This litigation and any future securities litigation against us could result in substantial costs and divert our management’s attention from business concerns, which could harm our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk due to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, government and investment-grade debt securities issued by corporations. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. However, we also have risk due to changes in the financial condition of issuers of those debt securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are currently the subject of three lawsuits concerning our collection and use of Internet user information. In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits — Werber v. Avenue A, Inc., and Bowles v. Avenue A, Inc. — agreed to join the Chance case as plaintiffs rather than pursue their own individual cases against us. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. The plaintiffs seek declaratory and injunctive relief as well as monetary damages and disgorgement of profits that we have received in connection with the alleged illegal practices. On September 17, 2001, the Court granted our motion for summary judgment and entered judgment in our favor. On October 15, 2001, plaintiffs filed a notice of appeal.

In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that we have received in connection with the alleged illegal practices. On or about February 12, 2002, we filed a notice of removal in federal district court, thereby removing the case to federal court. On July 31, 2002, the federal district court remanded the case to state court.

In Garcia v. Avenue A, Inc., the plaintiff, on behalf of herself and all others similarly situated in the State of California, filed a class action complaint against us on or about October 9, 2001, in the Superior Court for San Bernardino County, California. The complaint contains the following claims relating to our collection and use of Internet user information: (1) invasion of privacy in violation of article I, section 1 of the California Constitution, (2) common law invasion of privacy, (3) violation of California Penal Code §§ 631 et seq. (the California wiretapping and eavesdropping statutes), (4) violation of California Business & Professions Code §§ 17200 et seq. (the California unfair competition statute), and (5) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages.

We have been named as a defendant in a consolidated amended class action complaint filed in the United States District Court for the Southern District of New York on or about April 19, 2002 and captioned In re Avenue A, Inc. Initial Public Offering Securities Litigation. This consolidated complaint relates to several previously filed class action complaints, the first of which was originally filed on or about June 15, 2001. Class certification for the consolidated complaint has not been granted, discovery has not yet commenced, and a trial date has not been set. Plaintiffs filed the suit on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. The complaint also names as defendants Morgan Stanley & Co., Salomon Smith Barney, Inc., Thomas Weisel Partners, LLC, and RBC Dain Rauscher, Inc., certain of the underwriters of our initial public offering; Brian P. McAndrews, our President and Chief Executive Officer; Nicolas Hanauer, our Chairman of the Board; and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiffs seek monetary damages. The complaint alleges violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaint alleges incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our common stock. It also alleges that the Securities and Exchange Commission and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaint. We have no knowledge as to whether Avenue A or our initial public offering is the subject of any such investigation.

This consolidated complaint is among over 300 similar consolidated class action lawsuits filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The court has coordinated the cases under a single case number for pretrial proceedings.

On or about April 19, 2002, we filed a lawsuit against 24/7 Media, Inc. in the United States District Court for the Western District of Washington seeking a declaratory judgment that Avenue A is not infringing any claims of U.S. patent no. 6,026,368 and/or that the claims of the patent are invalid. On May 10, 2002, 24/7 Media filed an answer to our complaint and counterclaim against Avenue A that alleges current and past infringement by Avenue A of the patent. The counterclaim seeks dismissal of our claim, an injunction against us and our affiliates from further alleged infringement of the patent and an award of treble damages and attorney’s fees.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds

On February 28, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file no. 333-92301) as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. As of June 30, 2002, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 8, 2002. The sole proposal voted upon and the results of the voting are as follows:

The following nominees for election as Directors, each to hold office for a three-year term as defined in the proxy statement relating to the Annual Meeting and until his successor is duly elected and qualified, received not less than 37,272,849 votes, which represents 99.66% of the shares voted. Each nominee received the number of votes set forth opposite his respective name:

Nominee	For	Withheld
Nicolas J. Hanauer	37,339,806	60,015
Brian P. McAndrews	37,272,849	126,972
Jack Sansolo	37,334,572	65,249

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K

10.1	Sublease Agreement between the Company and Mobliss, Inc., dated February 1, 2002

10.2	Sublease Agreement between the Company and Open Interface North America, Inc., dated June 6, 2002

99.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On May 31, 2002, we filed a report on Form 8-K which announced that on April 17, 2002, we filed a complaint for declaratory judgment against 24/7 Media. The complaint seeks a declaratory judgment that 24/7’s United States Patent No. 6,026,368, entitled “On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers” (the “‘368 Patent”), is invalid and/or not infringed by the activities and products of Avenue A. The complaint also seeks an injunction prohibiting 24/7 Media and its affiliates from asserting the ‘368 Patent against us or from suggesting that we are infringing any aspect of the ‘368 Patent. On May 10, 2002, 24/7 Media filed an answer to our complaint and counterclaim against Avenue A that alleges current and past infringement by Avenue A of the ‘368 Patent. The counterclaim seeks dismissal of our claim, an injunction against us and our affiliates from further alleged infringement of the ‘360 Patent and an award of treble damages and attorney’s fees. We believe that the claims set forth in 24/7’s counterclaim are without merit.

On June 3, 2002, we filed a report on Form 8-K which announced that we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent accountant and subsequently engaged KPMG LLP (“KPMG”) as our independent accountant to audit our financial statements for the fiscal year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

AVENUE A, INC.

By:	/s/ MICHAEL VERNON
Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)