Form 10-Q
period 2002-09-30
AVENUE A INC
filed 2002-11-14
CIK 1071806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-29361

AVENUE A, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1819567
(State of Incorporation)	(I.R.S. Employer Identification Number)

506 Second Avenue, 9th Floor
Seattle, Washington 98104
(Address of principal executive offices)

(206) 816-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2002 was 58,849,034

AVENUE A, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

AVENUE A, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$49,102	$30,821
Short-term investments	66,347	86,933
Accounts receivable, net of allowance of $1,560 and $1,234 at September 30, 2002 and December 31, 2001, respectively	20,429	16,127
Other receivables	783	1,369
Prepaid expenses and other current assets	663	242

Total current assets	137,324	135,492

Property and equipment, net	4,763	6,664
Intangible assets, net	—	1,330
Other assets	817	1,325

Total assets	$142,904	$144,811

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,432	$16,769
Accrued expenses	10,215	8,679
Notes payable, current portion	1,778	2,000
Deferred revenue	444	488

Total current liabilities	32,869	27,936

Notes payable, less current portion	278	1,555

Total liabilities	33,147	29,491

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 58,140 and 58,413 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	581	584
Paid-in capital	215,594	216,884
Deferred stock compensation	(1,600)	(4,063)
Subscription receivable	(347)	(548)
Accumulated deficit	(104,503)	(98,173)
Accumulated other comprehensive income	32	636

Total shareholders’ equity	109,757	115,320

Total liabilities and shareholders’ equity	$142,904	$144,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVENUE A, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$34,372	$20,419	$88,300	$65,176
Expenses:
Cost of revenue	24,241	13,629	62,992	46,929
Client support (excluding amortization of deferred stock compensation of $459, $1,352, $1,308, and $4,482, respectively)	3,620	2,636	10,465	10,605
Product development (excluding amortization of deferred stock compensation of $131, $853, $515, and $3,182, respectively)	1,555	2,919	4,853	9,922
Selling, general, and administrative (excluding amortization of deferred stock compensation of $149, $532, $446, and $1,789, respectively)	4,001	4,052	11,869	16,178
Depreciation and amortization of property and equipment	1,193	1,431	3,510	4,392
Amortization of deferred stock compensation	739	2,737	2,269	9,453
Corporate restructuring charges	497	—	497	3,666
Amortization of intangible assets	—	504	—	1,503
Impairment of fixed assets	—	550	—	550

Total expenses	35,846	28,458	96,455	103,198

Loss from operations	(1,474)	(8,039)	(8,155)	(38,022)
Interest income, net	797	1,472	3,155	5,001
Impairment of cost-basis investment	—	—	—	(2,500)

Net loss before cumulative effect of change in accounting principle	(677)	(6,567)	(5,000)	(35,521)
Cumulative effect of change in accounting principle	—	—	(1,330)	—

Net loss	$(677)	$(6,567)	$(6,330)	$(35,521)

Basic and diluted net loss per share before change in accounting principle	$(0.01)	$(0.11)	$(0.09)	$(0.62)
Cumulative effect of change in accounting principle	—	—	(0.02)	—

Basic and diluted net loss per share	$(0.01)	$(0.11)	$(0.11)	$(0.62)

Shares used in computing basic and diluted net loss per share	58,368	57,346	58,302	57,042

Comprehensive loss:
Net loss	$(677)	$(6,567)	$(6,330)	$(35,521)
Items of comprehensive income (loss)	60	20	(604)	305

Comprehensive loss	$(617)	$(6,547)	$(6,934)	$(35,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVENUE A, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,330)	$(35,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,779	15,352
Impairment of intangible assets	1,330	—
Non-cash compensation	335	323
Impairment of cost-basis investment and long-lived assets	—	4,095
Changes in assets and liabilities:
Accounts receivable, net	(4,302)	25,579
Other receivables and other current assets	169	(698)
Other assets	513	1,849
Accounts payable	3,663	(28,993)
Accrued expenses	1,536	3,038
Deferred revenue	(44)	101

Net cash provided by (used in) operating activities	2,649	(14,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,616)	(1,075)
Sales of marketable securities, net	19,980	15,448

Net cash provided by investing activities	18,364	14,373

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(1,499)	(1,500)
Proceeds from issuance of common stock and exercises of common stock options, net	559	463
Repurchases of common stock	(1,792)	—

Net cash used in financing activities	(2,732)	(1,037)

Net increase (decrease) in cash and cash equivalents	18,281	(1,539)
Cash and cash equivalents, beginning of period	30,821	38,888

Cash and cash equivalents, end of period	$49,102	$37,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).

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
September 30, 2002
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

The Company follows Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” This pronouncement summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition. In addition, the Company follows the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

In accordance with EITF 99-19, the majority of the Company’s revenue is recognized under the gross method, which consists of the gross value of the Company’s billings to the Company’s clients and includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to the Company’s clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. The Company also recognizes revenue for certain contracts under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company’s client that is party to the contract is ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered, which includes revenue from the Company’s core services, the Strategic Partnership Program and Customer Targeting. The LifeCycle E-mail and Search Engine Optimization Programs are volume based, and revenue is generally recognized when impressions are delivered. Vital Signs is a monthly subscription-based service, and revenue is recognized for each month that the subscription is provided. Revenue is generally recognized for Customer Insight services under a proportional performance method of accounting. It is the Company’s policy to recognize any loss on services as soon as management estimates indicate a loss will occur. In addition, the Company recognizes revenue for the Atlas Digital Marketing Suite based on usage of the system. Revenue recognized under gross and net method contracts for the three months and nine months ended September 30, 2002 and September 30, 2001 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gross revenue	$28,876	$17,632	$76,619	$60,003
Net revenue	5,496	2,787	11,681	5,173

Total revenue	$34,372	$20,419	$88,300	$65,176

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
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

The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Customer A	30%	*	27%	*
Customer B	21%	16%	21%	14%
Customer C	*	13%	*	11%

*	Less than 10%

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from the same customers is as follows (if applicable):

	September 30, 2002	December 31, 2001
Customer A	16%	11%
Customer B	24%	22%
Customer C	13%	*

*	Less than 10%

Computation of Basic and Diluted Net Loss Per Share:  Historical net loss per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net loss per share on a historical basis is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares issued upon exercise of common stock options are antidilutive.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(in thousands except share and per share amounts)
(unaudited)

Recent Accounting Pronouncements:  In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 143.

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

3.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Loss (numerator for basic and diluted)	$(677)	$(6,567)	$(6,330)	$(35,521)

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	58,509,273	58,066,905	58,545,057	58,096,399
Less:
Weighted average common shares subject to repurchase	141,341	720,751	242,969	1,054,658

Shares used in computation	58,367,932	57,346,154	58,302,088	57,041,741

Basic and diluted net loss per share	$(.01)	$(.11)	$(.11)	$(.62)

The Company’s stock option plans consist of the 1998 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 2000 Stock Incentive Compensation Plan (the Plans). At September 30, 2002 and 2001, options to purchase 13,498,223 shares of common stock (including options to purchase 450,000 shares of common stock outstanding outside of the Plans) and options to purchase 12,873,942 shares of common stock (including options to purchase 450,000 shares of common stock outstanding outside of the Plans), respectively, and 121,433 and 651,876 shares of common stock subject to repurchase rights, respectively, were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

4.    Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, the Company reclassified all previously recorded intangible assets as

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(in thousands except share and per share amounts)
(unaudited)

goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, the Company recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated financial statements.

Net loss and loss per share for the three and nine months ended September 30, 2001 adjusted to exclude intangible asset amortization expense are as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net loss:
Reported net loss	$(6,567)	$(35,521)
Amortization of intangible assets	504	1,503

Adjusted net loss	$(6,063)	$(34,018)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.11)	$(0.62)
Amortization of intangible assets	0.01	0.03

Adjusted basic and diluted net loss per share	$(0.10)	$(0.59)

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
September 30, 2002
(in thousands except share and per share amounts)
(unaudited)

During the three and nine months ended September 30, 2002, segment income (loss) from operations included an allocation of a portion of the Company’s corporate expenses. However, segment income (loss) from operations excluded amortization and non-cash stock compensation expenses as these are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker. During the three and nine months ended September 30, 2001, segment income (loss) from operations excluded an allocation of the Company’s corporate expenses and amortization and non-cash compensation expenses as well as corporate restructuring charges as these items are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker. Comparative amounts for prior periods under the current method of segment reporting are not practicable.

Reconciling items include the elimination of intersegment revenue, as Atlas DMT provides the Atlas Digital Marketing Suite to Avenue A, and corporate expense and other non-recurring items not allocated to segments. Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Avenue A	$33,724	$20,411	$87,404	$65,169
Atlas DMT	5,372	2,844	11,724	9,572
Intersegment eliminations	(4,724)	(2,836)	(10,828)	(9,565)

Total revenue	$34,372	$20,419	$88,300	$65,176

Income (loss) from operations:
Avenue A	1,018	1,979	2,348	300
Atlas DMT	(258)	(2,642)	(3,874)	(9,321)
Reconciling amounts	(2,234)	(7,376)	(6,629)	(29,001)

Total loss from operations	(1,474)	(8,039)	(8,155)	(38,022)

The Company had no significant sales to international customers.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of September 30, 2002.

6.    Corporate Restructuring Charges

During January 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 70 employees. The Company recognized restructuring charges of $1,500, which included $1,100 relating to employee severance and benefits for terminated employees, all of which had been paid as of December 31, 2001, and $400 relating to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, of which $333 had been paid as of September 30, 2002. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet.

AVENUE A, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2002
(in thousands except share and per share amounts)
(unaudited)

During May 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 75 additional employees. The Company recognized restructuring charges of $2,166, which included $1,877 relating to employee severance and benefits for terminated employees, of which $1,856 had been paid as of September 30, 2002, and $114 relating to existing lease agreements for office space that is no longer in use and other liabilities for which there is a contractual obligation, all of which had been paid as of December 31, 2001. The remaining amounts are included in the accrued liabilities in the accompanying condensed consolidated balance sheet. The restructuring charge also included the write-down to fair value of certain impaired fixed assets of $174 pursuant to SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

In September 2002, the Company initiated a cost reduction program that resulted in the elimination of 16 positions at Atlas DMT. The Company recognized a restructuring charge of $497, all of which related to employee severance and benefits for terminated employees, of which $486 had been paid as of September 30, 2002.

7.    Stock Repurchase Program

In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program, under which up to $15,000 of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. The number of shares of common stock actually acquired by the Company will depend on subsequent developments, corporate needs and market conditions. During the quarter ended September 30, 2002, the Company repurchased 714,500 shares of common stock for $1,792.

8.    Legal Proceedings

The Company is currently the subject of lawsuits concerning the collection and use of Internet user information and a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. The Company is also the subject of a lawsuit claiming patent infringement. The Company believes all of these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of federal and state securities laws. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The lawsuits could seriously harm the Company’s business. In addition, any future claim by a government entity or other third party against the Company regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of federal and state securities laws could seriously harm the Company’s business.

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

Overview

We are a digital marketing services and technology company that seeks to help marketers acquire and retain customers through the use of digital media. We are organized into two operating units, Atlas DMT and Avenue A.

Through our Atlas DMT operating unit, we provide our proprietary digital marketing management system known as the Atlas Digital Market Suite. This system provides large traditional advertising agencies, specialty interactive advertising agencies, and advertisers who buy media directly with the ability to manage online media planning, buying, ad serving, analysis, and optimization.

Avenue A is an interactive advertising agency that offers advertisers a suite of services designed to enable advertisers to increase the effectiveness and return on investment of their Internet advertising campaigns. Our core services include media planning and buying, ad serving, campaign analysis, optimization and data collection and aggregation. We also generate revenue through our Strategic Partnership Program, in which we manage longer term exclusive or complex partnerships between our clients and Web sites or advertising networks, our Customer Targeting Program, in which we deliver tailored advertisements to the browsers of users that have previously visited our clients’ Web sites, our LifeCycle E-mail Program, in which we deliver targeted emails to specific customer segments, our Customer Insight Group, in which we develop and maintain an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future, Search Engine Optimization, which enables our clients to improve their rankings on Internet search engines, and Vital Signs, which provides our clients with the ability to gain insight on how their customers interact with the client’s Web site and respond to their marketing initiatives.

Critical Accounting Policies

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Recognizing Revenue Under Gross and Net Method Contracts

The majority of our revenue in 2002 and 2001 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. Under net method contracts, our clients are ultimately responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue, including revenue from our core services, the Strategic Partnership Program and Customer Targeting, is recognized over the period that the related advertising is delivered. Our LifeCycle E-mail and Search Engine Optimization Programs are volume based, and revenue is generally recognized when impressions are delivered. Vital Signs is a monthly subscription-based service, and revenue is recognized for each month that the subscription is provided. Revenue is generally recognized for our Customer Insight services under a proportional performance method of accounting. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur. In addition, we recognize revenue for our Atlas Digital Marketing Suite based on usage of the system.

Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

Capitalizing Software for Internal Use

We follow the provisions outlined in SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” related to the treatment of software costs. In the event that we market completed software originally developed for internal use, proceeds received from the license of such software, net of direct incremental costs of marketing, would be applied against the carrying amount of the software until the basis of the software has been reduced to zero. Subsequent proceeds would be recognized as revenue when earned. Any subsequent development of internal software would be subject to the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires capitalization of software development costs upon establishment of technological feasibility of the product.

Recording Stock-Based Compensation Charges

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

Recording Impairment Charges under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

In June 2001, the FASB issued SFAS No. 142, which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. We adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC in September 1999. Upon adoption of SFAS No. 142, we reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle for the nine months ended September 30, 2002.

Estimates and Assumptions Related to Financial Statements

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenues, the allowance for doubtful accounts, state, local and federal income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Washington State tax authorities issued a ruling that permits us to exclude amounts paid by us to purchase media for clients, that is ultimately billed to and paid for by clients, from the measure of Washington State business and occupation tax. We believe we will receive reporting instructions from Washington State tax authorities that might disallow this exclusion in future periods. If we receive instructions disallowing the exclusion, we will consider alternatives to mitigate the adverse tax consequences.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2002 and September 30, 2001

The following table presents, in dollars and as a percentage of revenue, unaudited statements of operations data for the three and nine months ended September 30, 2002 and September 30, 2001. This information reflects all adjustments, consisting only of normal, recurring adjustments, that we consider necessary for a fair presentation of such information. The results of any period are not necessarily indicative of results for any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002		2001
	(in thousands except percentage amounts)				(in thousands except percentage amounts)
Revenue	$34,372	100.0%	$20,419	100.0%	$88,300	100.0%	$65,176	100.0%
Expenses:
Cost of revenue	24,241	70.5%	13,629	66.7%	62,992	71.3%	46,929	72.0%
Client support	3,620	10.5%	2,636	12.9%	10,465	11.9%	10,605	16.3%
Product development	1,555	4.5%	2,919	14.3%	4,853	5.5%	9,922	15.2%
Selling, general and administrative	4,001	11.6%	4,052	19.8%	11,869	13.4%	16,178	24.8%
Depreciation and amortization of property and equipment	1,193	3.5%	1,431	7.0%	3,510	4.0%	4,392	6.7%
Amortization of deferred stock compensation	739	2.2%	2,737	13.4%	2,269	2.6%	9,453	14.5%
Corporate restructuring charges	497	1.4%	—	—	497	0.6%	3,666	5.6%
Amortization of intangible assets	—	—	504	2.5%	—	—	1,503	2.3%
Impairment of fixed assets	—	—	550	2.7%	—	—	550	0.8%

Total expenses	35,846	104.3%	28,458	139.4%	96,455	109.2%	103,198	158.3%

Loss from operations	(1,474)	(4.3)%	(8,039)	(39.4)%	(8,155)	(9.2) %	(38,022)	(58.3)%
Interest income, net	797	2.3%	1,472	7.2%	3,155	3.6%	5,001	7.7%
Impairment of cost-basis investment	—	—	—	—	—	—	(2,500)	(3.8)%

Net loss before cumulative effect of change in accounting principle	$(677)	(2.0)%	$(6,567)	(32.2)%	$(5,000)	(5.7)%	$(35,521)	(54.5)%

Cumulative effect of change in accounting principle	—	—	—	—	(1,330)	(1.5)%	—	—

Net loss	$(677)	(2.0)%	$(6,567)	(32.2)%	$(6,330)	(7.2)%	$(35,521)	(54.5)%

Revenue.    Revenue increased to $34.4 million for the three months ended September 30, 2002 from $20.4 million for the three months ended September 30, 2001. Revenue increased to $88.3 million for the nine months ended September 30, 2002 from $65.2 million for the nine months ended September 30, 2001. The increases in revenue were primarily due to increases in spending for our services among our existing clients. Revenue from our five largest clients increased to 71% for the three and nine months ended September 30, 2002 compared to 52% and 57% for the three and nine months ended September 30, 2001, respectively.

Cost of revenue.    Cost of revenue consists mainly of the costs of advertising space that we purchase from publishers’ Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery. Cost of revenue increased to $24.2 million, or 70.5% of revenue, for the three months ended September 30, 2002 from $13.6 million, or 66.7% of revenue, for the three months ended September 30, 2001. The dollar increase in cost of revenue was primarily due to increases in the volume of advertising space we purchased. The percentage increase in cost of revenue was primarily due to increased contributions from clients and products that have higher costs. Cost of revenue increased to $63.0 million, or 71.3% of revenue, for the nine months ended September 30, 2002 from $46.9 million, or 72.0% of revenue, for the nine months ended September 30, 2001. The dollar increase in cost of revenue was primarily due to increases in the volume of advertising space we purchased. The percentage decrease in cost of revenue was primarily due to an increased amount of revenue from products with lower costs.

Client support.    Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees in our Avenue A business unit, within our Client Service teams as well as employees who support other revenue products such as the Strategic Partnership Program and consulting. Client support expenses also include employees in our Atlas DMT business unit, who support customers of the Atlas Digital Marketing Suite. Client support expenses increased to $3.6 million, or 10.5% of revenue, for the three months ended September 30, 2002 from $2.6 million, or 12.9% of revenue for the three months ended September 30, 2001. The dollar increase in client support expenses was primarily due to increases in professional services fees associated with ad serving operations and increases in salaries related to the addition of employees to support new clients. The percentage decrease in client support expenses was primarily due to revenues increasing at a faster rate than expenses during the period. Client support expenses decreased to $10.5 million, or 11.9% of revenue, for the nine months ended September 30, 2002 from $10.6 million, or 16.3% of revenue for the nine months ended September 30, 2001. The dollar decrease in client support expenses was primarily due to reductions in professional services fees associated with ad serving operations. The percentage decrease in client support expenses was primarily due to revenues increasing at a faster rate than expenses during the period.

Product development.    Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred for preparing our Atlas™ Digital Marketing Suite for sale to external clients. Product development expenses decreased to $1.6 million, or 4.5% of revenue, for the three months ended September 30, 2002 from $2.9 million, or 14.3% of revenue, for the three months ended September 30, 2001. Product development expenses decreased to $4.9 million, or 5.5% of revenue, for the nine months ended September 30, 2002 from $9.9 million, or 15.2% of revenue, for the nine months ended September 30, 2001. The decreases in product development expenses, on both a dollar and percentage of revenue basis, were primarily due to decreases in the number of personnel in product and software development supporting our Atlas™ Digital Marketing Suite. The percentage decreases in product development expenses were also due to revenues increasing at a faster rate than expenses during the applicable periods.

Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses decreased to $4.0 million, or 11.6% of revenue, for the three months ended September 30, 2002 from $4.1 million, or 19.8% of revenue, for the three months ended September 30, 2001. Selling, general and administrative expenses decreased to $11.9 million, or 13.4% of revenue, for nine months ended September 30, 2002 from $16.2 million, or 24.8% of revenue, for the nine months ended September 30, 2001. The decreases in selling, general and administrative expenses, on both a dollar and percentage of revenue basis, were primarily due to a decrease in personnel expenses as a result of the reductions in workforce completed during 2001 and decreases in rent, legal, and professional services expenses. The percentage decreases in selling, general and administrative expenses were also due to revenues increasing at a faster rate than expenses during the applicable periods.

Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment decreased to $1.2 million, or 3.5% of revenue, for the three months ended September 30, 2002 from $1.4 million, or 7.0% of revenue, for the three months ended September 30, 2001. Depreciation and amortization of property and equipment decreased to $3.5 million, or 4.0% of revenue, for the nine months ended September 30, 2002 from $4.4 million, or 6.7% of revenue, for the nine months ended September 30, 2001. The decreases in depreciation and amortization of property and equipment were primarily due to decreases in fixed asset purchases during the first half of 2002 and all of 2001 and decreases in fixed assets related to asset impairment charges during 2001.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the deemed fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $739,000, or 2.2% of revenue, for the three months ended September 30, 2002 from $2.7 million, or 13.4% of revenue, for the three months ended September 30, 2001. Amortization of deferred stock compensation decreased to $2.3 million, or 2.6% of revenue, for the nine months ended September 30, 2002 from $9.5 million, or 14.5% of revenue, for the nine months ended September 30, 2001. The dollar and percentage decreases were primarily related to our use of the accelerated method of amortization for our employee stock compensation arrangements, plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations.

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

Corporate restructuring charges.    Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction programs completed during 2002 and 2001.

Interest income, net.    Net interest income consists of interest earnings on our cash and cash equivalents. Net interest income decreased to $797,000, or 2.3% of revenue, for the three months ended September 30, 2002 from $1.5 million, or 7.2% of revenue, for the three months ended September 30, 2001. Net interest income decreased to $3.2 million, or 3.6% of revenue, for the nine months ended September 30, 2002 from $5.0 million, or 7.7% of revenue, for the nine months ended September 30, 2001. The decreases in net interest income were due to lower invested balances as a result of cash used and lower returns on our invested funds.

Impairment of cost-basis investment.    Impairment of cost-basis investment consists of an other-than-temporary write down of $2.5 million of a minority investment in a private company that was recorded during the second quarter of 2001.

Outlook for 2002

We believe that the Internet advertising market will not experience a significant economic recovery for the remainder of the year. As a result of revenue generated mainly from current clients, including some seasonal spending, and from new clients, we anticipate that our revenues for the three months ending December 31, 2002 will range from $35.0 to $38.0 million, an increase from the three months ended September 30, 2002. We anticipate that our revenues for the year ending December 31, 2002 will range from $123.0 to $126.0 million, an increase from the year ended December 31, 2001. Additionally, we anticipate that the related costs of revenue will range from 70% to 75% of revenue, depending on the variety of services provided to our clients.

We expect to achieve net income during the three months ended December 31, 2002. For the full year ended December 31, 2002, we do not anticipate reporting net income.

Liquidity and Capital Resources

Since inception we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

As of September 30, 2002, we had cash and cash equivalents of $49.1 million and short-term investments of $66.3 million compared to $30.8 million in cash and cash equivalents and $86.9 million in short-term investments at December 31, 2001. We have a $6.0 million equipment term loan facility with a bank, of which $2.1 million was outstanding as of September 30, 2002.

Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2002. Net cash used in operating activities was $14.9 million for the nine months ended September 30, 2001.

Net cash provided by investing activities was $18.4 million and $14.4 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by investing activities for the nine months ended September 30, 2002 and 2001 was primarily related to sales of marketable securities offset by purchases of equipment for our production systems and purchases of software.

Net cash used in financing activities was $2.7 million and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in financing activities was primarily related to the repurchase of common stock and payments of notes payable offset by proceeds from the issuance of common stock through our Employee Stock Purchase Plan and exercises of stock options during the nine months ended September 30, 2002 and 2001.

As of September 30, 2002, we had no material commitments other than obligations under operating leases for office space and office equipment, of which some commitments extend through 2006, and a note payable to a bank, which requires monthly payments through 2003. This note is secured by the equipment purchased with the proceeds from the note.

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

We have a history of losses and may not achieve profitability

We incurred net losses of $98.8 million for the period from our inception on July 1, 1997 through December 31, 2001, and a net loss of $6.3 million for the nine months ended September 30, 2002. As of September 30, 2002, our accumulated deficit was $104.5 million. We expect to continue to make operating and capital expenditures and, as a result, we will need to generate additional revenue to achieve profitability. We cannot assure you that we will generate sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to achieve or maintain profitability.

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

The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business

If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as an advertising medium, the willingness of our potential clients to outsource their Internet advertising and marketing needs, and our ability to sell technology services to advertising agencies. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising and technology services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients’ total advertising budgets. Our current and potential clients may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising and technology services may deteriorate or develop more slowly than expected. In addition, “filter” software programs are available that limit or prevent advertising from being delivered to an Internet user’s computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising.

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

Defaults by issuers of short-term debt could harm our financial condition

Our short-term investments represent a significant portion of our cash position. As of September 30, 2002, short-term investments constituted $66.3 million of our cash position of $115.4 million. If issuers of the short-term debt in which we have invested defaulted or if the market value of such investments becomes impaired, such defaults and impairments could significantly harm our financial condition.

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

Our business may be seriously harmed by litigation alleging violations of federal and state securities laws

We and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a pending consolidated class action lawsuit that alleges violations of federal and state securities laws in connection with our initial public offering. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters’ compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and the rescission of the sale of shares in the initial public offering, and may otherwise seriously harm our business.

We are subject to patent infringement claims and may be subject to additional claims in the future, including claims that our ad serving technologies, processes or methods infringe the patents of other parties

Other parties have been issued patents that may cover some of the technologies, processes or methods that we use in our ad serving systems. We cannot assure you that we would be able to distinguish our technologies, processes or methods from those covered under any of these third-party patents or that these patents would be invalidated if challenged. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware.

In addition, other parties may claim that our technologies, processes or methods infringe their patents. For example, in November 2001, we received correspondence from counsel for 24/7 Media, Inc. alleging that we infringe claims of U.S. Patent No. 6,026,368. In April 2002, we filed a lawsuit against 24/7 Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid, and 24/7 Media has counterclaimed, seeking dismissal of our claim and alleging current and past infringement of this patent. Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies, and we expect this type of litigation to increase in the future. Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

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

Some of our clients have limited operating histories, are unprofitable and may not be able to pay for our services

If any of our current or future clients is unable to pay for our services, our business could suffer. Some of our clients have limited operating histories and have not achieved profitability. In the past we have lost clients, or have had difficulty collecting payments from clients, who could not pay for our services because they were unable to secure ongoing funding. The ability of several of our clients to meet their payment obligations is affected by the risks and difficulties encountered by companies with limited operating histories, particularly in the evolving Internet market.

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

Our services are substantially dependent on certain systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area, Weehawken, New Jersey, and Dallas, Texas at facilities operated by Exodus Communications, Inc. Additionally, Speedera Networks Inc. provides content delivery for us at their facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Web sites and advertising networks due to system failures unrelated to our own systems. For example, power outages at one of our co-location facilities, including one outage that lasted for approximately five hours, have prevented us from serving advertisements, tracking user responses and providing performance reports to our clients. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

Our operations may be adversely affected by earthquakes, power outages or increased energy costs in the Pacific Northwest

Our corporate headquarters and a significant portion of our operations are located in the Pacific Northwest. The Pacific Northwest has from time to time experienced earthquakes and experienced an earthquake in February 2001 that caused significant damage in the region. We do not know the ultimate impact on our operations of being located near major earthquake faults, but an earthquake could harm our operating results. In addition, the Pacific Northwest may experience power shortages or outages and has experienced increased energy costs. Power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and harm our business. Power shortages or increased energy costs in the Pacific Northwest could adversely affect the region’s economy and decrease regional demand for our services, which could reduce our revenues. Our insurance coverage may not be adequate to cover the losses and interruptions caused by earthquakes or power outages.

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

There may be risks related to our prior use of Arthur Andersen LLP as our independent auditors

Arthur Andersen LLP (“Andersen”) served as our independent auditor from 1998 until May of 2002, when the Board of Directors dismissed Andersen. Our access to the capital markets could be impaired because Andersen can no longer make representations on our behalf with respect to audits completed by Andersen prior to its dismissal. In addition, it is possible that the Securities and Exchange Commission may cease accepting financial statements that were audited by Andersen. If it is necessary for us to re-audit our prior financial statements, such a change could disrupt our operations and divert the attention of our management from other business matters, and we could experience additional cost or delay in completing our periodic reports required to be filed with the SEC.

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

We may need additional financing in the future, which we may be unable to obtain

We may need additional funds to finance our operations in the future, as well as to enhance our services, respond to competitive pressures or acquire complementary businesses or technologies. We may be unable to obtain financing on terms favorable to us, if at all. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, this may reduce the percentage ownership of our existing shareholders, and these securities might have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

Legislation, regulations, or standards may be adopted, or contract changes implemented, that could impair our ability to provide our services to clients or otherwise harm our business

Legislation, regulations, or standards may be adopted that could impair our ability to provide our services to clients or otherwise harm our business. The legal and regulatory environment governing the Internet and Internet advertising is uncertain and may change. Laws, regulations, and standards may be adopted or amended covering issues such as privacy, pricing, acceptable content, consumer protection and quality of products and services on the Internet. These laws, regulations, and standards could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising medium. Also, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of advertising networks or Web sites. Any of these developments could harm our business.

In addition, laws, regulations, and standards may be adopted or amended relating to the taxation of our services. Although we historically have not been required to pay Washington State business and occupation tax on media we purchase on behalf of our clients, we believe we will receive reporting instructions from Washington State tax authorities that might require us to do so for future periods. Such a requirement and any other tax-related requirements could harm our business.

Furthermore, rules and standards that relate to the presentation of financial statements are subject to uncertainty, have changed in the past and may change in the future. Changes in these rules and standards may require changes in our financial statement presentation. Such changes in our financial statement presentation could alter the perceptions of securities analysts or investors, which could have an adverse affect on our stock price. Moreover, we may consider voluntarily restructuring most or all of our contracts with clients and publishers such that we recognize revenue under the net method rather than the gross method, which may change the amount of revenue and cost of revenue we report. Such a change could alter the perceptions of securities analysts or investors, which could have an adverse affect on our stock price.

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

Our stock price has been and may continue to be volatile

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 57-week period ended October 25, 2002, the closing price of our common stock ranged from $0.73 to $3.59 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the subject of securities class action litigation and may be the target of additional lawsuits in the future. This litigation and any future securities litigation against us could result in substantial costs and divert our management’s attention from business concerns, which could harm our business.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective. It should be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are currently the subject of three lawsuits concerning our collection and use of Internet user information. In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits — Werber v. Avenue A, Inc., and Bowles v. Avenue A, Inc. — agreed to join the Chance case as plaintiffs rather than pursue their own individual cases against us. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. The plaintiffs seek declaratory and injunctive relief as well as monetary damages and disgorgement of profits that we have received in connection with the alleged illegal practices. On September 17, 2001, the Court granted our motion for summary judgment and entered judgment in our favor. On October 15, 2001, plaintiffs filed a notice of appeal. On October 17, 2002, the Court entered an order granting preliminary approval of a nationwide class action settlement of this action. The Court ordered that notice to the class be provided, and scheduled a final approval hearing on March 6, 2003.

In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that we have received in connection with the alleged illegal practices. On or about February 12, 2002, we filed a notice of removal in federal district court, thereby removing the case to federal court. On July 31, 2002, the federal district court remanded the case to state court. This case is subject to the nationwide class action settlement, which, if approved and subject to potential appeal, would resolve this action.

In Garcia v. Avenue A, Inc., the plaintiff, on behalf of herself and all others similarly situated in the State of California, filed a class action complaint against us on or about October 9, 2001, in the Superior Court for San Bernardino County, California. The complaint contains the following claims relating to our collection and use of Internet user information: (1) invasion of privacy in violation of article I, section 1 of the California Constitution, (2) common law invasion of privacy, (3) violation of California Penal Code §§ 631 et seq. (the California wiretapping and eavesdropping statutes), (4) violation of California Business & Professions Code §§ 17200 et seq. (the California unfair competition statute), and (5) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages. This case is subject to the nationwide class action settlement, which, if approved and subject to potential appeal, would resolve this action.

We have been named as a defendant in a consolidated amended class action complaint filed in the United States District Court for the Southern District of New York on or about April 19, 2002 and captioned In re Avenue A, Inc. Initial Public Offering Securities Litigation. This consolidated complaint relates to several previously filed class action complaints filed against us, the first of which was originally filed on or about June 15, 2001. Class certification for the consolidated complaint has not been granted, discovery has not yet commenced, and a trial date has not been set. Plaintiffs filed the consolidated complaint on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. The complaint also names as defendants Morgan Stanley & Co., Salomon Smith Barney, Inc., Thomas Weisel Partners, LLC, and RBC Dain Rauscher, Inc., certain of the underwriters of our initial public offering; Brian P. McAndrews, our President and Chief Executive Officer; Nicolas Hanauer, our Chairman of the Board; and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiffs seek monetary damages. The complaint alleges violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaint alleges incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our common stock. It also alleges that the Securities and Exchange Commission and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaint. We have no knowledge as to whether Avenue A or our initial public offering is the subject of any such investigation.

This consolidated complaint is among over 300 similar consolidated class action lawsuits filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The Court has coordinated the cases under a single case number for pretrial proceedings. On July 15, 2002, the issuer defendants as a group filed a motion to dismiss the claims alleged in the consolidated complaints. On October 8, 2002, the court entered an order dismissing, without prejudice, all of the claims against Mr. McAndrews, Mr. Hanauer, and Mr. Littauer in the consolidated class action lawsuit pursuant to an agreement between plaintiffs and Messrs. McAndrews, Hanauer and Littauer.

On or about April 19, 2002, we filed a lawsuit against 24/7 Media, Inc. in the United States District Court for the Western District of Washington seeking a declaratory judgment that Avenue A is not infringing any claims of U.S. patent no. 6,026,368 and/or that the claims of the patent are invalid. On May 10, 2002, 24/7 Media filed an answer to our complaint and counterclaim against Avenue A that alleges current and past infringement by Avenue A of the patent. The counterclaim seeks dismissal of our claim, an injunction against us and our affiliates from further alleged infringement of the patent and an award of treble damages and attorneys’ fees.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds

On February 28, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (file no. 333-92301) as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. As of September 30, 2002, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments.

ITEM 5.    OTHER INFORMATION

On September 25, 2002, our Audit Committee pre-approved the performance of certain accounting and tax services of up to $15,000 by KPMG LLP.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K

10.1	Sublease Agreement between the Company and Open Interface North America, Inc., dated June 6, 2002.

10.2	Advisory Board Agreement between the Company and Jack Sansolo, dated May 1, 2002.

99.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On October 28, 2002, we filed a report on Form 8-K, which announced that Jason Green had resigned from our board of directors effective October 21, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

AVENUE A, INC.

By:	/S/ MICHAEL VERNON
Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Brian P. McAndrews, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Avenue A, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/    BRIAN P. MCANDREWS

Brian P. McAndrews
Chief Executive Officer and President

I, Michael Vernon, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Avenue A, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/    MICHAEL VERNON

Michael Vernon
Chief Financial Officer