Form 10-K
period 2002-12-31
AQUANTIVE INC
filed 2003-03-27
CIK 1071806

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-29361

aQuantive, Inc.

(Exact Name of Registrant as Specified in its Charter)

Washington (State or Other Jurisdiction of Incorporation or Organization)	91-1819567 (I.R.S. Employer Identification No.)
506 Second Avenue, 9th Floor, Seattle, Washington (Address of Principal Executive Offices)	98104 (Zip Code)

(206) 816-8800

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant To Section 12(b) of the Act:

None.

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant at March 26, 2002 was approximately $256,600,706.

The number of shares of the registrant’s Common Stock outstanding at March 26, 2002 was 58,718,697.

AQUANTIVE, INC.

2002 FORM 10-K ANNUAL REPORT

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 28, 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business—Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “aQuantive,” the “Company,” “we,” “us” and “our” refer to aQuantive, Inc. and its subsidiaries, and references to “Avenue A” refer to Avenue A LLC, a wholly owned subsidiary of aQuantive, Inc., “i-FRONTIER” refer to i-FRONTIER, Corp., a wholly-owned subsidiary of aQuantive Inc., and “Atlas DMT LLC” refer to Atlas DMT LLC, a wholly owned subsidiary of aQuantive, Inc.

ITEM 1.    BUSINESS

Overview

aQuantive, Inc. is a digital marketing services and technology company. We were founded in 1997 to help marketers acquire, retain, and grow customers across digital media. We are organized into two lines of business as follows:

Digital Marketing Services.    Avenue A and i-FRONTIER are interactive advertising agencies that offer digital marketing services to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns.

Digital Marketing Technologies.    Atlas DMT provides digital marketing technologies to manage online media planning, buying, ad delivery and analysis for advertising agencies and their clients.

Digital Marketing Services

Avenue A and i-FRONTIER are interactive advertising agencies that offer digital marketing services to help advertisers increase the effectiveness and return on investment of their Internet advertising campaigns. We focus on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients. By combining online media expertise, strategy, technology, analytics, and creative and web development expertise, we have developed an extensive knowledge base of Internet advertising strategies, targeting methods, media placements and creative executions that perform effectively. We believe this knowledge base grows richer and more valuable with each additional campaign we execute and with each additional client we serve.

Services

We provide the following services:

Media planning and buying.    We evaluate our client’s needs and objectives, outline a media strategy for the client, develop a media plan by identifying appropriate media placements, and execute this plan by negotiating the rates for these placements and purchasing advertising space.

Ad serving.     We serve advertisements on third-party Web sites to execute our clients’ advertising campaigns. We coordinate and monitor this ad serving process once an advertising campaign begins. Our systems allow us to adjust advertising campaigns quickly and efficiently because changes required to the advertisements are made on our ad serving systems rather than on each individual Web site where the advertisements appear.

Campaign analysis.    We evaluate advertising campaigns based on criteria important to our client, such as sales, leads, registrations and software downloads. We provide this campaign data to our clients in comprehensive online performance reports generated by our system, as well as custom reports, and we use this data to review the results with our clients.

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

Creative/Web Site Development.    We develop online advertising and web site creative. Our focus for every creative assignment is designing to achieve client marketing objectives. To have the greatest impact on our clients’ businesses, we use our continually growing knowledge base of what creative strategies and tactics drive bottom line results.

Strategic Partnership Program.    Through our Strategic Partnership Program, we manage exclusive or complex partnerships between our clients and Web sites or advertising networks, such as exclusive sponsorships of specific locations or features of a Web site, or advertising campaigns based on several complex measurement criteria or methods of advertising. These arrangements typically have terms ranging from six months to one year. We consult with clients to determine their objectives and to negotiate the terms of these longer-term, complex advertising relationships with appropriate Web sites and advertising networks. We then help manage the partnership by providing participants in the program with ongoing advertising campaign analysis and optimization services with respect to exclusive sponsorship links and complex advertising placement arrangements.

Customer Targeting.    Our Customer Targeting Program enables us to target tailored advertisements to the browsers of users that have previously visited our clients’ Web sites. The program is designed to strengthen the clients’ relationship with the user, improve response rates and accelerate the sales cycle. This targeting is based on data acquired from prior interactions conducted through that user’s computer on the client’s Web site. For example, if the information in our data warehouse indicates that the computer of a particular Web user was previously used to purchase a backpack from our client, our ad serving systems can serve an advertisement to that user’s computer recommending additional, complementary purchases, such as hiking boots, tents or fleece jackets.

E-mail.    Through our E-mail Program (formerly known as Precision E-mail™), we can deliver targeted emails to specific customer segments based on their shopping and browsing behavior. This program also includes opt-in list prospecting, customer database segmentation, list maintenance, personalization and customization, multiple formats, comprehensive reports, regular debriefs, real-time tracking, and automatic response-handling. Our E-mail Program enables us to assist our clients in expanding their relationships with their customers after the customers have been acquired.

Customer Insights.    We provide our clients with data-driven insights about their customers through our Customer Insights Group (formerly known as Consulting). The Customer Insight Group develops and maintains an evolving suite of proprietary analytical tools, fed by Avenue A data, that lend insight into how customers and prospective customers are likely to behave in the future. These predictive models enable us to advise our clients how to more effectively market to specific customer segments and help them to acquire, maintain, and grow their customer base.

Search Engine Optimization.    Our Search Engine Optimization Program enables our clients to improve their rankings on Internet search engines. Through this program, we help our clients enhance their online visibility, attract customers to their Web sites, and increase sales by leveraging our digital marketing insights, historical learnings, and relationships with search engines.

Vital Signs and Avondale.    Vital Signs and Avondale provide our clients with the ability to gain insight on how their customers interact with the client’s Web site and respond to their marketing initiatives. With our Vital Signs and Avondale tools, our clients are able to determine how their customers respond to specific advertisements or placements and to link their marketing spending with customer actions, such as purchases.

Digital Marketing Technologies

Atlas DMT equips advertising agencies and media groups with tools and services needed to deliver effective digital marketing. Our end-to-end solution, the Atlas Digital Marketing Suite, enables our clients to plan, serve, analyze, and manage successful online campaigns. Unlike solutions from publisher networks, our end-to-end system is based on the buy-side approach. We believe that the buy-side focus of Atlas DMT enables us to develop effective tools and services that meet the needs of advertising agencies and media groups. Specifically, our target market includes large traditional advertising agencies, specialty interactive advertising agencies and large advertisers who buy media directly.

Services

We provide the following services:

Atlas Digital Marketing Suite.    Our Atlas Digital Marketing Suite is an end-to-end solution that consists of the Atlas Media Console, the Atlas Creative Management System, Atlas Delivery and Tracking Services, and the Atlas Analysis and Optimization Engine.

•	Atlas Media Console. Our Atlas Media Console is designed to simplify the process of planning and buying digital media. It consists of the Media Plan Manager, Site Finder, Web RFP (Request for Proposal) and Site Profile Database. Our customers can use the Media Plan Manager to organize and manage the buying process, and can use the Site Finder to identify potential sites for an advertiser’s campaign based on customer web surfing habits, rather than traditional demographic profiles, and the Web RFP functionality to automate the traditional paper-based RFP process and submit multiple requests simultaneously. In addition, our customers can use the Site Profile Database to access information on more than 4,000 publisher Web sites, including profiles, contact information, standard terms, creative capabilities, and performance ratings.

•	Atlas Creative Management System. Our Atlas Creative Management System allows advertising creative to be assigned to media placements including which message is shown to which media audience, how many times each advertisement is shown and in what sequence it is shown. This system employs “wizard” functionality to streamline the set up of complex campaigns, such as rich media ads.

•	Atlas Delivery and Tracking Services. Our Atlas Delivery and Tracking Services automates the process of sending trafficking instructions to publishers for campaign implementation, delivers campaigns to online viewers on the sites a customer specifies, captures campaign performance and customer behavior data from the initial ad view through the desired action, determines advertising effectiveness by identifying which media buys and advertisements helped drive desired user behavior, and collects and stores data for campaign analysis and optimization. This system is highly flexible and allows for advanced functionality such as message personalization and targeting, which is the ability to identify individual customers in real time and deliver messages tailored to their needs.

Our ad delivery systems are multi-tiered applications that were built for reliability and scalability. Each response to an advertisement request is based on several factors, which may include part of the advertising viewing history of a user’s browser. We use standard cookie technology to track anonymous Internet users’ activity on our clients’ Web sites, and on each Web site on which the users’ computers receive advertisements served by our systems. The modular design of our ad serving systems allows us to grow capacity incrementally by adding a single server at a time, or scale substantially by adding several servers at a time.

Our ad serving systems are designed to operate 24 hours a day, 7 days a week. These systems are located in the Seattle, Washington metropolitan area, Weehawken, New Jersey and Dallas, Texas at facilities operated by Cable & Wireless Internet Services, Inc. These data centers give us redundant capabilities in the event of a hardware failure or loss of connectivity at a data center. In addition, we use Speedera Networks Inc. in conjunction with our ad serving systems for redirecting and caching banners to users’ browsers in order to reduce load time and latency.

•	Atlas Analysis and Optimization Engine. Our Atlas Analysis and Optimization Engine provides reports to our customers regarding the overall campaign results, reach and frequency of unique users, and campaign delivery versus plan. It also provides advice for improving campaign performance through statistical analysis of campaign data. This system is also highly flexible, and in conjunction with our Delivery and Tracking system, allows for the measurement of how users interact more specifically with advertisements, including time spent viewing or interacting with an advertisement.

•	Vital Signs. Vital Signs is an extension of our Atlas Digital Marketing Suite. It provides our customers advanced reporting in the areas of site-behavior, customer-status, action, and marketing campaign data for further analysis and optimization of an advertising program. With Vital Signs, our customers are able to gain additional insights that can yield action such as: improving browse-to-buy conversion rates, partnering with sites that drive the most qualified customers, and increasing sales of high margin products and services.

•	GRP and Reach Forecaster. The GRP and Reach Forecaster is a robust media planning tool that empowers online media planners to use industry-standard “offline” advertising metrics such as GRP (Gross Ratings Points), TRP (Target Ratings Points), CPP (Cost per Point), and reach and frequency when planning online campaigns. This enables media planners to make apples-to-apples comparisons when determining the optimal mix of online and offline media, and therefore is a key to increasing online advertising spending from traditional advertisers. This industry innovation uses multiple data sets (both ad serving data and demographic panel data supplied by partners) in a “combined methodology” that is endorsed by the Advertising Research Foundation.

Sales and Marketing

We use a variety of marketing methods to build awareness of our digital marketing services and technologies in our target markets and to establish credibility and leadership in the marketplace. These methods include marketing materials, advertising, press coverage and other public relations efforts, direct marketing, trade shows, seminars and conferences, relationships with recognized industry analysts, and the Avenue A, i-FRONTIER and Atlas DMT Web sites.

Avenue A and i-FRONTIER acquire clients primarily through a consultative approach, using our Client Service teams to propose integrated solutions for clients’ Internet advertising needs. Atlas DMT acquires clients primarily through its sales force, located in Seattle, New York City, and San Francisco.

Competition

The market for Internet advertising is relatively new, yet competitive. Our digital marketing services, including Avenue A and i-FRONTIER operating units, compete with interactive advertising agencies, enabling online advertising technology providers, advertising networks, targeted email service providers and traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients. Our digital marketing technologies, through out Atlas DMT operating unit, compete with third-party ad serving companies and campaign management technology companies.

We believe that the principal competitive factors affecting the online advertising market are data analysis capabilities, client service, strategy, ad serving technology and functionality and price. Although we believe our service and technology operating units currently compete adequately with respect to these factors, our continued ability to compete depends on a number of circumstances, such as:

•	our capability to plan advertising campaigns and serve advertisements across a broad range of Web sites;

•	our ability to serve advertisements on Internet portals and advertising networks;

•	our ability to develop advertising creative and Web sites that meet our clients’ requirements;

•	our ability to respond to rapid technological change and provide feature enhancements and expanded service offerings;

•	the quality and reliability of our operations and client service and support organizations; and

•	the effectiveness of our sales and marketing efforts.

Many of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors have combined or may combine with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services or that achieve greater market acceptance than our services. In addition, our competitors may develop databases that are larger than or otherwise superior to our databases. Increased competition is likely to result in price reductions, reduced revenue and loss of market share. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.

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

We have obtained an issued U.S. trademark registration for, among others, “AVENUE A MEDIA,” “AVENUE A,” “BY MARKETERS. FOR MARKETERS.,” “KNOW WHAT WORKS” and the Avenue A logo. We also have applied for registration of the following service marks: “AQUANTIVE,” “ATLAS,” and “ATLAS DMT.” We cannot assure you that any of our service mark applications will ultimately proceed to registration. Some of our pending applications or registrations may be successfully challenged by others or invalidated. We are aware of third parties that use marks or names, including Internet domain names, that are the same or similar to the name for which we have sought service mark protection. There may be other third parties using names similar to ours of whom we are unaware. If our service mark applications do not proceed to registration or if our service marks are invalidated because of prior third-party registrations, applications or rights, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all. Even if our service mark applications proceed to registration, our use of these marks could be restricted to the services set forth in our service mark applications.

We have filed 18 patent applications in the United States for aspects of our technologies, processes and methods, but we have not been issued any patents to date. We cannot assure you that our pending or future patent applications will be granted, that any future patent of ours will not be challenged, invalidated or circumvented, or that the rights granted under any future patent of ours will provide competitive advantages to us. If a blocking patent has issued or issues in the future to a third party, and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop non-infringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to provide our services. We also cannot assure you that any proprietary rights with respect to our technologies will be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

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

In November 2001, we received correspondence from counsel for 24/7 Real Media, Inc. alleging that we infringe claims of U.S. Patent No. 6,026,368. We do not believe that our technologies, processes or methods infringe any claims of this patent. In April 2002, we filed a lawsuit against 24/7 Real Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid. 24/7 Real Media has counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement on January 3, 2003.

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

Employees

As of January 31, 2003, we had 285 employees. We believe that we have good relationships with our employees. We have never had a significant work stoppage, and none of our employees is represented under a collective bargaining agreement or by a union. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly skilled personnel and upon the continued service of our senior management. Competition for qualified personnel in our industry is intense, and we cannot assure you that we will succeed in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

Website Access to Reports

Our website address is aquantive.com and our periodic and current reports, and amendments to those reports, are available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We are subject to risks frequently encountered by companies in the Internet advertising market

Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet advertising industry. These risks include the need to:

•	attract new clients and maintain current client relationships;

•	achieve effective advertising campaign results for our clients;

•	continue to develop and upgrade our technologies to keep pace with the growth of the Internet advertising market and changes in technology;

•	continue to expand the number of services and technologies we offer;

•	successfully implement our business model, which is evolving;

•	maintain our reputation and build trust with our clients; and

•	identify, attract, retain and motivate qualified personnel.

If we do not successfully address these risks, our business could suffer.

We have a history of losses and may not maintain profitability, which we first achieved in the quarter ended December 31, 2002

We incurred net losses of $103.4 million for the period from our inception on July 1, 1997 through December 31, 2002. As of December 31, 2002, our accumulated deficit was $102.8 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved during the quarter ended December 31, 2002. We cannot assure you that we will generate sufficient revenue to maintain profitability. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to maintain profitability.

Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. For example, although we recorded a profit in the fourth quarter of 2002, we cannot assure you that we will be profitable in subsequent quarters.

Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:

•	fluctuating demand for our advertising services and technologies and changes in the mix of advertisements placed and services provided;

•	addition of new clients or loss of current clients;

•	seasonal fluctuations in advertising spending;

•	timing variations on the part of advertisers to implement advertising campaigns;

•	changes in the availability and pricing of advertising space;

•	timing and amount of our costs;

•	the restructuring of contracts with clients and publishers such that we recognize revenue under the net method rather than the gross method; and

•	costs related to any possible future acquisitions of technologies or businesses.

We intend to restructure most or all of our contracts with clients and publishers such that we recognize revenue under the net method rather than the gross method, which could have an adverse effect on our stock price

We intend to restructure most of our Avenue A agency contracts with clients and publishers such that we recognize revenue under the net method rather than the gross method, which will change the amount of revenue and cost of revenue we report effective January 1, 2004. Such a change could alter the perceptions of securities analysts or investors, which could have an adverse effect on our stock price. Such a decrease in the market price of our stock could subject us to securities class action litigation, which could result in substantial costs and payment of damages, divert our management’s attention from other business concerns and otherwise harm our business.

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

Our business may be seriously harmed by third-party litigation against us relating to the collection and use of Internet user information

We have been subject to class action lawsuits alleging, among other things, that our collection and use of Internet user information violates federal and state laws, and may be subject to additional suits in the future. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may require us to pay substantial damages, prevent us from conducting targeted advertising and aggregating data from our clients’ advertising campaigns, and otherwise seriously harm our business. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and we may be subject to similar claims. Such claims and any other claim by a government entity or other third party against us regarding our collection and use of Internet user information could seriously harm our business.

Defaults by issuers of short-term debt could harm our financial condition

Our short-term investments represent a significant portion of our cash position. As of December 31, 2002, short-term investments constituted $89.1 million of our cash position of $121.4 million. If issuers of the short-term debt in which we have invested default or if the market value of such investments becomes impaired, such defaults and impairments could significantly harm our financial condition.

Privacy concerns could lead to legislative and other limitations on our ability to collect personal data from Internet users, including limitations on our use of cookie or action tag technology and user profiling

Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use “cookies” and “action tags” to track Internet users and their online behavior to build anonymous user profiles. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients’ or prospective clients’ Web sites. This enables our measurement of an advertising campaign’s effectiveness in driving consumers to specific actions. We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. The European Union has also enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags. The directive also places restrictions on the sending of unsolicited communications. Each European Union member country is required to enact legislation to comply with the provisions of the directive by October 31, 2003. Germany already has imposed its own laws limiting the use of user profiling, and other countries (both in and out of the European Union) may impose similar limitations. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, Internet browser software upgrades may result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. Finally, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit our ability to use cookies and action tags. If our ability to use cookies or action tags or to build user profiles were substantially restricted, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all.

Our business may be seriously harmed by litigation alleging violations of federal and state securities laws

We and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a pending consolidated class action lawsuit that alleges violations of federal and state securities laws in connection with our initial public offering. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters’ compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages, and may otherwise seriously harm our business.

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

In addition, other parties may claim that our technologies, processes or methods infringe their patents. For example, in November 2001, we received correspondence from counsel for 24/7 Real Media, Inc. alleging that we infringe claims of U.S. Patent No. 6,026,368. In April 2002, we filed a lawsuit against 24/7 Real Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid. 24/7 Real Media has counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement on January 3, 2003. Several other companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies, and we expect this type of litigation to increase in the future. Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

We may be subject to service mark infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using our service marks

Our use of our service marks may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using these marks. We are aware of third parties that use marks or names, including Internet domain names, that are the same or similar to the names for which we have sought service mark protection. There may be other third parties using names similar to ours of whom we are unaware. As a result of any infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using our service marks unless we enter into royalty, license or coexistence agreements. We may not be able to obtain such royalty, license or coexistence agreements on terms acceptable to us, if at all. Use of our service marks by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

In addition to patent and service mark claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

In addition to patent and service mark claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights and trade secrets, or otherwise challenge our intellectual property, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or coexistence agreements. We may not be able to obtain such royalty, license or coexistence agreements on terms acceptable to us, if at all. Failure of our services to perform properly or improper use of our services by our clients could give rise to legal claims against us or damage our reputation

Failure of our services to perform properly or improper use of our services by our clients could give rise to legal claims against us or damage our reputation

If our services fail to perform properly for our clients, we may be exposed to liability to our clients or to their customers for whom our clients used our services. In addition, our clients may use our technology-based services in a manner that fails to comply with applicable laws, including but not limited to laws and regulations surrounding the Internet. For example, because our services may be used by clients to transmit information over the Internet, our services might be used by clients to transmit information that violates laws or regulations, or to transmit negative messages, unauthorized reproduction of copyrighted material, inaccurate data, harmful applications or computer viruses to end-users in the course of delivery. Any claims made against us arising in connection with our clients’ use of our services, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from business operations. In addition, such claims may require us to pay substantial damages, modify or discontinue some of our services and otherwise seriously harm our business and damage our reputation.

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

We may not be able to compete successfully in the market for Internet advertising

The market for Internet advertising is relatively new, yet competitive. Our digital marketing services, including Avenue A and i-FRONTIER operating units, compete with interactive advertising agencies, enabling online advertising technology providers, advertising networks, targeted email service providers and traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients. Our digital marketing technologies, through our Atlas DMT operating unit, compete with third-party ad serving companies and campaign management technology companies.

Many of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors have combined or may combine in the future with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services or that achieve greater market acceptance than our services. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.

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

Our services are substantially dependent on certain systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in Seattle, Washington, Weehawken, New Jersey, and Dallas, Texas at facilities operated by Cable & Wireless Internet Services, Inc. Additionally, Speedera Networks Inc. provides content delivery for us at their facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Web sites and advertising networks due to system failures unrelated to our own systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

There may be risks related to our prior use of Arthur Andersen LLP as our independent auditor

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

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources

We recently acquired i-FRONTIER, a Philadelphia-based interactive advertising agency. We may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current business. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

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

In addition, laws, regulations, and standards may be adopted or amended relating to the taxation of our services. Although we historically have not been required to pay Washington State business and occupation tax on the media we purchase on behalf of our clients, we have received reporting instructions from Washington State tax authorities that require us to do so beginning February 2003. We expect to assert administrative remedies with the Washington State tax authorities and evaluate tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax. If these efforts are not successful, this business and occupation tax requirement, and any other tax-related requirements, could substantially increase our cost of conducting business.

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

Our stock price has been and may continue to be volatile

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 61-week period ended March 7, 2003, the closing price of our common stock ranged from $1.68 to $4.04 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	quarterly variations in our operating results;

•	announcements by us or our competitors of new products or services, significant contracts, acquisitions or business relationships with other companies;

•	publicity about our company, our services, our competitors, or Internet advertising in general;

•	additions or departures of key personnel;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are Internet or advertising related.

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

ITEM 2.    PROPERTIES

Our principal executive, administrative, marketing and sales facility currently occupies approximately 44,000 square feet of office space in Seattle. The lease for this facility expires in September 2004, with an option to renew for an additional five-year term. Atlas DMT also leases approximately 31,000 square feet of office space in Seattle, which expires in 2003, and approximately 3,400 square feet of office space in New York City, which expires in February 2006. In addition, Avenue A leases approximately 6,500 square feet of office space in New York City under a lease that expires in August 2003 with an option to renew for an additional one-year term. i-FRONTIER leases approximately 27,000 square feet of office space in Philadelphia under a lease that expires in 2006.

Our ad serving systems and computer hardware are primarily located at facilities operated by Cable and Wireless Internet Services, Inc. in Seattle, Dallas, and Weehawken. Our agreement with Cable and Wireless Internet Services expires in February 2004, with automatic one-year renewals.

ITEM 3.    LEGAL PROCEEDINGS

We are currently the subject of three lawsuits concerning our collection and use of Internet user information. In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits—Werber v. Avenue A, Inc., and Bowles v. Avenue A, Inc.—agreed to join the Chance case as plaintiffs rather than pursue their own individual cases against us. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contains the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse

Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. The plaintiffs seek declaratory and injunctive relief as well as monetary damages and disgorgement of profits. On September 17, 2001, the Court granted our motion for summary judgment and entered judgment in our favor. On October 15, 2001, plaintiffs filed a notice of appeal. On October 17, 2002, the Court entered an order granting preliminary approval of a nationwide class action settlement of this action. The Court ordered that notice to the class be provided, and scheduled a final approval hearing on March 6, 2003. On March 7, 2003, the Court entered a final judgment and order of dismissal, granting final approval to the settlement and dismissing the Chance case.

In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contains the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages and disgorgement of profits that we have received in connection with the alleged illegal practices. On or about February 12, 2002, we filed a notice of removal in federal district court, thereby removing the case to federal court. On July 31, 2002, the federal district court remanded the case to state court. This case is subject to the nationwide class action settlement. Pursuant to the terms of the settlement and the Court’s order of dismissal, class counsel have agreed to take such steps as necessary to voluntarily dismiss with prejudice all asserted claims in this case within 30 days of entry of the final judgment and order of dismissal.

In Garcia v. Avenue A, Inc., the plaintiff, on behalf of herself and all others similarly situated in the State of California, filed a class action complaint against us on or about October 9, 2001, in the Superior Court for San Bernardino County, California. The complaint contains the following claims relating to our collection and use of Internet user information: (1) invasion of privacy in violation of article I, section 1 of the California Constitution, (2) common law invasion of privacy, (3) violation of California Penal Code §§ 631 et seq. (the California wiretapping and eavesdropping statutes), (4) violation of California Business & Professions Code §§ 17200 et seq. (the California unfair competition statute), and (5) unjust enrichment. The plaintiff seeks declaratory and injunctive relief as well as monetary damages. This case is subject to the nationwide class action settlement. Pursuant to the terms of the settlement and the Court’s order of dismissal, class counsel have agreed to take such steps as necessary to voluntarily dismiss with prejudice all asserted claims in this case within 30 days of entry of the final judgment and order of dismissal.

We have been named as a defendant in a consolidated amended class action complaint filed in the United States District Court for the Southern District of New York on or about April 19, 2002 and captioned In re Avenue A, Inc. Initial Public Offering Securities Litigation. This consolidated complaint relates to several previously filed class action complaints filed against us, the first of which was originally filed on or about June 15, 2001. Class certification for the consolidated complaint has not been granted, discovery has not yet commenced, and a trial date has not been set. Plaintiffs filed the consolidated complaint on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. The complaint also named as defendants Morgan Stanley & Co., Salomon Smith Barney, Inc., Thomas Weisel Partners, LLC, and RBC Dain Rauscher, Inc., certain of the underwriters of our initial public offering; Brian P. McAndrews, our President and Chief Executive Officer; Nicolas Hanauer, our Chairman of the Board; and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Securities and Exchange Commission Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiffs seek monetary damages. The complaint alleges violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaint alleges incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our common stock. It also alleges that the Securities and Exchange Commission and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaint. We have no knowledge as to whether Avenue A or our initial public offering is the subject of any such investigation.

This consolidated complaint is among over 300 similar consolidated class action lawsuits filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The Court has coordinated the cases under a single case number for pretrial proceedings. On July 15, 2002, the issuer defendants as a group filed a motion to dismiss the claims alleged in the consolidated complaints. On October 8, 2002, the court entered an order dismissing, without prejudice, all of the claims against Messrs. McAndrews, Hanauer, and Littauer in the consolidated class action lawsuit pursuant to an agreement between plaintiffs and Messrs. McAndrews, Hanauer and Littauer. On February 19, 2003, the court granted aQuantive’s motion to dismiss the claims against it under Section 10(b) of the Securities Exchange Act of 1934 and denied its motion to dismiss the claims against it under Section II of the Securities Exchange Act of 1933.

On or about April 19, 2002, we filed a lawsuit against 24/7 Real Media, Inc. in the United States District Court for the Western District of Washington seeking a declaratory judgment that Avenue A is not infringing any claims of U.S. patent no. 6,026,368 and/or that the claims of the patent are invalid. On May 10, 2002, 24/7 Real Media filed an answer to our complaint and counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement on January 3, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Market (symbol “AQNT”). The number of shareholders of record of our Common Stock at March 26, 2003, was 554.

High and low bid quotations for our Common Stock as quoted on the Nasdaq National Market for the periods indicated are as follows.

	Stock Price
Year	High	Low
Fiscal 2002 (ended December 31, 2002)
First Quarter	$3.35	$1.65
Second Quarter	3.65	2.55
Third Quarter	3.65	2.35
Fourth Quarter	3.53	1.95
Fiscal 2001 (ended December 31, 2001)
First Quarter	$2.75	$1.00
Second Quarter	1.75	0.59
Third Quarter	1.96	0.71
Fourth Quarter	1.76	0.70

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

On February 28, 2000, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-92301) as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. As of December 31, 2002, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$132,650	$89,611	$194,665	$69,695	$599
Expenses:
Cost of revenue	94,194	63,419	155,451	56,979	125
Client support (excluding amortization of deferred stock compensation of $1,599 in 2002, $5,723 in 2001, $13,456 in 2000, and $2,533 in 1999)	15,065	14,408	15,965	4,891	382
Product development (excluding amortization of deferred stock compensation of $589 in 2002, $2,897 in 2001, $6,811 in 2000, and $1,240 in 1999)	6,183	12,129	12,542	2,297	1,493
Selling, general and administrative (excluding amortization of deferred stock compensation of $530 in 2002, $2,279 in 2001, $5,357 in 2000, and $908 in 1999)	16,040	20,297	30,144	11,790	2,102
Depreciation and amortization of property and equipment	4,723	5,600	4,201	853	155
Amortization of intangible assets	50	2,002	2,024	651	—
Amortization of deferred stock compensation	2,718	10,899	25,624	4,681	—
Impairment of fixed assets	—	1,040	—	—	—
Corporate restructuring charges	497	3,666	—	—	—

Total expenses	139,470	133,460	245,951	82,142	4,257

Loss from operations	(6,820)	(43,849)	(51,286)	(12,447)	(3,658)
Interest income, net	3,336	6,269	7,393	554	12
Other income, net	271	96	964	—	—
Impairment of cost-basis investment	50	2,500	—	—	—

Net loss before cumulative effect on prior years of change in accounting principle	$(3,263)	$(39,984)	$(42,929)	$(11,893)	$(3,646)

Cumulative effect on prior years of change in accounting principle	(1,330)	—	—	—	—

Net loss	$(4,593)	$(39,984)	$(42,929)	$(11,893)	$(3,646)

Basic and diluted net loss per share	$(0.08)	$(0.70)	$(0.86)	$(0.61)	$(0.34)
Shares used in computing basic and diluted net loss per share	58,270	57,229	49,707	19,428	10,861

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,248	$30,821	$38,888	$10,962	$847
Working capital (deficit)	103,389	107,556	124,280	11,932	(30)
Total assets	159,140	144,811	198,305	62,091	3,441
Total liabilities	46,303	29,491	55,304	40,147	2,431
Total shareholders’ equity	112,837	115,320	143,001	21,944	1,010

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Factors that May Affect Our Business, Future Operating Results and Financial Condition”, included elsewhere in this Annual Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Overview

We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into two lines of business, digital marketing services, including our Avenue A and i-FRONTIER operating units, and digital marketing technologies, through our Atlas DMT operating unit.

Through our interactive advertising agencies, Avenue A and i-FRONTIER, which we acquired in November 2002, we offer advertisers a suite of services that enable those advertisers to increase the effectiveness and return on investment of their Internet advertising campaigns. Our agency core services include media planning and buying, ad serving, campaign analysis, optimization, data collection and aggregation and creative and web site development. In addition, we offer our clients services such as our Strategic Partnership Program, Customer Targeting, E-mail, Customer Insights, Search Engine Optimization, and products such as Vital Signs and Avondale.

Through our Atlas DMT operating unit, we provide large traditional advertising agencies, specialty interactive advertising agencies, and large advertisers who buy media directly with the ability to manage online media planning, buying, ad delivery and analysis. Our proprietary digital marketing management system is known as the Atlas Digital Marketing Suite, which is an end-to-end solution that consists of the Atlas Media Console, the Atlas Creative Management System, the Atlas Delivery and Tracking Service, and the Atlas Analysis and Optimization Engine. We also offer our clients additional online tools such as Vital Signs, GRP and Reach Forecaster.

In response to the decline in exclusively Internet-based client companies and the general decrease in advertising expenditures in 2001, we reduced the size of our operations, including closing our international advertising agency offices in 2001. We completed reductions in workforce during September 2002 and January and May 2001. As a result of these personnel reductions and other reductions in expenses, expenses in dollars for the year ended December 31, 2002 and 2001 are lower than expenses for the year ended December 31, 2000.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The United States Securities and Exchange Commission (the “SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

The majority of our revenue in 2002 and 2001 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. Under net method contracts, our clients are primarily responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue, including revenue from our core services, the Strategic Partnership Program and Customer Targeting, is recognized over the period that the related advertising is delivered or services are provided.

During 2003, we intend to revise contractual agreements with clients and online publishers so that direct liability for media purchases will rest with Avenue A’s clients. We intend to make these new contractual terms effective January 1, 2004. Accordingly, beginning on January 1, 2004, we intend to generate all revenue under net method contracts. We believe that these net method contracts will be consistent with the type of contracts that most advertising agencies use and will better facilitate financial comparisons with competitors in our industry. We also believe that this change in contracts will standardize contractual terms and revenue presentation among our interactive advertising agency operating units and mitigate state tax and certain other business obligations.

The tables below provide a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients (in thousands):

	2002	2001	2000
Revenue, as reported	$132,650	$89,611	$194,665
Less cost of media purchases	$(91,430)	$(59,360)	$(150,943)
Net revenue	$41,220	$30,251	$43,722

	March 31	June 30	September 30	December 31
2002 Quarter Ended
Revenue, as reported	$23,534	$30,394	$34,372	$44,351
Less cost of media purchases	(16,286)	(21,363)	(23,551)	(30,230)

Net revenue	$7,248	$9,031	$10,821	$14,121

2001 Quarter Ended
Revenue, as reported	$24,172	$20,586	$20,419	$24,434
Less cost of media purchases	(16,666)	(14,048)	(13,060)	(15,587)

Net revenue	$7,506	$6,538	$7,359	$8,847

2000 Quarter Ended
Revenue, as reported	$46,774	$52,436	$47,259	$48,195
Less cost of media purchases	(37,994)	(41,438)	(35,718)	(35,793)

Net revenue	$8,780	$10,998	$11,541	$12,402

E-mail is a volume-based service, and revenue is generally recognized when impressions are delivered. We recognize revenue from Search Engine Optimization Programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Vital Signs and Avondale are monthly subscription-based services, and revenue is recognized for each month that the service is provided. Revenue is generally recognized for Customer Insight services under a proportional performance method of accounting. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur. Historically, we have not generated losses on these types of contracts.

Our Atlas DMT operating unit provides digital marketing technology services to manage online media planning, buying, ad delivery and analysis for advertising agencies and advertisers. These services are offered online through the Atlas Digital Marketing Suite as are our other services such as Vital Signs and GRP and Reach Forecaster. Such services are recognized based on either volume or subscription. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

Revenue is deferred in cases where we have not yet earned advertising revenue but have billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

Accounting for Acquisitions

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), which addresses financial accounting and reporting for business combinations. In connection with our acquisition of i-FRONTIER in November 2002, we allocated the cost of the acquisition to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition in accordance with SFAS No. 141. As a result, the excess of the purchase price over the value of the net assets acquired was allocated to the following:

Non-compete agreement	$172
Customer relationships	1,785
Developed technology	240
Goodwill	2,292

$4,489

Significant judgment is required to estimate the fair value at date of acquisition including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives, and other assumptions.

Accounting for Goodwill and Certain Other Intangibles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. We adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC in September 1999. Upon adoption of SFAS No. 142, we reclassified all previously recorded intangible assets as goodwill, as those assets related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle for the year ended December 31, 2002.

In connection with our acquisition of i-FRONTIER in November 2002, we recorded certain goodwill and intangible assets with indefinite lives. The separable intangible assets that have finite lives will continue to be amortized over their estimated lives, ranging from three to seven years. We will perform an impairment test on goodwill, in accordance with the guidance provided by SFAS No. 142, at least annually, unless events and circumstances indicate that such assets might be impaired. We will perform our yearly impairment assessment of goodwill during the fourth quarter of 2003. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

The i-FRONTIER purchase agreement also includes future contingent payments in 2004 and 2006, which will be determined based upon the operating results of i-FRONTIER through December 31, 2005. Any contingent payments will be recorded as goodwill. The calculation of the contingent payments is based upon a combination of a multiple of earnings through December 31, 2005 and an amount equal to the value of net assets at the date of acquisition. The agreement includes the potential for an interim payment based upon i-FRONTIER earnings during the two years ending December 31, 2003, which is partially refundable based upon i-FRONTIER earnings during the four years ending December 31, 2005. During this period, the assets recorded in connection with the contingent payments will be adjusted as actual earnings become known. These adjustments require judgment, including estimating the future earnings of i-FRONTIER.

Accounting for Stock-Based Compensation

We have currently elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. A number of companies have recently adopted or announced their intention to adopt the fair value based method of accounting for stock-based employee compensation. To respond to concerns raised by constituents, in December 2002, the FASB issued SFAS 148 “Accounting for Stock Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We are currently evaluating the alternative methods of transition and if we decide to voluntarily adopt the fair value based method of accounting for stock based compensation, this could have a significant impact on our operating results.

Estimates and Assumptions Related to Financial Statements

The discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenues, the allowance for doubtful accounts, intangible assets, goodwill, state, local and federal income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Washington State tax authorities issued a ruling in 2002 that permits us to exclude amounts paid by us to purchase media for clients, that is ultimately billed to and paid for by clients, from the measure of Washington State business and occupation tax. We have received reporting instructions from Washington State tax authorities that disallow this exclusion in future periods beginning in February 2003. We are considering alternatives to mitigate the resulting adverse tax consequences, including evaluation of tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax and assertion of administrative remedies in accordance with Washington State tax regulations.

Results of Operations

The following table presents, in dollars and as a percentage of revenue, statements of operations data for the years ended December 31, 2002, 2001 and 2000. Our discussion of revenue and cost of revenue that follows provides a reconciliation of revenue and cost of revenue as reported and revenue and cost of revenue as if cost of media purchases were excluded (net revenue). We believe the net revenue analysis facilitates a better comparison of our digital marketing services against other companies in our industry, since many of these companies also exclude the cost of media from reported revenue. Furthermore, due to the prospective contractual changes discussed previously, we believe this measure will enhance comparability in future periods.

The results of any period are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2002		2001		2000
	(in thousands except percentage amounts)
Consolidated Statements of Operations Data:
Revenue	$132,650	100.0%	$89,611	100.0%	$194,665	100.0%
Expenses:
Cost of revenue	94,194	71.0	63,419	70.8	155,451	79.9
Client support (excluding amortization of deferred stock compensation of $1,599, $5,723, and $13,456, respectively)	15,065	11.4	14,408	16.1	15,965	8.2
Product development (excluding amortization of deferred stock compensation of $589, $2,897, and $6,811, respectively)	6,183	4.7	12,129	13.5	12,542	6.4
Selling, general and administrative (excluding amortization of deferred stock compensation of $530, $2,279, and $5,357, respectively)	16,040	12.1	20,297	22.7	30,144	15.5
Depreciation and amortization of property and equipment	4,723	3.6	5,600	6.2	4,201	2.2
Amortization of intangible assets	50	0.0	2,002	2.2	2,024	1.0
Amortization of deferred stock compensation	2,718	2.0	10,899	12.2	25,624	13.2
Impairment of fixed assets	—	—	1,040	1.2	—	—
Corporate restructuring charges	497	0.4	3,666	4.1	—	—

Total expenses	139,470	105.1	133,460	148.9	245,951	126.4

Loss from operations	(6,820)	(5.1)	(43,849)	(48.9)	(51,286)	(26.4)
Interest income, net	3,336	2.5	6,269	7.0	7,393	3.8
Other income, net	271	0.0	96	0.1	964	0.5
Impairment of cost-basis investment	50	0.0	2,500	2.8	—	—

Net loss before cumulative effect on prior years of change in accounting principle	(3,263)	(2.5)	(39,984)	(44.6)	(42,929)	(22.1)

Cumulative effect on prior years of change in accounting principle	(1,330)	1.0	—	—	—	—

Net loss	$(4,593)	(3.5)%	$(39,984)	(44.6)%	$(42,929)	(22.1)%

Revenue.    The following table provides a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients.

	2002	2001	2000
Revenue, as reported	$132,650	$89,611	$194,665
Less cost of media purchases	(91,430)	(59,360)	(150,943)

Net revenue	$41,220	$30,251	$43,722

Revenue increased to $132.7 million for the year ended December 31, 2002 from $89.6 million for the year ended December 31, 2001. Revenue from digital marketing services increased to $130.6 million for the year ended December 31, 2002 from $89.5 million for the year ended December 31, 2001. Revenue from our digital marketing technologies increased to $2.1 million for the year ended December 31, 2002 from $38,000 for the year ended December 31, 2001. During 2002 and 2001, we experienced a transition in customer base from primarily Internet-based companies to companies in more traditional industries. The increase in revenue in 2002 was primarily due to increases in spending for our digital marketing services among our existing customers who operate in more traditional industries. We believe companies are beginning to understand the effectiveness of online media, resulting in growth of their online budgets. During 2002, our digital marketing services were able to help launch major campaign initiatives, where historically these campaigns were reserved for more traditional advertising media. During the year ended December 31, 2002, revenue from our top 5 customers was 71% of our total revenue compared to 52% during the year ended December 31, 2001. In addition, during the year ended December 31, 2002, three customers, each accounting for over 10% of our total revenue, accounted for 59% of our total revenue, compared to 38% during the year ended December 31, 2001. Revenue from our digital marketing technologies increased as our Atlas Digital Marketing Suite gained acceptance in the marketplace by adding clients such as agencies and direct advertisers. In its first full year as a stand alone operating unit, Atlas DMT ended 2002 with over 60 clients, compared to 15 clients as of December 31, 2001. During 2003, we expect digital marketing services revenue will grow, with an increasing contribution from new clients and a full year of revenue contribution from i-FRONTIER. In addition, we expect digital marketing technologies to continue to grow its revenue from agencies and direct advertisers. Accordingly, we expect total revenues of $160.0 to $180.0 million in 2003.

Revenue decreased to $89.6 million for the year ended December 31, 2001 from $194.7 million for the year ended December 31, 2000. The decrease in total revenue was primarily due to two factors. First, revenue contributions from exclusively Internet-based clients had declined due to the economic downturn in the Internet sector that had caused many of these companies to discontinue operations or to reduce advertising spending. Second, weaknesses in the economy had caused many advertisers to reduce advertising spending. We began generating revenue in digital marketing technologies during the third quarter of 2001, but overall revenue contributions from this line of business were only $38,000 for the year ended December 31, 2001.

Net revenue, which excludes the cost of media purchases, increased to $41.2 million for the year ended December 31, 2002, from $30.3 million for the year ended December 31, 2001. The increase in net revenue was primarily due to increases in spending from our existing customers and new fee based services introduced during 2001. In addition, revenue from digital marketing technologies increased to $2.1 million in 2002, compared to $38,000 in 2001, as our Atlas Digital Marketing Suite gained acceptance in the marketplace by adding clients from external agencies and direct advertisers. Net revenue, which excludes the cost of media purchases, decreased to $30.3 million for the year ended December 31, 2001, from $43.7 million for the year ended December 31, 2000. The decrease in net revenue was primarily due to decreased revenue contributions from exclusively Internet-based clients and weaknesses in the economy that caused many advertisers to reduce advertising spending.

Cost of revenue.    The following table provides a reconciliation of cost of revenue as reported to cost of revenue exclusive of the cost of media purchased for our Avenue A clients.

	2002	2001	2000
Cost of revenue, as reported	$94,194	$63,419	$155,451
Less cost of media purchases	(91,430)	(59,360)	(150,943)

Cost of revenue, exclusive of media purchases	$2,764	$4,059	$4,508

Cost of revenue consists mainly of the costs of media that we purchase from publishers’ Web sites, and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery and search engine optimization. Cost of revenue increased to $94.2 million, or 71.0% of revenue, for the year ended December 31, 2002 from $63.4 million, or 70.8% of revenue, for the year ended December 31, 2001. The dollar increase in cost of revenue was primarily due to increases in the volume of advertising space we purchased for our clients, as spending for our services increased among our existing customers. Due to the expected growth in revenue from existing clients and increased contribution from new clients, we anticipate cost of revenue from $107.0 to $120.0 million during 2003. In 2003, we do not anticipate a significant increase in cost of revenue as a percentage of revenue.

Cost of revenue decreased to $63.4 million, or 70.8% of revenue, for the year ended December 31, 2001 from $155.5 million, or 79.9% of revenue, for the year ended December 31, 2000. The dollar decrease in cost of revenue was primarily due to decreases in the volume of advertising space we purchased for our clients as the revenue we generated from exclusively Internet-based clients declined due to the economic downturn in the Internet sector and weaknesses in the economy that caused many advertisers to reduce advertising spending. The percentage decrease in cost of revenue was primarily due to increased revenue contribution from higher margin products such as the Strategic Partnership Program and Customer Insight Group services, improved pricing in our core services, and an increase in revenue generated under net method contracts.

The cost of revenue exclusive of media purchases decreased to $2.8 million for the year ended December 31, 2002 from $4.1 and $4.5 million for the years ended December 31, 2001 and 2000, respectively. The decreases in cost of revenue under the net revenue method were primarily due to decreases in the variable cost of delivering advertisements over the Internet, specifically bandwidth costs. Bandwidth costs at a per advertisement level have continued to decrease. In 2001, bandwidth costs also decreased due to the decrease in volume of ads served.

Client support.    Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees within our digital marketing services client teams as well as employees who support other functions such as the Strategic Partnership Program and Customer Insight services. Client support expenses also include client service employees within digital marketing technologies. Client support expenses increased to $15.1 million, or 11.4% of revenue, for the year ended December 31, 2002 from $14.4 million, or 16.1% of revenue, for the year ended December 31, 2001. The dollar increase in client support expenses was primarily due to increased headcount in account management needed to support increased spending by our digital marketing services clients and the new clients added in our digital marketing technologies line of business. The decrease in client support expenses as a percentage of revenue was primarily due to increased revenue from existing clients, while headcount and the related expenses for client support staff increased at a slower rate. In general, we can support increased spending from existing clients with modest increases in client support costs. With the expected increase in revenues in 2003 from new clients, we anticipate an increase in need for client support staff, which we expect will result in a dollar increase in client support expenses in 2003. In addition, we expect client support expenses will increase due to the acquisition of i-FRONTIER. In 2003, we anticipate a modest increase in client support expenses as a percentage of revenue.

Client support expenses decreased to $14.4 million, or 16.1% of revenue, for the year ended December 31, 2001 from $16.0 million, or 8.2% of revenue, for the year ended December 31, 2000. The dollar decrease in client support expenses was primarily due to the reductions in workforce completed during the year. In January and March 2001, we terminated 70 and 75 employees, respectively. The increase in client support expenses as a percentage of revenue was primarily due to the significant decrease in revenue associated with the economic downturn in the Internet sector and weaknesses in the economy, while our account management client support expenses decreased at a slower rate.

Product development.    Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing our Atlas™ Digital Marketing Suite for marketing to external clients. Product development expenses decreased to $6.2 million, or 4.7% of revenue, for the year ended December 31, 2002 from $12.1 million, or 13.5% of revenue, for the year ended December 31, 2001. The dollar and percentage decreases in product development expenses were primarily due to the reduction in workforce completed in 2002 in which we terminated 16 employees in our Atlas DMT operating unit. In connection with our reduction in workforce, we also reduced our professional services expenses associated with product development. In 2003, we anticipate product development expenses in dollars to remain relatively consistent with 2002 and product development expenses as a percentage of revenue to have a modest decrease.

Product development expenses decreased to $12.1 million, or 13.5% of revenue, for the year ended December 31, 2001 from $12.5 million, or 6.4% of revenue, for the year ended December 31, 2000. The dollar decrease in product development expenses was primarily due to the reductions in workforce completed during the year partially offset by the increase in the number of personnel used to develop our Atlas Digital Marketing Suite. The increase in product development expenses as a percentage of revenue was primarily due to increased expenses associated with the development of our Atlas Digital Marketing Suite, while revenue contributions from digital marketing technologies were minimal and revenue from digital marketing services decreased in 2001.

Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel, professional fees, and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses decreased to $16.0 million, or 12.1% of revenue, for the year ended December 31, 2002 from $20.3 million, or 22.7% of revenue, for the year ended December 31, 2001. The dollar and percentage decreases in selling, general and administrative expenses were primarily due to decreases in rent, human resources, and legal expenses due to the reductions in workforce in 2001, which took full effect during 2002. In 2003, we anticipate selling, general, and administrative expenses in dollars to remain relatively consistent with 2002 and selling, general, and administrative expenses as a percentage of revenue to have a modest decrease.

Selling, general and administrative expenses decreased to $20.3 million, or 22.7% of revenue, for the year ended December 31, 2001 from $30.1 million, or 15.5% of revenue, for the year ended December 31, 2000. The dollar decrease in selling, general and administrative expenses was primarily due to a decrease in personnel expenses as a result of the reductions in workforce completed during the year, partially offset by increases in legal and rent expenses. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to the additional costs associated with the reductions in workforce while our revenue was decreasing due to the economic downturn in the economy.

Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment decreased to $4.7 million, or 3.6% of revenue, for the year ended December 31, 2002 from $5.6 million, or 6.2% of revenue, for the year ended December 31, 2001. The dollar and percentage decreases were primarily due to the sale and write-off of excess equipment and reduced spending for new equipment, which resulted from our reductions in workforce in 2001. We anticipate that depreciation and amortization of property and equipment will approximate amounts reported for 2002, as our assets purchased in 2000 will begin to fully depreciate and property and equipment will be purchased for replacement.

Depreciation and amortization of property and equipment increased to $5.6 million, or 6.2% of revenue, for the year ended December 31, 2001 from $4.2 million, or 2.2% of revenue, for the year ended December 31, 2000. The dollar and percentage increases in depreciation of property and equipment were primarily due to the $12.7 million in purchases of property and equipment during 2000, compared to $4.4 million in 1999.

Amortization of intangible assets.    Amortization of intangible assets relates to the customer base, developed technology, non-compete agreement, and workforce assets recorded in connection with the purchase of i-FRONTIER in November 2002 and Avenue A/NYC LLC in September 1999. Amortization of intangible assets was $50,000 or 0.0% of revenue, for the year ended December 31, 2002, $2.0 million, or 2.2% of revenue, for the year ended December 31, 2001 and $2.0 million, or 1.0% of revenue, for the year ended December 31, 2000. During the year ended December 31, 2002, the amortization of intangible assets related exclusively to the i-FRONTIER acquisition completed in November 2002. During the year ended December 31, 2001, the amortization of intangible assets related exclusively to the Avenue A/NYC LLC acquisition. On January 1, 2002, we adopted SFAS No. 142 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, we reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect on prior years of a change in accounting principle in the accompanying consolidated financial statements. As of December 31, 2002, intangible assets consisted of a non-compete agreement, customer base, and developed technology with values of $172,000, $1.8 million, and $240,000, respectively. The intangible assets will be amortized on a straight-line basis over useful lives of five, seven, and three years, respectively. In 2003, we anticipate approximately $370,000 of amortization expense associated with our i-FRONTIER acquisition.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $2.7 million, or 2.0% of revenue, for the year ended December 31, 2002, $10.9 million, or 12.2% of revenue, for the year ended December 31, 2001, and $25.6 million, or 13.2% of revenue, for the year ended December 31, 2000. The dollar and percentage decreases were primarily related to the decrease in deferred stock compensation due to our use of the accelerated method of amortization for our employee stock compensation arrangements plus the reversal of balances of unamortized stock based compensation as a result of employee terminations. We anticipate that deferred stock compensation will decrease in 2003 and all deferred stock compensation recorded as a result of options granted prior to our initial public offering will be fully amortized by the end of 2003.

Impairment of fixed assets.    Impairment of fixed assets consists of a write down of fixed assets that are no longer in use by us recorded pursuant to Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121). Impairment charges related to fixed assets for the year ended December 31, 2001 were $1.0 million, or 1.2% of revenue. There were no such charges for the corresponding periods of the previous or subsequent fiscal years.

Corporate restructuring charges.    Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction programs initiated during January 2001, May 2001, and September 2002 when we terminated approximately 70, 75, and 16 employees, respectively. Corporate restructuring charges for the year ended December 31, 2002 were $497,000 or 0.4% of revenue. This charge related entirely to employee severance and benefits for terminated employees. Corporate restructuring charges for the year ended December 31, 2001 were $3.7 million or 4.1% of revenue. These charges included $3.0 million relating to employee severance and benefits for terminated employees and $514,000 related to existing lease agreements for office space that is no longer in use and other liabilities for which there are contractual obligations. These charges also included $174,000 related to fixed asset impairments recorded pursuant to SFAS No. 121. There were no such charges for the year ended December 31, 2000.

Interest income, net.    Net interest income consists of earnings on our cash, cash equivalents, and short-term investments. Net interest income decreased to $3.3 million, or 2.5% of revenue, for the year ended December 31, 2002, compared to $6.3 million, or 7.0% of revenue, for the year ended December 31, 2001. The dollar and percentage decreases were primarily due to lower returns on our invested funds due to the declining interest rate environment experienced in the economy. Net interest income decreased to $6.3 million, or 7.0% of revenue, for the year ended December 31, 2001 from $7.4 million, or 3.8% of revenue, for the year ended December 31, 2000. The dollar decrease in net interest income was due to lower invested balances as a result of cash used and lower returns on our invested funds. The percentage increase in net interest income was due to decreases in revenue. Given the current interest rate environment relative to that experienced in the prior year, we would anticipate that our interest income in 2003 will decrease compared to 2002.

Other income, net.    Net other income consists of non-recurring miscellaneous income and expense transactions. During the year ended December 31, 2002, 2001, and 2000, we recorded net other income of $271,000, $96,000, and $964,000, respectively. Net other income during the years ended December 31, 2002 and 2000 consisted primarily of the settlement of certain liabilities that arose in prior years.

Impairment of cost-basis investment.    During the years ended December 31, 2002 and 2001, we recorded impairment of cost-basis investment of $50,000 and $2.5 million, respectively, related to a minority investment in a private company.

Cumulative effect on prior years of a change in accounting principle.    On January 1, 2002, we adopted SFAS No. 142 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, we reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect on prior years of a change in accounting principle in the accompanying consolidated financial statements.

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

Provision for Income Taxes

As of December 31, 2002, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $58.4 million, and research and development tax credit carryforwards of approximately $207,000 which, if not utilized, will begin to expire in 2018. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of specified events, including significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits, totaling approximately $25.6 million as of December 31, 2002. We have recorded a valuation allowance for the entire net deferred tax asset as a result of uncertainties regarding the realization of the asset balance.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. During the year ended December 31, 2002, we generated $1.4 million in cash and cash equivalents through our operating, investing and financing activities.

As of December 31, 2002, we had cash and cash equivalents of $32.2 million and short-term investments of $89.1 million. We have a $5.5 million equipment term loan facility with a bank, of which $1.6 million is outstanding as of December 31, 2002.

Net cash generated in operating activities was $12.2 million in 2002 and net cash used in operating activities was $14.0 million and $16.0 million in 2001 and 2000, respectively.

Net cash used in investing activities was $7.9 million in 2002, which related to the net purchase of marketable securities, purchases of computer equipment for general operational purposes, and cash used in the acquisition of i-FRONTIER. Net cash provided by investing activities was $7.4 million in 2001, which primarily related to net proceeds from the sale of marketable securities, offset by purchases of computer equipment to expand our ad serving capacity, support research and development activities, and to equip employees hired during that period. Net cash used in investing activities was $98.7 million in 2000, which was primarily related to the net purchase of marketable securities.

Net cash used in financing activities was $2.9 million in 2002 and was primarily related to the repurchase of common stock and payments on our outstanding notes payable offset by the proceeds from option exercises. Net cash used in financing activities was $1.5 million in 2001, which was primarily related to the payments of notes payable offset by option exercises. Net cash provided by financing activities was $142.7 million in 2000 and primarily related to proceeds from sales of securities, including our initial public offering of common stock.

As of December 31, 2002, we had material commitments related to operating leases for office space and office equipment, and notes payable to a bank. The notes are secured by the equipment purchased with the proceeds from the notes. In addition, we had material obligations related to the facility leases for our ad serving systems. The following are our contractual commitments and obligations as of December 31, 2002:

	2003	2004	2005	2006
Commitments:
Operating leases	$2,970,000	$1,304,000	$357,000	$76,000
Notes payable	1,569,000	—	—	—
Ad serving system facility leases	1,186,000	447,000	141,000	—

Total commitments	$5,725,000	$1,751,000	$498,000	$76,000

In 2003, we entered into an agreement with an entity that will provide sales support to the Atlas DMT operating unit. If the contract is terminated, we will pay a minimum of £200,000.

The i-FRONTIER purchase agreement includes potential contingent payments in 2004 and 2006, which are determined by the operating results of our i-FRONTIER operating unit for the four years ending December 31, 2005. We estimate that future payments will range from $7.1 to $12.7 million. This estimate will be adjusted based on actual earnings over the four years ending December 31, 2005. Our estimates require judgment, based on estimating the future earnings of i-FRONTIER. We cannot assure you that actual future payments will not be materially different than our current estimates.

In April 2002, we announced that our Board of Directors had authorized a stock repurchase program under which up to $15 million of our common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow us the flexibility to repurchase our common stock to potentially reduce stock dilution and seek to improve our long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, we repurchased 714,500 shares of common stock for approximately $1.8 million. Although the stock repurchase program remains in place, we do not currently intend to make a material amount of repurchases, if any, under the present circumstances. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause us to make one or more repurchases, we would not necessarily make a public announcement about it at that time.

Since our inception, we have significantly increased our operating expenses. Due to the estimated increase in revenue in 2003, we currently anticipate that we will continue to experience some growth in our operating expenses and such expenses will be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not anticipate a material financial statement impact upon adoption of SFAS No. 143.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” We do not anticipate a material financial statement impact upon adoption of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 prescribes a tabular format and location for the disclosures in a company’s footnotes. We are in the process of evaluating the impact of the transition alternatives described in the pronouncement. In addition, we have adopted all of the disclosure requirements related to stock based compensation proscribed in the pronouncement.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We do not believe there will be a material financial statement impact upon adoption of EITF Issue 00-21.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 “ (FIN 45). The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable entities created after January 31, 2003. The application of this Interpretation is not expected to have a material impact on our financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary data are included beginning on page F-1 of this Report:

AQUANTIVE, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

aQuantive, Inc.:

We have audited the 2002 consolidated financial statements of aQuantive, Inc. (formerly Avenue A, Inc.) and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of aQuantive, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 5 to the consolidated financial statements, in their report dated January 24, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of aQuantive, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 and 2000 consolidated financial statements of aQuantive, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of aQuantive, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/    KPMG LLP

Seattle, Washington

February 21, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Avenue A, Inc.:

We have audited the accompanying consolidated balance sheets of Avenue A, Inc. (a Washington corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

Seattle, Washington

January 24, 2002

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated January 24, 2002 rendered by Arthur Andersen on our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 nor has Arthur Andersen provided a consent to the inclusion of its audit report in this Annual Report on Form 10-K. We are including this copy of the Arthur Andersen audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. For further discussion, see Exhibit 23.2 to this Annual Report on Form 10-K, of which this report forms a part.

AQUANTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$32,248	$30,821
Short-term investments	89,143	86,933
Accounts receivable, net of allowance of $1,785 and $1,234 in 2002 and 2001, respectively	26,587	16,127
Other receivables	1,316	1,369
Prepaid expenses and other current assets	398	242

Total current assets	149,692	135,492
Property and equipment, net	4,166	6,664
Goodwill	2,292	—
Other intangible assets, net	2,147	1,330
Other assets	843	1,325

Total assets	$159,140	$144,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,505	$16,769
Accrued liabilities	6,918	8,679
Pre-billed media	3,757	—
Notes payable, current portion	1,569	2,000
Deferred revenue	2,554	488

Total current liabilities	46,303	27,936
Notes payable, less current portion	—	1,555

Total liabilities	46,303	29,491

Commitments and Contingencies (Note 9)

Shareholders’ equity:
Convertible preferred stock, $0.01 par value; 37,500 shares authorized; 0 shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 58,380 and 58,413 shares issued and outstanding at December 31, 2002 and 2001, respectively	584	584
Paid-in capital	215,858	216,884
Deferred stock compensation	(1,116)	(4,063)
Subscriptions receivable	(280)	(548)
Accumulated deficit	(102,766)	(98,173)
Accumulated other comprehensive income	557	636

Total shareholders’ equity	112,837	115,320

Total liabilities and shareholders’ equity	$159,140	$144,811

The accompanying notes are an integral part of these consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenue	$132,650	$89,611	$194,665
Expenses:
Cost of revenue	94,194	63,419	155,451
Client support (excluding amortization of deferred stock compensation of $1,599, $5,723, and $13,456, respectively)	15,065	14,408	15,965
Product development (excluding amortization of deferred stock compensation of $589, $2,897, and $6,811, respectively)	6,183	12,129	12,542
Selling, general and administrative (excluding amortization of deferred stock compensation of $530, $2,279, and $5,357, respectively)	16,040	20,297	30,144
Depreciation and amortization of property and equipment	4,723	5,600	4,201
Amortization of intangible assets	50	2,002	2,024
Amortization of deferred stock compensation	2,718	10,899	25,624
Impairment of fixed assets	—	1,040	—
Corporate restructuring charges	497	3,666	—

Total expenses	139,470	133,460	245,951

Loss from operations	(6,820)	(43,849)	(51,286)
Interest income, net	3,336	6,269	7,393
Other income, net	271	96	964
Impairment of cost-basis investment	50	2,500	—

Net loss before cumulative effect on prior years of change in accounting principle	$(3.263)	$(39,984)	$(42,929)

Cumulative effect on prior years of change in accounting principle	(1,330)	—	—

Net loss	$(4,593)	$(39,984)	$(42,929)

Basic and diluted loss per share before cumulative effect on prior years of change in accounting principle	$(0.06)	$(0.70)	$(0.86)

Cumulative effect on prior years of change in accounting principle	$(0.02)	$—	$—

Basic and diluted net loss per share	$(0.08)	$(0.70)	$(0.86)

Shares used in computing basic and diluted net loss per share	58,270	57,229	49,707

Comprehensive loss:
Net loss	$(4,593)	$(39,984)	$(42,929)
Items of other comprehensive (loss) income	(79)	421	238

Comprehensive loss	$(4,672)	$(39,563)	$(42,691)

The accompanying notes are an integral part of these consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands except share amounts)

	Convertible preferred stock		Common stock		Paid-in capital	Deferred stock compensation	Subscriptions receivable	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 1999	16,416,098	$164	25,121,135	$251	$60,447	$(22,670)	$(965)	$(15,260)	$(23)	$21,944
Conversion of preferred stock	(16,416,098)	(164)	24,624,148	246	(82)	—	—	—	—	—
Deferred stock compensation related to stock options	—	—	—	—	24,168	(24,168)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	25,272	—	—	—	25,272
Issuance of common stock, net of offering costs of $12,418	—	—	6,037,500	60	132,482	—	—	—	—	132,542
Exercise of common stock warrant	—	—	677,710	7	368	—	—	—	—	375
Exercise of common stock options, net	—	—	1,553,134	16	4,451	—	24	—	—	4,491
Issuance of common stock—Employee Stock Purchase Plan	—	—	125,780	1	1,067	—	—	—	—	1,068
Unrealized gain on available for sale investments	—	—	—	—	—	—	—	—	306	306
Cumulative foreign currency translation	—	—	—	—	—	—	—	—	(68)	(68)
Net loss	—	—	—	—	—	—	—	(42,929)	—	(42,929)

BALANCES, December 31, 2000	—	—	58,139,407	581	222,901	(21,566)	(941)	(58,189)	215	143,001
Repurchase of restricted stock	—	—	(328,703)	(3)	(219)	—	—	—	—	(222)
Reduction of deferred stock compensation—employee terminations	—	—	—	—	(6,210)	6,210	—	—	—	—
Reversal of amortization of deferred compensation	—	—	—	—	(394)	—	—	—	—	(394)
Amortization of deferred stock compensation	—	—	—	—	—	11,293	—	—	—	11,293
Compensation expense due to vesting accelerations	—	—	—	—	123	—	—	—	—	123
Repayment of subscriptions receivable	—	—	—	—	—	—	76	—	—	76
Conversion of subscriptions receivable	—	—	—	—	—	—	317	—	—	317
Exercise of common stock options	—	—	351,784	4	227	—	—	—	—	231
Issuance of common stock—Employee Stock Purchase Plan	—	—	250,868	2	456	—	—	—	—	458
Unrealized gain on available for sale investments	—	—	—	—	—	—	—	—	435	435
Cumulative foreign currency translation	—	—	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	—	—	(39,984)	—	(39,984)

BALANCES, December 31, 2001	—	$—	58,413,356	$584	$216,884	$(4,063)	$(548)	$(98,173)	$636	$115,320

Repurchase of restricted stock	—	—	(59,650)	(1)	(61)	—	—	—	—	(62)
Reduction of deferred stock compensation—employee terminations	—	—	—	—	(229)	229	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,718	—	—	—	2,718
Compensation expense due to vesting accelerations	—	—	—	—	134	—	—	—	—	134
Conversion of subscriptions receivable	—	—	—	—	—	—	268	—	—	268
Exercise of common stock options	—	—	564,173	6	693	—	—	—	—	699
Issuance of common stock—Employee Stock Purchase Plan	—	—	176,651	2	222	—	—	—	—	224
Repurchase of common stock	—	—	(714,500)	(7)	(1,785)	—	—	—	—	(1,792)
Unrealized loss on available for sale investments	—	—	—	—	—	—	—	—	(79)	(79)
Net loss	—	—	—	—	—	—	—	(4,593)	—	(4,593)

BALANCES, December 31, 2002	—	$—	58,380,030	$584	$215,858	$(1,116)	$(280)	$(102,766)	$557	$112,837

The accompanying notes are an integral part of these consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(4,593)	$(39,984)	$(42,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	4,773	7,602	6,225
Amortization of deferred stock compensation	2,718	10,899	25,272
Non-cash compensation expense	402	441	352
Cumulative effect on prior years of change in accounting principle	1,330	—	—
Loss on disposal of fixed assets	—	—	71
Impairment of cost-basis investments and long-lived assets	50	4,823	—
Amortization of premiums on short-term investments	524	—	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(6,968)	23,216	(11,048)
Other receivables, prepaid expenses and other current assets	72	929	(2,204)
Other assets	484	1,846	(2,322)
Accounts payable	15,046	(25,680)	6,374
Accrued liabilities and pre-billed media	(3,711)	2,464	3,149
Deferred revenue	2,066	(596)	1,064

Net cash provided by (used in) operating activities	12,193	(14,040)	(15,996)

Cash flows from investing activities:
Purchases of property and equipment	(2,168)	(1,208)	(12,733)
Purchases of marketable securities	(100,148)	(86,056)	(118,778)
Proceeds from sale of marketable securities	97,332	94,670	35,597
Purchases of other assets	—	—	(2,822)
Purchase of i-FRONTIER, net of cash acquired of $1,957	(2,868)	—	—

Net cash (used in) provided by investing activities	(7,852)	7,406	(98,736)

Cash flows from financing activities:
Proceeds from notes payable	—	—	5,000
Payments on notes payable	(1,986)	(2,001)	(430)
Proceeds from issuance of common stock and exercises of common stock options, net	923	688	138,125
Cash paid for repurchase of common stock and restricted stock	(1,854)	(222)	—
Proceeds from subscriptions receivable	—	76	—

Net cash (used in) provided by financing activities	(2,917)	(1,459)	142,695

Effect of exchange rate changes on cash	3	26	(37)
Net increase (decrease) in cash and cash equivalents	1,427	(8,067)	27,926

Cash and cash equivalents, beginning of year	30,821	38,888	10,962

Cash and cash equivalents, end of year	$32,248	$30,821	$38,888

Supplemental disclosure of cash flow information:
Subscriptions receivable	$(268)	$(393)	$(24)

Deferred stock compensation	$—	$—	$24,168

Cash paid for interest	$129	$353	$296

The accompanying notes are an integral part of these consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

1.    Organization and Operations of the Company

aQuantive, Inc. (the Company), formerly Avenue A, Inc., and its operating units, including Avenue A, i-FRONTIER, and Atlas DMT, provide digital marketing services and technologies to businesses. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle, Washington. Avenue A/NYC was acquired in September 1999 and i-FRONTIER was acquired in November 2002.

In 2000, the Company commenced international operations and opened offices in Europe. As part of restructuring programs initiated during January 2001 and May 2001, the Company terminated employees in international offices and substantially completed the closure of international offices as of December 31, 2001.

Effective January 1, 2001, the Company established two lines of business: digital marketing services and digital marketing technologies. Digital marketing services, including interactive advertising agencies Avenue A and i-FRONTIER, provide service offerings to clients that include web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine optimization, and creative and web site development. Digital marketing technologies, including our Atlas DMT operating unit, provides a digital marketing management system, the Atlas Digital Marketing Suite, to traditional and interactive agencies, as well as in-house media buyers for planning, serving, analyzing, and managing online campaigns.

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, money market accounts and all highly liquid debt instruments with maturity at purchase of three months or less.

Investments

The Company’s short-term investments consist primarily of investment-grade marketable securities with maturities of less than one year. All of the Company’s short-term investments have been classified as available-

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for-sale and are carried at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of shareholders’ equity. Fair value is determined based upon the quoted market prices of the securities. Realized gains and losses on available-for-sale securities are included in interest income. During the years ended December 31, 2002, 2001, and 2000, the gross realized gains and losses were not significant. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest. The Company’s short-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002	$88,564	$601	$(22)	$89,143
December 31, 2001	$86,325	$762	$(154)	$86,933

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category include accounts receivable and accounts payable.

The Company performs initial and ongoing evaluations of its customers’ financial position, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses, which are based on factors such as historical write-off percentages, the current aging of accounts receivable, and customer specific credit risk factors.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations and comprehensive loss. To date, the Company has entered into no foreign currency exchange contracts to hedge its foreign currency exposure.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method.

Long-lived assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other Intangible Assets

Intangible assets include identifiable intangible assets purchased by the Company, primarily in connection with the Avenue A/NYC LLC acquisition in September 1999 and i-FRONTIER acquisition in November 2002. Intangible assets are presented net of related accumulated amortization and are being amortized on a straight-line basis over three to seven years.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, the Company reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, the Company recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle in the accompanying consolidated financial statements. This impairment charge impacted the Digital Marketing Services’ segment. The Company performs an impairment test on all intangible assets, in accordance with the guidance provided by SFAS No. 142, at least annually, unless events and circumstances indicate that such assets might be impaired. The Company will perform its yearly impairment assessment of goodwill during the fourth quarter of 2003.

Software Capitalization

The Company follows the provisions outlined in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” related to the treatment of costs.

The Company capitalizes certain direct costs incurred developing internal use software. These costs are being amortized using the straight-line method over a three year estimated useful life, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying consolidated balance sheets.

Cost-Basis Investments

The Company’s cost-basis investments, which consisted of one investment in equity securities of an early-stage technology company, were $0 and $50 at December 31, 2002 and 2001, respectively. The Company monitors its cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired based on management’s analysis of underlying business’ results and prospects, the difference between cost and estimated realizable value is charged to operations.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-billed Media

Pre-billed media represents amounts billed to customers by the i-FRONTIER operating unit for advertising space from publisher Web sites in advance of the advertisements being placed.

Subscriptions Receivable

In conjunction with the exercise of certain stock options by several executives of the Company, the Company received full recourse promissory notes in the amount of approximately $965 at December 31, 1999. During the years ended December 31, 2002 and 2001, $0 and $78 was repaid under the promissory notes. In 2001, the Notes were amended to provide that one third of the original principal balance and interest outstanding would be forgiven on January 1, 2002, 2003, and 2004 if the officers continue to be employed by aQuantive on such dates. Accordingly, the Company is amortizing the principal balance over the three years. The Company recorded compensation expense of $268 and $317 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, $280 and $548, respectively, were outstanding under the Notes.

Revenue Recognition

The Company’s digital marketing services, including Avenue A and i-FRONTIER, generate revenue by providing technology-based Internet advertising services to businesses. The Company’s core services include media planning and buying, ad serving, campaign analysis, optimization, data collection and aggregation, and creative and web site development. The Company also generates revenue through the Strategic Partnership Program which manages longer term exclusive or complex partnerships between the Company’s clients and Web sites or advertising networks; the Customer Insight Group which develops and maintains an evolving suite of proprietary analytical tools, fed by agency data, that lend insight into how customers and prospective customers are likely to behave in the future; E-mail which delivers targeted emails to specific customer segments; Customer Targeting which delivers tailored advertisements to the browsers of users who have previously visited clients’ Web sites; and the Search Engine Optimization programs which enables the Company’s clients to improve their rankings on Internet search engines.

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

In accordance with EITF 99-19, the majority of Avenue A revenue is recognized under the gross method, which consists of the gross value of the Company’s billings to the Company’s clients and includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to the Company’s clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. The Company also recognizes revenue for certain contracts under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company’s client that is party to the contract is primarily responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered, which includes revenue from the Company’s core services, the Strategic Partnership Program and Customer Targeting.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E-mail is volume based, and revenue is generally recognized when impressions are delivered. The Company recognizes revenue from Search Engine Optimization Programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Vital Signs and Avondale are monthly subscription-based services, and revenue is recognized for each month that the service is provided. Revenue is generally recognized for Customer Insight services under a proportional performance method of accounting. It is the Company’s policy to recognize any loss on services as soon as management estimates indicate a loss will occur.

The Atlas DMT operating unit provides digital marketing technology services to manage online media planning, buying, ad delivery and analysis for advertising agencies and advertisers. These services are offered online through the Atlas Digital Marketing Suite as are Atlas DMT’s other services such as Vital Signs, GRP and Reach Forecaster. Such services are recognized based on either volume or subscription. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

Revenue is deferred in cases where the Company has not yet earned advertising revenue but has billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	December 31,
	2002	2001	2000
Customer A	26%	10%	*
Customer B	21%	17%	*
Customer C	12%	11%	*
Customer D	*	*	11%

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from the same customers is as follows (if applicable):

	December 31,
	2002	2001
Customer A	15%	11%
Customer B	26%	22%
Customer C	13%	*

*	Less than 10%

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Basic and Diluted Net Loss Per Share

Net loss per share has been calculated under SFAS No. 128 “Earnings per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. No diluted loss per share information has been presented in the accompanying consolidated statements of operations and comprehensive loss since potential common shares from stock options and warrants are antidilutive.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets, liabilities and tax carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits not expected to be realized.

Cost of Revenue, Client Support, and Product Development

Cost of revenue consists mainly of the costs of advertising space that the Company purchases from publisher’s Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery and search engine optimization.

Client support expenses consist primarily of salaries and related expenses for client service personnel. These include employees within Agency Client Service teams as well as employees who support other functions such as the Strategic Partnership Program and Customer Insight Group. Client support expenses also include client service employees within the Atlas DMT division.

Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing the Atlas™ Digital Marketing Suite for marketing to external clients.

Advertising Costs

Advertising costs are expensed as incurred.

Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. The Company has recorded approximately $2,718, $10,899, and $25,624, as compensation expense for the issuance of non-qualified stock options for the years ended December 31, 2002, 2001 and 2000 respectively.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied:

	December 31,
	2002	2001	2000
Net loss, as reported	$(4,593)	$(39,984)	$(42,929)
Add: Stock-based employee compensation expense included in reported net loss	2,718	10,899	25,624
Deduct: total stock-based compensation determined under fair value based method for all awards	(10,031)	(19,922)	(48,942)
Pro Forma net loss, fair value method for all stock-based awards	$(11,906)	$(49,007)	$(66,247)
Basic and diluted net loss per share:
As reported	$(.08)	$(.70)	$(.86)
Pro Forma	$(.20)	$(.86)	$(1.33)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	December 31,
	2002	2001	2000
Weighted average risk-free interest rate	3.83	4.56	5.85
Expected lives (in years)	1–4.5	1–4	1–4
Expected dividend yields	—	—	—
Expected volatility	1.08	1.25	1.32

Comprehensive Income (Loss)

The Company applies SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on equity securities classified as available for sale by the Company that have been excluded from net loss and reflected instead in equity. Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2002	2001
Unrealized gains on securities	$579	$658
Foreign currency	(22)	(22)

	$557	$636

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. There will be no material financial statement impact upon adoption of SFAS No. 143.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” There will be no material financial statement impact upon adoption of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends FASB

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures in a company’s footnotes. The Company has adopted all the disclosure requirements related to stock based compensation proscribed in the SFAS No. 148 as of December 31, 2002.

In November 2002, the EITF reached a consensus on Issue 00-21 “Revenue Arrangements with Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final Consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on the Company’s financial position or operating results.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 “ (FIN 45). The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable entities created after January 31, 2003. The application of this Interpretation is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisition

Effective November 25, 2002, the Company acquired 100% of the stock of i-FRONTIER, Inc., a Philadelphia-based, full service interactive advertising agency. Management believes that the purchase of i-FRONTIER further enhances the Company’s digital marketing services with the addition of a strong client portfolio, especially in the pharmaceutical industry. In connection with the acquisition, the Company paid $5,000 in cash in exchange for all of the outstanding common stock of i-FRONTIER. The Company also incurred

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$191 in acquisition costs, for a total initial purchase price of $5,191. The purchase agreement also includes future contingent payments in 2004 and 2006, which will be determined based upon the earnings of the i-FRONTIER operating unit through December 31, 2005. In the event that i-FRONTIER achieves results consistent with management’s current forecasts, we estimate that future payments will range from $7.1 to $12.7 million. However, these payments will be adjusted based on actual earnings over the four years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of i-FRONTIER have been included in the consolidated financial statements commencing on the date of acquisition. The excess of the purchase price over the value of the net assets acquired of approximately $2,197 was allocated to a non-compete agreement, developed technology, and customer relationships which are being amortized on a straight-line basis over useful lives ranging from three to seven years, respectively. The $2,292 of goodwill was assigned to the digital marketing services segment, all of which is expected to be deductible for tax purposes. In connection with the acquisition, net assets acquired were as follows:

Cash, receivables and other current assets	$5,623
Property and equipment, and other noncurrent assets	448
Non-compete agreement	172
Customer relationships	1,785
Developed technology	240
Goodwill	2,292
Current liabilities	(5,369)

$5,191

The lives assigned to the non-compete, customer relationship, and developed technology assets described above are five, seven, and three years, respectively. Amortization expense for these intangibles was $50 in 2002, and was recorded based on the straight-line method. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. Estimated future amortization expense for the next five years is as follows:

2003	$369
2004	369
2005	362
2006	289
2007	286

$1,675

The unaudited pro forma combined historical results of operations, as if the business had been acquired on January 1, 2001, are as follows:

	December 31,
	2002	2001
Total revenues	$139,448	$95,246
Loss before cumulative effect of change in accounting principle	(3,169)	(39,192)
Net loss	(4,499)	(39,192)
Basic and diluted net loss per share	$(0.08)	$(0.68)

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

4.    Property and Equipment

As of December 31, 2002 and 2001, property and equipment consisted of the following:

	December 31,
	2002	2001
Computer equipment	$13,422	$11,976
Furniture and fixtures	624	533
Software costs	2,289	1,900
Leasehold improvements	1,378	1,323

	17,713	15,732
Less: Accumulated depreciation and amortization	(13,547)	(9,068)

	$4,166	$6,664

5.    Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, the Company reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, the Company recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle in the accompanying consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss and loss per share for the year ended December 31, 2001 and 2000 adjusted to exclude intangible asset amortization expense is as follows:

	December 31,
	2001	2000
Net loss:
Reported net loss	$(39,984)	$(42,929)
Amortization of intangible assets	2,002	2,024

Adjusted net loss	$(37,982)	$(40,905)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.70)	$(0.86)
Amortization of intangible assets	0.04	0.04

Adjusted basic and diluted net loss per share	$(0.66)	$(0.82)

As of December 31, 2002 and 2001, intangible assets consisted of the following:

	December 31,
	2002	2001
Customer base	$—	$5,745
Customer relationships	1,785
Skilled workforce	—	127
Developed technology	240	—
Non-compete agreement	172	—
Other	—	113

	2,197	5,985
Less: Accumulated amortization	(50)	(4,655)

	$2,147	$1,330

6.    Federal Income Taxes

The Company did not provide any current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception, and has provided full valuation allowances on deferred tax assets because of uncertainty regarding their realizability.

The difference between the statutory federal tax rate of 35% and the tax provision of zero recorded by the Company is primarily due to the Company’s full valuation allowance against its deferred tax assets.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $58,397 related to U.S federal and state jurisdictions. The valuation allowance increased by approximately $666, $8,970, and $10,876, respectively for the three years ended December 31, 2002, 2001, and 2000, respectively. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the Series C preferred financing transaction in 1999. The Company’s

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use of losses is limited to approximately $1,800 per year on net operating losses incurred prior to May 1999. These carryforwards will begin to expire at various times commencing in 2018. Research and development credit carryforwards expire commencing in 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows:

	Year Ended December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$20,439	$20,575
Capital loss carryforwards	893	0
Research & development credits	207	340
Allowance for doubtful accounts	625	432
Property and equipment and other	3,439	3,590

Total deferred tax assets	25,603	24,937
Valuation allowance for deferred tax assets	(25,603)	(24,937)

Net deferred taxes	$—	$—

7.    Shareholders’ Equity

Initial Public Offering

On February 29, 2000, the Company completed its initial public offering of 6,037,500 shares of common stock (including the underwriters’ over-allotment shares) at a purchase price of $24.00 per share. The net proceeds to the Company from the offering were approximately $132,500, after deducting applicable issuance costs and expenses. Upon the close of the initial public offering, each share of preferred stock then outstanding was converted into 1.5 shares of common stock and a warrant to purchase 677,710 shares of common stock was exercised.

Deferred Stock Compensation

Deferred stock compensation represents the difference between the fair value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of shareholders’ equity and amortized, in accordance with FASB Interpretation No. 28, on an accelerated basis over the vesting period of the applicable options (generally four years). Under this method, approximately 52% of the deferred stock compensation is recognized in the first 12 months, 27% in the second 12 months, 15% in the third 12 months and 6% in the fourth 12 months.

During the years ended December 31, 2002 and 2001 the Company did not record any additional deferred stock compensation and amortized $2,718 and $10,899, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserved for Future Issuance

The following shares of common stock have been reserved for future issuance as of December 31, 2002:

Employee stock options outstanding under the Plans	12,827,425
Employee stock options outstanding outside the Plans	420,000
Employee stock options available for grant under the Plans	2,809,169
Employee stock options available for grant outside of the Plans	—
Employee stock purchase plan	696,701

16,753,295

8.    Stock Option and Employee Stock Purchase Plans

Stock Option Plans

The Company’s stock option plans consist of the 1998 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 2000 Stock Incentive Compensation Plan (the Plans). Shares reserved under the Plans consist of 383,968 shares in the 2000 Stock Incentive Compensation Plan, 7,274,682 shares in the 1999 Stock Incentive Compensation Plan, and 15,525,000 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. The Company’s Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. In December 2002, the Company amended the 1999 and 2000 Plans, reducing the authorized shares by 1,951,899 and 877,598, respectively.

Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the options and the right of exercise may not exceed 10 years from the date of grant. The stock options typically vest 20% in the first year and ratably over the following 12 quarters. The 1998 and 2000 Plans permit the exercise of unvested options. Unvested common stock purchased under the 1998 and 2000 Plans may be subject to repurchase by the Company at the option exercise price in the event of termination of employment. At December 31, 2002 and 2001, 78,683 and 407,078 of the shares acquired under the Plans were subject to the Company’s repurchase rights, respectively.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Plans was as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balances, December 31, 1999	2,610,793	7,173,085	$1.95
Authorized	6,511,566	—
Granted	(6,610,024)	6,610,024	$9.41	$13.78
Exercised	—	(1,269,982)	2.40
Cancelled	1,634,566	(1,634,566)	5.18
Repurchased	253,686	—	0.88

Balances, December 31, 2000	4,400,587	10,878,561	$5.59
Authorized	3,976,581	—
Granted	(9,768,848)	9,768,848	$1.27	$1.11
Exercised	—	(596,955)	0.46
Cancelled	6,295,512	(6,295,512)	4.87
Repurchased	343,078	—	0.65

Balances, December 31, 2001	5,246,910	13,754,942	$3.21

Reduction in authorized shares	(2,829,497)	—
Granted	(1,219,000)	1,219,000	$2.64	$2.36
Exercised	—	(525,841)	1.24
Cancelled	1,620,676	(1,620,676)	4.05
Repurchased	48,100	—	1.13

Balances, December 31, 2002	2,867,189	12,827,425	$3.14

The following information is provided for options outstanding and exercisable at December 31, 2002:

	Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Exercisable Number of Options
$0.07 to 1.11	513,880	7.12	324,404
1.14 to 1.14	1,997,837	8.41	1,381,227
1.25 to 1.25	1,827,883	8.15	729,688
1.26 to 1.38	1,789,606	6.98	1,157,011
1.41 to 1.49	2,106,384	8.96	266,202
1.67 to 3.00	1,785,401	8.14	776,864
3.08 to 8.00	2,161,982	7.53	1,236,019
8.81 to 34.50	644,452	7.34	463,451

	12,827,425	7.97	6,334,866

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding at December 31, 2002 have a weighted average remaining contractual life of approximately 7.97 years. Of these options, 6,334,866, 6,207,752, and 8,307,963 are exercisable as of December 31, 2002, 2001, and 2000, respectively, with exercise prices ranging from $0.07 to $34.50. In addition to the shares noted above are 420,000 fully vested options outstanding outside of the Plan at an exercise price of $1.67 to employees of Avenue A/NYC LLC as part of the acquisition completed during 1999. During 2002, 30,000 of these shares were exercised.

Employee Stock Purchase Plan

In 1999, the Board of Directors and shareholders approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has reserved a total of 1,250,000 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan increase annually starting on the first day of the Company’s fiscal year beginning in 2001 by an amount equal to the lesser of (i) 750,000 shares of common stock, (ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period. During 2002, employees purchased 176,651 shares under the 1999 Purchase Plan. As of December 31, 2002, there are 696,701 shares available for purchase under the 1999 Purchase Plan.

9.    Commitments and Contingencies

Operating Leases

The Company has various operating leases, including building and equipment that expire at various times through 2006. Future minimum lease payments as of December 31, 2002 are as follows:

2003	$2,970
2004	1,304
2005	357
2006	76
Thereafter	—

$4,707

Rent expense under operating leases totaled approximately $3,027, $4,213, and $2,945 for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease income totaled approximately $61, $577, and $273 for the years ended December 31, 2002, 2001, 2000, respectively.

In addition to the operating leases described above, the Company has multiple agreements with third parties to house the Company’s ad serving equipment with terms ranging from approximately one to two years. For the year ended December 31, 2002 and 2001, total expense under these agreements approximated $391 and $1,054, respectively. Future minimum commitments under these agreements aggregate to $1,774 and are $1,186, $447, and $141 during the years ending December 31, 2003, 2004, and 2005 respectively.

In 2003, the Company entered into an agreement with an entity that will provide sales support to the Atlas DMT operating unit. If the contract is terminated, the Company will pay a minimum of £200.

The Company is currently the subject of a class action lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial public offering of common stock. The Company is also the subject of a patent infringement lawsuit. The Company believes these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding alleged violations of the federal securities laws, regarding its use of intellectual property or regarding its collection and use of Internet user information. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending lawsuits could seriously harm the Company’s business. In addition, any future claim by a government entity or other third party against the Company regarding alleged violations of the federal securities laws, regarding its use of intellectual property or regarding its collection and use of Internet user information could seriously harm the Company’s business.

10.    Related Party Transactions

Promissory Notes

During 2000, the Company advanced funds under full recourse promissory notes (the Notes) to certain officers and employees of the Company bearing interest rates ranging from 6.11% to 9.00%. As of December 31, 2000, the Company had recorded $2,534 under these Notes. No additional funds were advanced during the years ended December 31, 2002 and 2001. For the years ended December 31, 2002 and 2001, payments on the Notes were $506 and $2,028, respectively. As of December 31, 2002, all of the Notes had been repaid.

11.    Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted loss per share:

	Year Ended December 31,
	2002	2001	2000
Net loss (numerator for basic and diluted)	$(4,593)	$(39,984)	$(42,929)

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	58,473,981	58,147,056	52,832,161
Less:
Weighted average common shares subject to repurchase	203,960	917,663	3,124,895

Shares used in computation	58,270,021	57,229,393	49,707,266

Basic and diluted net loss per share	$(.08)	$(.70)	$(.86)

At December 31, 2002, 2001 and 2000, options to purchase 13,247,425 (including 420,000 options outstanding outside of the Plan), 14,204,942 (including 450,000 options outstanding outside of the Plans), and 11,578,561 (including 700,000 options outstanding outside of the Plans), respectively, and 78,683, 407,078, and 1,798,549 shares of common stock subject to repurchase rights, respectively, were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

12.    Notes Payable

During each of November and December 1999, the Company borrowed $500 under an equipment term loan facility. Interest is accrued on the outstanding balances at a per annum rate of one percentage point above the Prime Rate. During July 2000, the Company borrowed an additional $5,000. Interest is accrued on the outstanding balance at the Prime Rate. The loans are secured by the equipment and are payable in monthly installments of principal and interest of approximately $186. In December 2002, the Company repaid the outstanding principal and accrued interest on the $500 note payable that originated in November 1999. As of

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, the interest rates on each remaining note were 5.25% and 4.25%, respectively. The outstanding notes payable have negative and affirmative covenants with which the Company must comply and as of December 31, 2002, the Company was in compliance with the covenants. The principal balance of $1,569 as of December 31, 2002 is due during 2003.

13.    Segment Reporting

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the two distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of Avenue A and i-FRONTIER operating units, and digital marketing technologies, which consists of Atlas DMT.

During the year ended December 31, 2002, segment income (loss) from operations included an allocation of a portion of the Company’s corporate expenses. However, segment income (loss) from operations excluded amortization and non-cash stock compensation expenses as these are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment. During the year ended December 31, 2001, segment income (loss) from operations excluded an allocation of the Company’s corporate expenses and amortization and non-cash compensation expenses as well as corporate restructuring charges as these items were centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment. Comparative amounts for prior periods under the current method of segment reporting are not practicable.

Reconciling items include the elimination of intersegment revenue, as Atlas DMT provides the Atlas Digital Marketing Suite to Avenue A and corporate expense and other non-recurring items not allocated to segments. Intersegment revenue is recorded at market rates as if the transactions occurred with third parties. All of the digital marketing services sales are to external customers. Digital marketing technologies sales to external customers were $2,107 and $38 during the years ended December 31, 2002 and 2001. Segment information for the years ended December 31, 2002 and 2001 is as follows:

	Years Ended December 31,
	2002	2001
Revenue:
Digital marketing services	$130,543	$89,573
Digital marketing technologies	18,684	12,073
Intersegment eliminations (digital marketing technologies)	(16,577)	(12,035)

Total revenue	$132,650	$89,611

Income (loss) from operations:
Digital marketing services	$3,804	$3,230
Digital marketing technologies	(1,924)	(7,305)
Reconciling amounts	(8,700)	(39,774)

Total loss from operations	$(6,820)	$(43,849)

The Company had no significant sales to international customers.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of December 31, 2002 and 2001.

14.    Corporate Restructuring and Impairment Charges

Restructurings and related impairments

During January 2001, the Company initiated a cost reduction program that resulted in the termination of approximately 70 employees. The Company recognized restructuring charges of $1,500, which included $1,100 relating to employee severance and benefits for terminated employees. The remaining $400 related to existing lease agreements for office space that is no longer in use and other liabilities for which there are contractual obligations.

During May 2001, the Company initiated a cost reduction program that resulted in the termination of approximately an additional 75 employees. The Company recognized restructuring charges of $2,166, which included $1,877 relating to employee severance and benefits for terminated employees, $114 related to existing lease agreements for office space that is no longer in use, and other liabilities for which there is a contractual obligation. The restructuring charge also includes the write-down to fair value of certain impaired fixed assets of $174 pursuant to SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” As of December 31, 2001 $203 remained in accrued liabilities from these programs.

In September 2002, the Company initiated a cost reduction program that resulted in the elimination of 16 positions at Atlas DMT. The Company recognized a restructuring charge of $497, all of which related to employee severance and benefits for terminated employees.

As of December 31, 2002, $77 remains in accrued liabilities in the accompanying consolidated balance sheet relating to the above corporate restructurings.

Impairment of cost-basis investment

During the second quarter of 2001, the Company determined that its investment in an early stage technology company was permanently impaired relative to its carrying value. As a result, the Company recognized an impairment charge of $2,500, which is included as a component of non-operating income (expense) in the accompanying consolidated statements of operations for the year ended December 31, 2001. During the second quarter of 2002, the Company recognized an impairment charge of $50 for the remaining balance. The other than temporary decline in value in the Company’s cost-basis investment was determined by examining the operations of the Company and by reviewing recent valuations for the Company and comparable companies.

Impairment of fixed assets

During the third and fourth quarters of 2001, the Company recorded a write down of fixed assets that were no longer in use due to restructurings. As a result, the Company recognized an impairment charge of $1,040, which is included as a component of operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2001.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Stock Repurchase Program

In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to $15,000 of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, the Company repurchased 714,500 shares of common stock for approximately $1.8 million. Although the Company’s stock repurchase program remains in place, the Company does not currently intend to make a material amount of repurchases, if any, under the present circumstances. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announce about it at that time.

16.    Selected Quarterly Financial Information (Unaudited)

	March 31	June 30	September 30	December 31
2002 Quarter Ended
Revenue	$23,534	$30,394	$34,372	$44,351
Income (loss) from operations	(3,815)	(2,866)	(1,474)	1,335
Income (loss) before cumulative effect on prior years of change in accounting principal	(2,566)	(1,756)	(677)	1,736
Net income (loss)	(3,896)	(1,756)	(677)	1,736
Basic and diluted income (loss) per share before cumulative effect on prior years of change in accounting principle	(.04)	(.03)	(.01)	.03
Basic and diluted income (loss) per share	$(.06)	$(.03)	$(.01)	$.03

2001 Quarter Ended
Revenue	$24,150	$20,607	$20,419	$24,434
Loss from operations	(15,423)	(14,561)	(8,039)	(5,828)
Net loss	(13,480)	(15,475)	(6,567)	(4,464)
Basic and diluted loss per share	$(.24)	$(.27)	$(.11)	$(.08)

SCHEDULE II

AQUANTIVE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2002:
Allowance deducted from accounts receivable:
Allowance for doubtful accounts	$1,234	902	(351)	$1,785

Total	$1,234	902	(351)	$1,785

2001:
Allowance deducted from accounts receivable:
Allowance for doubtful accounts	$3,616	2,932	(5,314)	$1,234

Total	$3,616	2,932	(5,314)	$1,234

2000:
Allowance deducted from accounts receivable:
Allowance for doubtful accounts	$1,594	3,480	(1,458)	$3,616

Total	$1,594	3,480	(1,458)	$3,616

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

On February 27, 2002, the Board of Directors selected Arthur Andersen LLP, certified public accountants, to act as our independent accountant for the fiscal year ended December 31, 2002. As of May 29, 2002, the Board dismissed Arthur Andersen LLP. The decision to change our independent accountant was recommended and approved by our Audit Committee and approved by our Board of Directors. The principal accountant’s report on the financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the past two fiscal years, we had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the past two fiscal years, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 29, 2002, we engaged KPMG LLP, certified public accountants, as our independent accountant to audit our financial statements for the fiscal year ended December 31, 2002. From January 1, 2001 to May 29, 2002, we did not consult with KPMG LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided that KPMG LLP concluded was an important factor we considered in reaching a decision on an accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10.     EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 28, 2003, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 28, 2003, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	12,501,477	$3.063	3,505,870	(1)(2)(3)
Equity compensation plans not approved by security holders	745,948	$4.434	0
Total	13,247,425	$3.140	3,505,870

(1)	Includes 2,809,169 shares remaining available for issuance under our Restated 1999 Stock Incentive Compensation Plan (“1999 Stock Incentive Plan”). The 1999 Stock Incentive Compensation Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 5,250,000 shares, (2) an amount equal to 8% of the adjusted average common shares outstanding of aQuantive used to calculate fully diluted earnings per share as reported in the annual report to shareholders for the preceding year, or (3) a lesser amount determined by our Board of Directors. Our Board of Directors determined that the automatic annual increase authorized under the evergreen formula to be added effective as of the first day of fiscal year 2002 would be set at zero (0) shares.
(2)	Includes 696,701 shares remaining available for purchase under our 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 750,000 shares, (2) an amount equal to 2% of the adjusted average common shares outstanding of aQuantive used to calculate fully diluted earnings per share as reported in the annual report to shareholders for the preceding year, or (3) a lesser amount determined by our Board of Directors. Our Board of Directors determined that the automatic annual increase authorized under the evergreen formula to be added effective as of the first day of fiscal year 2002 would be set at zero (0) shares.
(3)	The Stock Option Grant Program for Non-Employee members of the Board of Directors is administered under the 1999 Stock Incentive Plan and as of the end of fiscal year 2002 provided for the following automatic stock grants to each of our non-employee members of the Board of Directors: (a) an initial grant to purchase 50,000 shares of our common stock as of the date of the director’s initial election or appointment to the Board, which grant will vest and become exercisable in equal installments on the first, second and third anniversaries of the grant date (assuming continued board service) and (b) an annual grant to purchase 15,000 shares of our common stock immediately following each year’s annual shareholder meeting, which grant will vest and become exercisable on the first anniversary of the grant date (assuming continued board service). On January 29, 2003, the Board of Directors amended the Stock Option Grant Program to reduce the initial grant to 25,000 shares and the annual grant to 10,000 shares.

Summary of Equity Compensation Plans Not Approved by Shareholders

Restated 2000 Stock Incentive Compensation Plan

The Restated 2000 Stock Incentive Compensation Plan (the “2000 Plan”) became effective on November 16, 1999 and was amended and restated on March 22, 2002 and December 11, 2002. The purposes of the 2000 Plan are to enhance long-term shareholder value by offering opportunities to our employees, officers, consultants, agents, advisors and independent contractors to participate in our growth and success, and to encourage them to remain in the service of aQuantive and our subsidiaries and to acquire and maintain stock ownership in aQuantive.

The 2000 Plan permits awards of nonqualified stock options and stock awards. Awards and grants of stock options are referred to collectively as “Awards.” Those eligible for Awards under the 2000 Plan include officers and employees of aQuantive and our subsidiaries and consultants, agents, advisors and independent contractors who provide services to aQuantive and its subsidiaries. Persons who receive Awards are referred to as “Participants.”

By resolution adopted December 11, 2002, the Board of Directors determined that the 2000 Plan will terminate when all Awards outstanding under the 2000 Plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new options will be granted under the 2000 Plan.

Shares Available for Issuance.    Subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations, and the like, the maximum aggregate number of shares of our common stock that may be issued under the 2000 Plan is 383,968 shares.

Administration.    The 2000 Plan may be administered by the Board of Directors and/or a committee or committees appointed by the Board of Directors. Any committee must consist of two or more members of the Board. The Board and/or an appointed committee are referred to collectively as the “Plan Administrator.”

Awards.    Awards under the Plan include nonqualified stock options and stock awards. Awards may be settled through the delivery of shares of common stock, cash payments, the granting of replacement Awards, or any combination of the foregoing. The Plan Administrator may permit or require the deferral of any Award payment, subject to such rules and procedures that it may establish. The Plan Administrator may also offer to buy out, for a payment in cash or common stock, an award previously granted based upon terms and conditions that the Plan Administrator may establish. In the event of a merger, consolidation, and the like, the Plan Administrator may grant Awards under the 2000 Plan in substitution for awards issued under the acquired entity’s plan.

Nonqualified Stock Options

The Plan Administrator may grant stock options in the form of nonqualified stock options. The exercise price for shares purchased under a nonqualified stock option will be determined by the Plan Administrator. The term of a stock option may not exceed 10 years from the date of grant, unless otherwise permitted by the Plan Administrator. At the time of grant, the Plan Administrator may determine when the stock option will vest and become exercisable and whether the stock option will continue to be exercisable if a Participant ceases to be employed by, or provide services to, aQuantive or our subsidiaries. In the case of the Participant’s termination for cause, breach of restrictive covenants (for example, non-competition and confidentiality restrictions) or having engaged in activities detrimental to aQuantive, the Plan Administrator may impose conditions of forfeiture on the Participant’s rights under a stock option.

Stock Awards

The Plan Administrator may make Awards of common stock or Awards denominated in units of common stock. Awards of common stock may be subject to the terms, conditions or restrictions (including continuous service or the achievement of performance goals) determined by the Plan Administrator. Upon the satisfaction or waiver of or the Participant’s release from any terms, conditions or restrictions, we will deliver to the Participant or the Participant’s estate the number of shares of common stock subject to the Award.

Assignability.    Generally, unless the Plan Administrator determines otherwise, a Participant may not assign, pledge or transfer Awards granted under the 2000 Plan other than by will or by the applicable laws of descent and distribution.

Corporate Transactions.    In the event of a “Corporate Transaction,” each outstanding stock option will automatically accelerate and become 100% vested and exercisable. A stock option will not accelerate, however, if it is assumed by the successor corporation or replaced with a comparable award for the purchase of the capital stock of the successor corporation. Any stock option granted to an executive officer that is assumed or replaced in a Corporate Transaction and does not otherwise accelerate at that time will be accelerated in the event the Participant’s employment or services are subsequently terminated within two years following the Corporate Transaction, unless the Participant’s employment or services are terminated for cause or by the participant without good reason. For purposes of the 2000 Plan a Corporate Transaction means: (a) the consummation of any merger or consolidation in which aQuantive is not the continuing or surviving corporation or the holders of aQuantive securities own less than 51% of the outstanding voting securities or (b) the consummation of any sale, lease, exchange or other transfer of all or substantially all of aQuantive’s assets (other than a transfer of aQuantive assets to a majority-owned subsidiary corporation) or (c) the approval by the holders of aQuantive common stock of any plan or proposal to liquidate or dissolve aQuantive .

Repurchase Rights.    The Plan Administrator may permit the issuance of unvested shares of our common stock subject to a stock option pursuant to the exercise of an option. In the event a Participant ceases to be employed by or provide services to aQuantive, then all shares of common stock subject to a stock option that is unvested at the time the Participant ceases employment with or service to aQuantive will be subject to repurchase by aQuantive at the exercise price paid for the shares.

Amendment and Termination.    The 2000 Plan may be amended only by the Board of Directors. The Board may suspend or terminate the plan at any time. In addition, the 2000 Plan will terminate when all Awards outstanding under the plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms.

Non-Plan Grants

On September 2, 1999, we entered into an employment agreement with Stephen D. Klein, formerly Chairman of i-Balls, LLC, in connection with our acquisition of i-Balls LLC. The employment agreement was initially to expire on September 2, 2001. However, we agreed with Mr. Klein to amend the employment agreement, first on September 1, 2001, and again on November 12, 2002, to extend the term of the Employment Agreement until March 1, 2003.

Pursuant to the terms of the employment agreement (and Exhibit A thereto, a nonqualified stock option letter agreement) we granted Mr. Klein a nonqualified stock option outside of any of our equity incentive plans to purchase 900,000 shares of our common stock at an exercise price of $1.6667 per share (the “Non-Plan Grant”). Except as otherwise expressly provided in the agreements, the Non-Plan Grant was made subject to the terms and conditions of our 1998 Stock Incentive Compensation Plan (the “1998 Plan”). The entire Non-Plan Grant was to vest and become exercisable on the sixth anniversary of the grant date unless Mr. Klein was terminated or portions of the option vested or were cancelled earlier pursuant to the target and incentive schedules for 1999 and 2000 contained in the agreements. At the end of 2000, the Non-Plan Grant was adjusted to 750,000 shares and became fully vested and exercisable. As of December 31, 2002, Mr. Klein had purchased 330,000 shares of the 750,000 shares subject to the Non-Plan Grant.

On March 1, 2003, Mr. Klein’s employment agreement expired and his relationship with us was terminated. Under the terms of the employment agreement, however, Mr. Klein will continue to have an option to purchase the remaining 420,000 shares subject to the Non-Plan Grant until May 30, 2003. In the event that Mr. Klein dies prior to timely exercising his option to purchase these remaining shares, Mr. Klein’s personal representative(s), the person(s) to whom Mr. Klein’s rights under the Non-Plan Grant have passed by will or the applicable laws of descent and distribution or Mr. Klein’s beneficiary designated pursuant to the terms of the 1998 Plan, may do so for one year after the date of death.

The Non-Plan Grant provides for the payment of the exercise price for the remaining 420,000 vested but unexercised shares by any of the following means: (1) cash, (2) check, (3) tendering shares of our common stock, either actually or by attestation, already owned for at least 6 months that on the day prior to the exercise date having a fair market value equal to the aggregate exercise price of the shares being purchased, (4) delivery of a properly executed exercise notice, together with irrevocable instructions to a brokerage firm designated by aQuantive to deliver promptly to us the aggregate amount of sale or loan proceeds to pay the option exercise price and any withholding tax obligations that may arise in connection with the exercise, or (5) any other method permitted by the plan administrator of the 1998 Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 28, 2003, and is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

(1)  Financial Statements—all consolidated financial statements of the Company as set forth under Item 8 of this Report.

(2)  Financial Statement Schedules—Schedule II Valuation and Qualifying Accounts.

The independent auditors’ reports with respect to the financial statement schedules appears on pages F-2 and F-3 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.

(3)  Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the registrant*

3.2	Amended and Restated Bylaws of the registrant**

10.1	Form of Promissory Note between the registrant and the executive officers listed on Schedule A thereto, dated October 8, 1999*

10.2	Employment Agreement between the registrant and Brian P. McAndrews, dated January 20, 2000*

10.3	Employment Agreement between the registrant and James A. Warner, dated January 18, 2000**

10.4	Employment Agreement between the registrant and Michael Vernon, dated September 27, 2000***

10.5	Employment Agreement between the registrant and Michael T. Galgon, dated June 21, 2000***

10.6	Employment Agreement between the registrant and Jeffrey J. Miller, dated June 21, 2000***

10.7

Investors Rights Agreement between the registrant and Voyager Capital Fund I, L.P., Voyager Capital Founders Fund, L.P., Oak Investment Partners VI, L.P., Kirlan Venture Partners II, L.P., Norman H. Nie, Trustee, Norman H. Nie Revocable Trust dated 3/15/91, Media Partners, the Phoenix Partners IV Limited Partnership, R. Michael Leo and Insight Venture Associates LLC, dated May 4, 1999*

10.8	Registration Rights Agreement between the registrant and Stephen D. Klein, Michael Cohen, Jonathan Bond, Richard Kirshenbaum, Margaret Boyer and Daniel DeWolf, dated September 2, 1999*

10.9	Restated 2000 Stock Incentive Compensation Plan

10.10	Restated 1999 Stock Incentive Compensation Plan

10.11	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan

10.12	1999 Employee Stock Purchase Plan*

10.13	Restated 1998 Stock Incentive Compensation Plan*

10.14	Loan and Security Agreement between the registrant and Silicon Valley Bank, dated May 25, 1999*

10.15	Lease Agreement between the registrant and Samis Foundation, dated July 16, 1999*

10.16	Nonqualified Stock Option Letter Agreement between registrant and Stephen D. Klein, dated September 2, 1999

10.17	First Amendment to Lease Agreement between the registrant and Samis Foundation, dated October 28, 1999*

10.18	Second Amendment to Lease Agreement between the registrant and Samis Foundation, dated January 31, 2000*

Exhibit No.	Description

10.19	Lease Agreement between the registrant and Samis Foundation, dated January 31, 2000*

10.20	Agreement Concerning Leases between the registrant and Samis Foundation, dated June 27, 2000**

10.21	Office Lease Agreement between the registrant and EOP-Columbia Center, LLC, dated February 14, 2000*
10.22	First Amendment to Lease Agreement between the registrant and EOP-Columbia Center, L.L.C., dated April 11, 2000*****

10.23	Internet Data Center Services Agreement between the registrant and Exodus Communications, Inc., dated January 23, 1998*

10.24	Space and Service Lease between PowerSpace & Services, Inc. and Atlas-DMT, a division of the registrant, dated October 2, 2001*******

10.25	Separation and General Release agreement between the registrant and Rebecca DeLozier Clements, dated March 8, 2002 ********

10.26	Network Services Agreement between the registrant and Speedera Networks, Inc., dated February 20, 2002 ********

10.27	Assignment of Avenue A (UK) Limited lease, dated January 25, 2002********

10.28	Sublease Agreement between the registrant and Mobliss, Inc., dated February 1, 2002 ********

10.29	Sublease Agreement between the registrant and Open Interface North America, Inc., dated June 6, 2002 **********

10.30	Advisory Board Agreement between the registrant and Jack Sansolo, dated May 1, 2002 **********

10.31	Stock Purchase Agreement between the registrant and Bradley Aronson dated November 25, 2002+

10.32	Sublease agreement between the registrant and Siebel Systems, Inc., dated December 30, 2002

10.33	Lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated January 7, 2000

10.34	First amendment to lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated November 14, 2000

10.35	Sublease agreement between Global Affiliates, Inc. and i-FRONTIER, dated August 23, 2001

21.1	Subsidiaries of the registrant

23.1	Consent of KPMG LLP, independent public accountants

23.2	Notice Regarding Lack of Consent of Arthur Andersen LLP

24.1	Power of Attorney (see page 44)

99.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

+	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the Securities and Exchange Commission. The omitted portions have been filed separately with the Commission.
*	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-92301).
**	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
***	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

****	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
******	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*******	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
********	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
*********	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
**********	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(b)  Reports on Form 8-K:

On October 28, 2002, we filed a report on Form 8-K, which announced that Jason Green had resigned from our board of directors effective October 21, 2002.

On December 3, 2002, we filed a report on Form 8-K regarding a press release announcing the acquisition of i-FRONTIER.

On February 27, 2003, we filed a report on Form 8-K regarding a press release announcing that we changed our name to aQuantive, Inc. We also announced that we intend to change our contractual agreements within our Avenue A agency operating unit, which is expected to result in reporting revenue on a net basis effective in 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIVE, INC.

By:	/s/ BRIAN P. MCANDREWS
Brian P. McAndrews Chief Executive Officer and President

Date: March 26, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 26th day of March, 2003.

Signature	Title

/s/ BRIAN P. MCANDREWS Brian P. McAndrews	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MICHAEL VERNON Michael Vernon	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ NICOLAS J. HANAUER Nicolas J. Hanauer	Chairman of the Board

/s/ RICHARD P. FOX Richard P. Fox	Director

/s/ FREDRIC W. HARMAN Fredric W. Harman	Director

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director

/s/ PETER M. NEUPERT Peter M. Neupert	Director

/s/ JACK SANSOLO, PH.D. Jack Sansolo, Ph.D.	Director

/s/ MICHAEL SLADE Michael Slade	Director

CERTIFICATIONS

I, Brian P. McAndrews, certify that:

1.    I have reviewed this annual report on Form 10-K of aQuantive, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ BRIAN P. MCANDREWS
Brian P. McAndrews
Chief Executive Officer and President

CERTIFICATIONS

I, Michael Vernon, certify that:

1.    I have reviewed this annual report on Form 10-K of aQuantive, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ MICHAEL VERNON
Michael Vernon
Chief Financial Officer