Form 10-Q
period 2003-03-31
AQUANTIVE INC
filed 2003-05-15
CIK 1071806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23137

AQUANTIVE, INC.

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

The number of shares of the registrant’s Common Stock outstanding as of May 2, 2003 was 58,994,491.

AQUANTIVE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

AQUANTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$42,420	$32,248
Short-term investments	78,930	89,143
Accounts receivable, net of allowances of $1,990 and $1,785, respectively	29,926	26,587
Other receivables	970	1,316
Prepaid expenses and other current assets	1,062	398

Total current assets	153,308	149,692
Property and equipment, net	4,696	4,166
Goodwill	2,292	2,292
Other intangible assets, net	2,070	2,147
Other assets	829	843

Total assets	$163,195	$159,140

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,974	$31,505
Accrued expenses	6,195	6,918
Pre-billed media	2,833	3,757
Notes payable	1,111	1,569
Deferred revenue	3,413	2,554

Total current liabilities	47,526	46,303
Deferred income taxes	14	—

Total liabilities	47,540	46,303

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 58,736 and 58,380 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	587	584
Paid-in capital	216,398	215,858
Deferred stock compensation	(805)	(1,116)
Subscription receivable	(213)	(280)
Accumulated deficit	(100,890)	(102,766)
Accumulated other comprehensive income	578	557

Total shareholders’ equity	115,655	112,837

Total liabilities and shareholders’ equity	$163,195	$159,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME/(LOSS)

(in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue	$47,533	$23,534
Expenses:
Cost of revenue	33,318	16,719
Client support (excluding amortization of deferred stock compensation of $221 and $422, respectively)	6,184	3,338
Product development (excluding amortization of deferred stock compensation of $35 and $202, respectively)	1,110	1,732
Selling, general, and administrative (excluding amortization of deferred Stock compensation of $47 and $148, respectively)	4,251	3,627
Depreciation and amortization of property and equipment	901	1,161
Amortization of deferred stock compensation	303	772
Amortization of intangible assets	60	—

Total expenses	46,127	27,349

Income (loss) from operations	1,406	(3,815)
Interest and other income, net	537	1,249

Income (loss) before provision for income taxes or cumulative effect on prior years of change in accounting principle	1,943	(2,566)
Provision for income taxes	67	—

Net income (loss) before cumulative effect on prior years of change in accounting principle	1,876	(2,566)
Cumulative effect on prior years of change in accounting principle	—	(1,330)

Net income (loss)	$1,876	$(3,896)

Basic and diluted net income (loss) per share before change in accounting principle	$0.03	$(0.04)
Cumulative effect of change in accounting principle	—	(0.02)

Basic and diluted net income (loss) per share	$0.03	$(0.06)

Shares used in computing basic net income (loss) per share	58,473	58,130

Shares used in computing diluted net income (loss) per share	64,374	58,130

Comprehensive income (loss):
Net income (loss)	$1,876	$(3,896)
Items of comprehensive income (loss)	21	(692)

Comprehensive income (loss)	$1,897	$(4,588)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,876	$(3,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,289	1,933
Impairment of intangible assets	—	1,330
Non-cash compensation	67	67
Amortization of premiums on short-term investments	21	—
Changes in assets and liabilities:
Accounts receivable	(3,339)	1,718
Other receivables, prepaid expenses and other current assets	(318)	(377)
Other assets	14	262
Accounts payable	2,469	(2,246)
Accrued expenses	(723)	(1,848)
Pre-billed media	(924)	—
Deferred revenue	859	(30)
Deferred taxes	14	—

Net cash provided by (used in) operating activities	1,305	(3,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,431)	(78)
Sales of marketable securities, net	10,213	1,753

Net cash provided by investing activities	8,782	1,675

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(458)	(500)
Proceeds from issuance of common stock and exercises of common stock options, net	543	131

Net cash provided by (used in) financing activities	85	(369)

Net increase (decrease) in cash and cash equivalents	10,172	(1,781)
Cash and cash equivalents, beginning of period	32,248	30,821

Cash and cash equivalents, end of period	$42,420	$29,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands except per share amounts)

(unaudited)

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

Effective January 1, 2001, the Company established two lines of business: digital marketing services and digital marketing technologies. Digital marketing services, including interactive advertising agencies Avenue A and i-FRONTIER, provide service offerings to clients that include web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine optimization, and creative and web site development. Digital marketing technologies, including the Atlas DMT operating unit, provides a digital marketing management system, the Atlas Digital Marketing Suite, to traditional and interactive agencies, as well as in-house media buyers for planning, serving, analyzing, and managing online campaigns.

The Company is subject to a number of risks similar to other companies in a comparable stage of development, including the need for continued growth of the Internet advertising market, reliance on key personnel and competition from other companies with greater financial, technical and marketing resources.

2.    Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2002, 2001, and 2000, as included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands except per share amounts)

(unaudited)

Revenue Recognition:    The Company’s digital marketing services, including Avenue A and i-FRONTIER, generate revenue by providing technology-based Internet advertising services to businesses. The Company’s core services include media planning and buying, ad serving, campaign analysis, optimization, data collection and aggregation, and creative and web site development. The Company also generates revenue through the Strategic Partnership Program which manages longer term exclusive or complex partnerships between the Company’s clients and Web sites or advertising networks; the Customer Insight Group which develops and maintains an evolving suite of proprietary analytical tools, fed by agency data, that lend insight into how customers and prospective customers are likely to behave in the future; E-mail which delivers targeted emails to specific customer segments; Customer Targeting which delivers tailored advertisements to the browsers of users who have previously visited clients’ Web sites; and the Search Engine Optimization programs which enables the Company’s clients to improve their rankings on Internet search engines.

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

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands except per share amounts)

(unaudited)

Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	Three Months Ended March 31,
	2003	2002
Customer A	33%	23%
Customer B	22%	22%
Customer C	*	13%

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from the same customers is as follows (if applicable):

	March 31,	December 31,
	2003	2002
Customer A	24%	15%
Customer B	26%	26%
Customer D	*	13%

*	Less than 10%

Computation of Basic and Diluted Net Income (Loss) Per Share:    Net income (loss) per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share.” Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. During the quarter ended March 31, 2003, using the “treasury stock method”, common stock equivalent shares related to stock options are included in the calculation of diluted earning (loss) per share, as their effect is dilutive. During the quarter ended March 31, 2002, common stock equivalent shares related to stock options are excluded from the calculation of diluted earnings (loss) per share, as their effect is anti-dilutive. Accordingly, basic and diluted loss per share during the quarter ended March 31, 2002 are equivalent.

Goodwill and Intangible Assets:    Intangible assets include identifiable intangible assets purchased through the i-FRONTIER acquisition in November 2002. Intangible assets are presented net of related accumulated amortization and are being amortized on a straight-line basis over three to seven years. The Company performs an impairment test on goodwill and intangible assets with identified lives, in accordance with the guidance provided by SFAS No. 142, “Goodwill and Other Intangible Assets,” at least annually, and more often if events and circumstances indicate that such assets might be impaired. The Company will perform its yearly impairment assessment of goodwill during the fourth quarter of 2003.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands except per share amounts)

(unaudited)

Stock-Based Compensation:    The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. The Company has recorded approximately $303 and $772 as compensation expense for the issuance of non-qualified stock options for the quarters ended March 31, 2003 and 2002, respectively.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied:

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$1,876	$(3,896)
Add: Stock-based employee compensation expense included in reported net income (loss)	303	772
Deduct: total stock-based compensation determined under fair value based method for all awards	(2,130)	(2,961)

Pro forma net income (loss), fair value method for all stock-based awards	$49	$(6,085)
Basic and diluted net income (loss) per share:
As reported	$.03	$(.06)
Pro forma	$.00	$(.10)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	March 31,
	2003	2002
Weighted average risk-free interest rate	3.15-3.70%	3.83%
Expected lives (in years)	1-6.5	1-4.5
Expected dividend yields	—	—
Expected volatility	114%	108%

Recent Accounting Pronouncements:    In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends FASB SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures in a company’s footnotes. The Company has adopted all the disclosure requirements related to stock-based compensation proscribed in the SFAS No. 148.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands except per share amounts)

(unaudited)

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 was applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 46” (FIN 51). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable entities created after January 31, 2003. The application of FIN 46 did not have a material impact on the Company’s financial statements.

3.    Earning (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2003	2002
Net income (loss) available for common shareholders (A)	$1,876	$(3,896)

Gross weighted average common shares outstanding	58,526	58,478
Less: Weighted average common shares subject to repurchase	53	348

Shares used in computation of basic net income (loss) per share (B)	58,473	58,130

Add: Dilutive effect of employee stock options	5,901	—

Shares used in computation of diluted net income (loss) per share (C)	64,374	58,130

Basic net income (loss) per share (A/B)	$.03	$(.06)

Diluted net income (loss) per share (A/C)	$.03	$(.06)

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands except per share amounts)

(unaudited)

4.    Segment Reporting

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

Segment income (loss) from operations excludes amortization and non-cash stock compensation expenses as these are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Reconciling items include the elimination of intersegment revenue, as Atlas DMT provides the Atlas Digital Marketing Suite to Avenue A and corporate expense and other non-recurring items not allocated to segments. Intersegment revenue is recorded at market rates as if the transactions occurred with third parties. All of the digital marketing services sales are to external customers. Digital marketing technologies sales to external customers were $1,410 and $56 during quarters ended March 31, 2003 and 2002. Segment information for the quarters ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
Revenue:
Digital marketing services	$46,123	$23,478
Digital marketing technologies	7,144	2,695
Intersegment eliminations	(5,734)	(2,639)

Total revenue	$47,533	$23,534

Income (loss) from operations:
Digital marketing services	$1,344	$414
Digital marketing technologies	2,549	(2,130)
Reconciling amounts	(2,487)	(2,099)

Total income (loss) from operations	$1,406	$(3,815)

The Company had no significant sales to international customers.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of March 31, 2003.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands except per share amounts)

(unaudited)

5.    Acquisition

Effective November 25, 2002, the Company acquired 100% of the stock of i-FRONTIER, Corp., a Philadelphia-based, full service interactive advertising agency. Management believes that the purchase of i-FRONTIER further enhances the Company’s digital marketing services with the addition of a strong client portfolio, especially in the pharmaceutical industry. In connection with the acquisition, the Company paid $5,000 in cash in exchange for all of the outstanding common stock of i-FRONTIER. The Company also incurred $191 in acquisition costs, for a total initial purchase price of $5,191. The purchase agreement also includes future contingent payments in 2004 and 2006, which will be determined based upon the earnings of the i-FRONTIER operating unit through December 31, 2005. In the event that i-FRONTIER achieves results consistent with management’s current forecasts, we estimate that future payments will range from $8.4 to $13.0 million. However, these payments will be adjusted based on actual earnings over the four years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

6.    Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, the Company reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, during the quarter ended March 31, 2002, the Company recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle in the accompanying consolidated financial statements. This impairment charge impacted the Digital Marketing Services’ segment. In connection with the acquisition of i-FRONTIER in November 2002, the Company recorded goodwill and intangible assets with definite lives. As of March 31, 2003, goodwill was $2,292 and the intangible assets related to customer base, developed technology, and a non-compete agreement with values of $1,697, $213, and $160, respectively.

7.    Stock Repurchase Program

In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program, under which up to $15 million of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, the Company repurchased 714,500 shares of common stock for approximately $1.8 million. During the quarter ended March 31, 2003, the Company did not repurchase any shares of common stock. Although the stock repurchase program remains in place, the Company does not currently intend to make repurchases under the present circumstances. The number of shares of common stock actually acquired, if any, by the Company will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announcement about it at that time.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(in thousands except per share amounts)

(unaudited)

8.    Legal Proceedings

The Company is currently the subject of lawsuits concerning the collection and use of Internet user information and a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. The Company is also the subject of a lawsuit claiming patent infringement. The Company believes all of these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission, regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending lawsuits could seriously harm the Company’s business. In addition, any future claim by a government entity or other third party against the Company regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws could seriously harm the Company’s business.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                    OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition”, included elsewhere in this report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. Unless the context requires otherwise in this Quarterly Report the terms “aQuantive,” the “Company,” “we,” “us” and “our” refer to aQuantive, Inc. and its subsidiaries, and references to “Avenue A” refer to the Avenue A operating unit, “i-FRONTIER” refer to i-FRONTIER, Corp., in operating unit and wholly-owned subsidiary of aQuantive Inc., and “Atlas DMT LLC” refer to Atlas DMT LLC, a wholly owned subsidiary of aQuantive, Inc.

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

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The United States Securities and Exchange Commission (the SEC) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

The majority of our revenue in 2003 and 2002 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. Under net method contracts, our clients are primarily responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue, including revenue from our core services, the Strategic Partnership Program and Customer Targeting, is recognized over the period that the related advertising is delivered or services are provided.

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

The tables below provide a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients:

	Three months ended March 31,
	2003	2002
	(in thousands)
Revenue, as reported	$47,533	$23,534
Less cost of media purchases	(32,645)	(16,286)

Net revenue	$14,888	$7,248

We generally recognize revenue from E-mail, which is a volume-based service, when impressions are delivered. We recognize revenue from Search Engine Optimization Programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Vital Signs and Avondale are monthly subscription-based services, and revenue is recognized for each month that the service is provided. Revenue is generally recognized for Customer Insight services under a proportional performance method of accounting. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur. Historically, we have not generated losses on these types of contracts.

Our Atlas DMT operating unit provides digital marketing technology services to manage online media planning, buying, ad delivery and analysis for advertising agencies and advertisers. These services are offered online through the Atlas Digital Marketing Suite as are our other services such as Vital Signs and GRP and Reach Forecaster. Revenue from such services is recognized based on either volume or subscription. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

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

Accounting for Acquisitions

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), which addresses financial accounting and reporting for business combinations. In connection with our acquisition of i-FRONTIER in November 2002, we allocated the cost of the acquisition to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition in accordance with SFAS No. 141. As a result, the excess of the purchase price over the value of the net tangible assets acquired was allocated to the following (in thousands):

Non-compete agreement	$172
Customer relationships	1,785
Developed technology	240
Goodwill	2,292

$4,489

Significant judgment is required to estimate the fair value at date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives, and other assumptions.

Accounting for Goodwill and Certain Other Intangibles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. We adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC in September 1999. Upon adoption of SFAS No. 142, we reclassified all previously recorded intangible assets as goodwill, as those assets related to workforce and customer base did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002.

In connection with our acquisition of i-FRONTIER in November 2002, we recorded certain goodwill and other intangible assets with finite lives. The separable intangible assets that have finite lives will continue to be amortized over their estimated lives, ranging from three to seven years. We will perform an impairment test on goodwill, in accordance with the guidance provided by SFAS No. 142, at least annually, unless events and circumstances indicate that such assets might be impaired. We will perform our yearly impairment assessment of goodwill during the fourth quarter of 2003. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

Accounting for Stock-Based Compensation

We have elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. A number of companies have recently adopted or announced their intention to adopt the fair value based method of accounting for stock-based employee compensation. To respond to concerns raised by constituents, in December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We are currently evaluating the alternative methods of transition and if we decide to voluntarily adopt the fair value based method of accounting for stock-based compensation, this could have a significant impact on our operating results.

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

Results of Operations

The following table presents, in dollars and as a percentage of revenue, statements of operations data for the three months ended March 31, 2003 and 2002. Our discussion of revenue and cost of revenue that follows provides a reconciliation of revenue and cost of revenue as reported and revenue and cost of revenue as if cost of media purchases were excluded (net revenue). We believe the net revenue analysis facilitates a better comparison of our digital marketing services against other companies in our industry, since many of these companies also exclude the cost of media from reported revenue. Furthermore, due to the prospective contractual changes discussed previously, we believe this measure will enhance comparability in future periods. The results of any period are not necessarily indicative of results for any future period.

	Three Months Ended March 31,
	2003		2002
	(in thousands except percentage amounts)
Revenue	$47,533	100.0%	$23,534	100.0%
Expenses:
Cost of revenue	33,318	70.1%	16,719	71.0%
Client support	6,184	13.0%	3,338	14.2%
Product development	1,110	2.3%	1,732	7.4%
Selling, general and administrative	4,251	8.9%	3,627	15.4%
Depreciation and amortization of property and equipment	901	1.9%	1,161	4.9%
Amortization of deferred stock compensation	303	0.6%	772	3.3%
Amortization of intangible assets	60	0.1%	—	—%

Total expenses	46,127	97.0%	27,349	116.2%
Income (loss) from operations	1,406	3.0%	(3,815)	(16.2)%
Interest and other income, net	537	1.1%	1,249	5.3%

Income (loss) before provision for income taxes and cumulative effect on prior years of change in accounting principle	1,943	4.1%	(2,566)	(10.9)%
Provision for income taxes	67	0.1%	—	—%

Net income (loss) before cumulative effect on prior years of change in accounting principle	1,876	3.9%	(2,566)	(10.9)%
Cumulative effect on prior years of change in accounting principle	—	—%	(1,330)	(5.6)%

Net income (loss)	$1,876	3.9%	$(3,896)	(16.5)%

Revenue.    The following table provides a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients.

	Three Months ended March 31,
	2003	2002
	(in thousands)
Revenue, as reported	$47,533	$23,534
Less cost of media purchases	(32,645)	(16,286)

Net revenue	$14,888	$7,248

Revenue increased to $47.5 million for the quarter ended March 31, 2003 from $23.5 million for the quarter ended March 31, 2002. Revenue from digital marketing services increased to $46.1 million for the quarter ended March 31, 2003 from $23.5 million for the quarter ended March 31, 2002. Revenue from digital marketing technologies increased to $1.4 million for the quarter ended March 31, 2003 from $56,000 for the quarter ended March 31, 2002. During 2002, we experienced a transition in customer base from primarily Internet-based companies to companies in more traditional industries. Revenue continued to increase each quarter of 2002 and during the first quarter of 2003 primarily due to increases in spending for our digital marketing services among our existing customers who operate in more traditional industries. We believe companies are beginning to understand the effectiveness of online media, resulting in growth of their online budgets. During 2002, our digital marketing services were able to help launch major campaign initiatives, where historically these campaigns were reserved for more traditional advertising media. This trend continued in the first quarter of 2003, where we experienced strong spending from several large clients. During the quarter ended March 31, 2003, revenue from our top 5 clients was 75% of our total revenue compared to 71% during the quarter ended March 31, 2002. Although this concentration has increased, our Avenue A and i-FRONTIER agencies were successful in adding four new clients during the first quarter of 2003. Because of the strong spending of several large clients, though, it may take several quarters for that concentration to decrease. Revenue from our digital marketing technologies increased as our Atlas Digital Marketing Suite continued to add clients including agencies and direct advertisers. During the quarter ended March 31, 2003, our digital marketing technologies line of business was successful in adding a net total of 19 additional clients. During the remainder of 2003, we expect digital marketing services revenue will grow, with an increasing contribution from new clients. In addition, we expect digital marketing technologies to continue to grow its revenue from agencies and direct advertisers. Accordingly, we expect total revenues in the range of $190.0 to $210.0 million in 2003.

Net revenue, which excludes the cost of media purchases, increased to $14.9 million for the quarter ended March 31, 2003, from $7.2 million for the quarter ended March 31, 2002. The increase in net revenue was primarily due to increases in spending from our existing customers, resulting in increased fees earned from our clients. In addition, revenue from digital marketing technologies increased to $1.4 million during the quarter ended March 31, 2003, compared to $56,000 during the quarter ended March 31, 2002, as our Atlas Digital Marketing Suite continued to add clients from external agencies and direct advertisers.

Cost of revenue.    The following table provides a reconciliation of cost of revenue as reported to cost of revenue exclusive of the cost of media purchased for our Avenue A clients.

	Three Months ended March 31,
	2003	2002
	(in thousands)
Cost of revenue, as reported	$33,318	$16,719
Less cost of media purchases	(32,645)	(16,286)

Cost of revenue, exclusive of media purchases	$673	$433

Cost of revenue consists mainly of the costs of media that we purchase from publishers’ Web sites, and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery and search engine optimization. Cost of revenue increased to $33.3 million, or 70.1% of revenue, for the quarter ended March 31, 2003 from $16.7 million, or 71.0% of revenue, for the quarter ended March 31, 2002. The dollar increase in cost of revenue was primarily due to increases in the volume of advertising space we purchased for our clients, as spending for our services increased among our existing customers. Due to the expected growth in revenue from existing clients and increased contribution from new clients, we anticipate cost of revenue in the range of $134.0 to $180.0 million in 2003.

The cost of revenue exclusive of media purchases increased to $673,000 for the quarter ended March 31, 2003 from $433,000 for the quarter ended March 31, 2002, respectively. The increase in cost of revenue under the net revenue method was primarily due to increased bandwidth costs associated with the increase in the volume of ads served.

Client support.    Client support expenses consist primarily of salaries and related expenses for client support personnel, including employees within our digital marketing services client teams and client service employees within digital marketing technologies. Client support expenses also include employees who support other functions such as the Strategic Partnership Program and Customer Insight services. Client support expenses increased to $6.2 million, or 13.0% of revenue, for the quarter ended March 31, 2003 from $3.3 million, or 14.2% of revenue, for the quarter ended March 31, 2002. The dollar increase in client support expenses was primarily due to the increased headcount associated with the addition of our i-FRONTIER agency. In addition, headcount in account management increased to support increased spending by our digital marketing services clients and the new clients added in our digital marketing technologies line of business. The decrease in client support expenses as a percentage of revenue was primarily due to increased revenue from existing clients, while headcount and the related expenses for client support staff increased at a slower rate. In general, increased spending from existing clients requires only modest increases in client support costs, while increased spending from new clients increases the need for client support staff, resulting in more significant increases in client support costs.

Product development.    Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing our Atlas™ Digital Marketing Suite for marketing to external clients. Product development expenses decreased to $1.1 million, or 2.3% of revenue, for the quarter ended March 31 2003, from $1.7 million, or 7.4% of revenue, for the quarter ended March 31, 2002. The dollar and percentage decreases in product development expenses were primarily due to the capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite 3.5, which was launched in April 2003.

Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel, professional fees, and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses increased to $4.3 million, or 8.9% of revenue, for the quarter ended March 31, 2003, from $3.6 million, or 15.4% of revenue, for the quarter ended March 31, 2002. The dollar increase in selling, general and administrative expenses was primarily due to increased professional services expenses associated with the increased corporate governance requirements and an increase in sales and marketing efforts associated with our digital marketing technologies line of business. The decrease in selling, general and administrative costs as a percentage of revenue was primarily due to increased revenue from existing clients, while headcount and the related expenses increased at a slower rate. In general, increased revenue from existing clients is a function of the performance of our client support personnel and not a direct result of increased selling expenses. In addition, we can support increased spending from clients with modest increases in general and administrative expenses.

Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment decreased to $901,000, or 1.9% of revenue, for the quarter ended March 31, 2003 from $1.2 million, or 4.9% of revenue, for the quarter ended March 31, 2002. The dollar and percentage decreases were primarily due to certain assets becoming fully depreciated, partially offset by the purchase of new equipment.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $303,000, or 0.6% of revenue, for the quarter ended March 31, 2003 from $772,000, or 3.3% of revenue, for the quarter ended March 31, 2002. The dollar and percentage decreases were primarily related to the decrease in deferred stock compensation due to our use of the accelerated method of amortization for our employee stock compensation arrangements plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations. We anticipate that all deferred stock compensation recorded as a result of options granted prior to our initial public offering will be fully amortized by the end of 2003.

Amortization of intangible assets.    Amortization of intangible assets relates to the customer base, developed technology, and non-compete agreement recorded in connection with the purchase of i-FRONTIER in November 2002. Amortization of intangible assets was $60,000 and $0 during the quarters ended March 31, 2003 and 2002, respectively. As of March 31, 2003, intangible assets consisted of a non-compete agreement, customer base, and developed technology with values of $160,000, $1.7 million, and $213,000, respectively. The intangible assets are amortized on a straight-line basis over useful lives of five, seven, and three years, respectively.

Interest and other income, net.    Net interest and other income consists primarily of earnings on our cash, cash equivalents, and short-term investments. Net interest income decreased to $537,000, or 1.1% of revenue, for the quarter ended March 31, 2003 from $1.2 million, or 5.3% of revenue, for the quarter ended March 31, 2002. The dollar and percentage decreases were primarily due to lower returns on our invested funds due to the declining interest rates experienced in the economy.

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

As of March 31, 2003, we had cash and cash equivalents of $42.4 million and short-term investments of $78.9 million. We have a $5.5 million equipment term loan facility with a bank, of which $1.1 million is outstanding as of March 31, 2003.

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2003. Net cash used in operating activities was $3.1 million for the three months ended March 31, 2002.

Net cash provided by investing activities was $8.8 and $1.7 million for the three months ended March 31, 2003 and 2002, respectively. Net cash provided by investing activities was primarily related to net proceeds from the sale of marketable securities, offset by purchases of equipment.

Net cash provided by financing activities was $85,000 for the three months ended March 31, 2003. Net cash used in financing activities was $369,000 for the three months ended March 31, 2002. Net cash provided by or used in financing activities was related to payments on our equipment loan. These payments were offset by proceeds from sales of securities.

As of March 31, 2003, we had material commitments related to operating leases for office space and office equipment, and notes payable to a bank. The notes are secured by the equipment purchased with the proceeds from the notes. In addition, we had material obligations related to the facility leases for our ad serving systems.

During the quarter ended March 31, 2003, we entered into an agreement with an entity that will provide sales and service support to the Atlas DMT operating unit in the United Kingdom. If the contract is terminated, we will pay a minimum of £200,000 (approximately $321,000).

The i-FRONTIER purchase agreement includes potential contingent payments in 2004 and 2006, which are determined by the operating results of our i-FRONTIER operating unit for the four years ending December 31, 2005. We estimate that future payments will range from $8.4 to $13.0 million. This estimate will be adjusted based on actual earnings over the four years ending December 31, 2005. Our estimates require judgment, based on estimating the future earnings of i-FRONTIER. We cannot assure you that actual future payments will not be materially different than our current estimates.

In April 2002, we announced that our Board of Directors had authorized a stock repurchase program under which up to $15 million of our common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow us the flexibility to repurchase our common stock to potentially reduce stock dilution and seek to improve our long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, we repurchased 714,500 shares of common stock for approximately $1.8 million. During the quarter ended March 31, 2003, we did not repurchase any shares of common stock. Although the stock repurchase program remains in place, we do not currently intend to make repurchases under the present circumstances. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause us to make one or more repurchases, we would not necessarily make a public announcement about it at that time.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 prescribes a tabular format and location for the disclosures in a company’s footnotes. We are in the process of evaluating the impact of the transition alternatives described in the pronouncement. In addition, we have adopted all of the disclosure requirements related to stock-based compensation proscribed in the pronouncement.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 “ (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable entities created after January 31, 2003. The application of FIN 46 did not have a material impact on our financial statements.

Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

We have a history of losses and may not maintain profitability, which we first achieved in the quarter ended December 31, 2002

We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of March 31, 2003, our accumulated deficit was $100.9 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. We cannot assure you that we will generate sufficient revenue to maintain profitability. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations or cannot be reduced, we may be unable to maintain profitability.

Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. For example, although we recorded a profit in the fourth quarter of 2002 and the first quarter of 2003, we cannot assure you that we will be profitable in subsequent quarters.

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

Defaults by issuers of short-term debt could harm our financial condition

Our short-term investments represent a significant portion of our cash position. As of March 31, 2003, short-term investments constituted $78.9 million of our cash position of $121.4 million. If issuers of the short-term debt in which we have invested default or if the market value of such investments becomes impaired, such defaults and impairments could significantly harm our financial condition.

Privacy concerns could lead to legislative and other limitations on our ability to collect personal data from Internet users, including limitations on our use of cookie or action tag technology and user profiling

Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use “cookies” and “action tags” to track Internet users and their online behavior to build anonymous user profiles. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients’ or prospective clients’ Web sites. This enables our measurement of an advertising campaign’s effectiveness in driving consumers to specific actions. We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. The European Union has also enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags. The directive also places restrictions on the sending of unsolicited communications. Each European Union member country is required to enact legislation to comply with the provisions of the directive by October 31, 2003. Germany already has imposed its own laws limiting the use of user profiling, and other countries (both in and out of the European Union) may impose similar limitations. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, Internet browser software upgrades may result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. Finally, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit or eliminate our ability to use cookies and action tags. If our ability to use cookies or action tags or to build user profiles were substantially restricted, we would likely have to use other technology or methods that allow the gathering of user profile data in other ways in order to provide our services to our clients. This change in technology or methods could require significant reengineering time and resources, and might not be done in time to avoid negative consequences to our business. In addition, alternative technology or methods might not be available on commercially reasonable terms, if at all.

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

In addition to patent and service mark claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

In addition to patent and service mark claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights and trade secrets, or otherwise challenge our intellectual property, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or coexistence agreements. We may not be able to obtain such royalty, license or coexistence agreements on terms acceptable to us, if at all. Failure of our services to perform properly or improper use of our services by our clients could give rise to legal claims against us or damage our reputation.

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

We may not be able to compete successfully in the market for Internet advertising

The market for Internet advertising is relatively new, yet competitive. Our digital marketing services, including our Avenue A and i-FRONTIER operating units, compete with interactive advertising agencies, enabling online advertising technology providers, advertising networks, targeted email service providers and traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients. Our digital marketing technologies, through our Atlas DMT operating unit, compete with third-party ad serving companies and campaign management technology companies.

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

There may be risks related to our prior use of Arthur Andersen LLP as our independent auditor

Arthur Andersen LLP (Andersen) served as our independent auditor from 1998 until May of 2002, when our Board of Directors dismissed Andersen. Our access to the capital markets could be impaired because Andersen can no longer make representations on our behalf with respect to audits completed by Andersen prior to its dismissal. In addition, it is possible that the SEC may cease accepting financial statements that were audited by Andersen. If it is necessary for us to re-audit our prior financial statements, such a change could disrupt our operations and divert the attention of our management from other business matters, and we could experience additional cost or delay in completing our periodic reports required to be filed with the SEC.

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

In addition, laws, regulations, and standards may be adopted or amended relating to the taxation of our services. Although we historically have not been required to pay Washington State business and occupation tax on the media we purchase on behalf of our clients, we received reporting instructions from Washington State tax authorities that require us to do so beginning February 2003. We expect to assert administrative remedies with the Washington State tax authorities and evaluate tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax. If these efforts are not successful, this business and occupation tax requirement, and any other tax-related requirements, could substantially increase our cost of conducting business.

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

Our stock price has been and may continue to be volatile

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended April 25, 2003, the closing price of our common stock ranged from $1.97 to $6.68 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the subject of securities class action litigation and may be the target of additional lawsuits in the future. This litigation and any future securities litigation against us could result in substantial costs and divert our management’s attention from business concerns, which could harm our business.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We have been the subject of lawsuits concerning our collection and use of Internet user information. In Chance et al. v. Avenue A, Inc., plaintiffs, on behalf of themselves and all others similarly situated throughout the nation, filed a class action complaint against us on or about November 20, 2000 in the United States District Court for the Western District of Washington. Plaintiffs in two separate suits—Werber v. Avenue A, Inc., and Bowles v. Avenue A, Inc.—agreed to join the Chance case as plaintiffs rather than pursue their own individual cases against us. Accordingly, on or about May 29, 2001, plaintiffs filed a First Amended Consolidated Class Action Complaint in the Chance case adding Werber and Bowles as plaintiffs. The complaint contained the following purported claims relating to our collection and use of Internet user information: (1) violation of 18 U.S.C. section 2510 et seq. (the Wiretap/Interception section of the Electronic Communications Privacy Act), (2) violation of 18 U.S.C. section 2701 et seq. (the Access to Stored Information section of the Electronic Communications Privacy Act), (3) violation of 18 U.S.C. section 1030 et seq. (the Computer Fraud and Abuse Act), (4) violation of RCW section 9.73.030 et seq. (the Washington State Wiretap/Interception statute), (5) common law trespass to personal property and conversion, (6) common law invasion of privacy, (7) unjust enrichment, (8) violation of state consumer protection and deceptive practices statutes, and (9) declaratory judgment. The plaintiffs sought declaratory and injunctive relief as well as monetary damages and disgorgement of profits. On September 17, 2001, the Court granted our motion for summary judgment and entered judgment in our favor. On October 15, 2001, plaintiffs filed a notice of appeal. On October 17, 2002, the Court entered an order granting preliminary approval of a nationwide class action settlement of this action. The Court ordered that notice to the class be provided, and scheduled a final approval hearing on March 6, 2003. On March 7, 2003, the Court entered a final judgment and order of dismissal, granting final approval to the settlement and dismissing the Chance case.

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

In Garcia v. Avenue A, Inc., the plaintiff, on behalf of herself and all others similarly situated in the State of California, filed a class action complaint against us on or about October 9, 2001, in the Superior Court for San Bernardino County, California. The complaint contained the following claims relating to our collection and use of Internet user information: (1) invasion of privacy in violation of article I, section 1 of the California Constitution, (2) common law invasion of privacy, (3) violation of California Penal Code §§ 631 et seq. (the California wiretapping and eavesdropping statutes), (4) violation of California Business & Professions Code §§ 17200 et seq. (the California unfair competition statute), and (5) unjust enrichment. The plaintiff sought declaratory and injunctive relief as well as monetary damages. This case is subject to the nationwide class action settlement. Pursuant to the terms of the settlement and the Court’s order of dismissal, an order dismissing the action was entered by the California court on April 3, 2003.

We have been named as a defendant in a consolidated amended class action complaint filed in the United States District Court for the Southern District of New York on or about April 19, 2002 and captioned In re Avenue A, Inc. Initial Public Offering Securities Litigation. This consolidated complaint relates to several previously filed class action complaints filed against us, the first of which was originally filed on or about June 15, 2001. Plaintiffs filed the consolidated complaint on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. The complaint also named as defendants Morgan Stanley & Co., Salomon Smith Barney, Inc., Thomas Weisel Partners, LLC, and RBC Dain Rauscher, Inc., certain of the underwriters of our initial public offering; Brian P. McAndrews, our President and Chief Executive

Officer; Nicolas Hanauer, our Chairman of the Board; and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Exchange Act Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiffs seek monetary damages. The complaint alleged violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaint alleges incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our common stock. It also alleged that the SEC and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaint. We have no knowledge as to whether aQuantive or our initial public offering is the subject of any such investigation.

This consolidated complaint is among over 300 similar consolidated class action lawsuits filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The Court has coordinated the cases under a single case number for pretrial proceedings. On July 15, 2002, the issuer defendants as a group filed a motion to dismiss the claims alleged in the consolidated complaints. On October 8, 2002, the court entered an order dismissing, without prejudice, all of the claims against Messrs. McAndrews, Hanauer, and Littauer in the consolidated class action lawsuit pursuant to an agreement between plaintiffs and Messrs. McAndrews, Hanauer and Littauer. On February 19, 2003, the court granted aQuantive’s motion to dismiss the claims against it under Section 10(b) of the Securities Exchange Act of 1934 and denied its motion to dismiss the claims against it under Section 11 of the Securities Exchange Act of 1933.

On or about April 19, 2002, we filed a lawsuit against 24/7 Real Media, Inc. in the United States District Court for the Western District of Washington seeking a declaratory judgment that aQuantive is not infringing any claims of U.S. patent no. 6,026,368 and/or that the claims of the patent are invalid. On May 10, 2002, 24/7 Real Media filed an answer to our complaint and counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement on January 3, 2003. 24/7 Real Media filed an opposition to our motion for summary judgment on April 28, 2003. We filed a reply in support of our motion for summary judgment on May 12, 2003. Oral argument has been requested by both parties.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)    Use of Proceeds

On February 28, 2000, the SEC declared effective our registration statement on Form S-1 as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. The offering was co-managed by Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc. and Thomas Weisel Partners LLC. Pursuant to the registration statement, we registered and sold an aggregate of 6,037,500 shares of common stock for a gross aggregate offering price of $144.9 million. In connection with the offering, we incurred total expenses of approximately $12.4 million, including underwriting discounts and commissions of approximately $10.1 million. All of these expenses were direct or indirect payments to others and not payments to our directors or officers (or their associates) or to our affiliates or 10% shareholders.

As of March 31, 2003, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits Required by Item 601 of Regulation S-K

99.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

On February 27, 2003, we filed a report on Form 8-K regarding a press release announcing that we changed our name to aQuantive, Inc. We also announced that we intend to change our contractual agreements within our Avenue A operating unit, which is expected to result in reporting revenue on a net basis effective January 1, 2004.

On May 5 2003, we filed a report on Form 8-K regarding a press release announcing our first quarter earnings for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

AQUANTIVE,INC.

By:	/S/ MICHAEL VERNON
Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)

I, Brian P. McAndrews, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of aQuantive, Inc.;

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

Date: May 14, 2003

/s/ Brian P. McAndrews
Brian P. McAndrews Chief Executive Officer and President

I, Michael Vernon, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of aQuantive, Inc.;

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

Date: May 14, 2003

/s/ Michael Vernon
Michael Vernon Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

99.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002