Form 10-Q
period 2003-06-30
AQUANTIVE INC
filed 2003-08-14
CIK 1071806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2003 was 59,631,146.

AQUANTIVE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

AQUANTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$25,430	$32,248
Short-term investments	91,810	89,143
Accounts receivable, net of allowances of $2,026 and $1,785, respectively	47,668	26,587
Other receivables	1,421	1,316
Prepaid expenses and other current assets	1,600	398

Total current assets	167,929	149,692
Property and equipment, net	5,358	4,166
Goodwill	2,292	2,292
Other intangible assets, net	1,979	2,147
Other assets	416	843

Total assets	$177,974	$159,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,797	$31,505
Accrued expenses	6,022	6,918
Pre-billed media	5,274	3,757
Deferred revenue	5,369	2,554
Notes payable	694	1,569

Total current liabilities	58,156	46,303
Deferred income taxes	17	—

Total liabilities	58,173	46,303

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 59,377 and 58,380 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	594	584
Paid-in capital	217,744	215,858
Deferred stock compensation	(499)	(1,116)
Subscription receivable	(146)	(280)
Accumulated deficit	(98,512)	(102,766)
Accumulated other comprehensive income	620	557

Total shareholders’ equity	119,801	112,837

Total liabilities and shareholders’ equity	$177,974	$159,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$51,961	$30,394	$99,494	$53,929
Expenses:
Cost of revenue	37,413	22,031	70,731	38,752
Client support (excluding amortization of deferred stock compensation of $217, $427, $438 and $849, respectively)	6,107	3,507	12,291	6,845
Product development (excluding amortization of deferred stock compensation of $37, $182, $72 and $384, respectively)	761	1,566	1,871	3,298
Selling, general, and administrative (excluding amortization of deferred stock compensation of $47, $149, $94 and $297, respectively)	4,565	4,241	8,816	7,867
Depreciation and amortization of property and equipment	774	1,157	1,675	2,318
Amortization of deferred stock compensation	301	758	604	1,530
Amortization of intangible assets	72	—	132	—

Total expenses	49,993	33,260	96,120	60,610

Income (loss) from operations	1,968	(2,866)	3,374	(6,681)
Interest and other income, net	507	1,110	1,044	2,359

Income (loss) before cumulative effect on prior years of change in accounting principle and provision for income taxes	2,475	(1,756)	4,418	(4,322)
Provision for income taxes	97	—	164	—

Net income (loss) before cumulative effect on prior years of change in accounting principle	2,378	(1,756)	4,254	(4,322)
Cumulative effect on prior years of change in accounting principle	—	—	—	(1,330)

Net income (loss)	$2,378	$(1,756)	$4,254	$(5,652)

Basic and diluted net income (loss) per share before cumulative effect on prior years of change in accounting principle	$0.04	$(0.03)	$0.07	$(0.07)
Cumulative effect on prior years of change in accounting principle	—	—	—	(0.02)

Basic net income (loss) per share	$0.04	$(0.03)	$0.07	$(0.09)

Diluted net income (loss) per share	$0.03	$(0.03)	$0.06	$(0.09)

Shares used in computing basic net income (loss) per share	59,099	58,409	58,786	58,269

Shares used in computing diluted net income (loss) per share	68,104	58,409	66,833	58,269

Comprehensive income (loss):
Net income (loss)	$2,378	$(1,756)	$4,254	$(5,652)
Items of comprehensive income (loss)	42	28	63	(664)

Comprehensive income (loss)	$2,420	$(1,728)	$4,317	$(6,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,254	$(5,652)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,447	3,848
Impairment of intangible assets	—	1,330
Non-cash compensation expense	326	240
Changes in assets and liabilities:
Accounts receivable	(21,081)	(219)
Other receivables, prepaid expenses and other current assets	(1,307)	(632)
Other assets	427	505
Accounts payable	9,292	1,141
Accrued expenses	(896)	1,154
Pre-billed media	1,517	—
Deferred revenue	2,815	207
Deferred income taxes	17	—

Net cash (used in) provided by operating activities	(2,189)	1,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,867)	(544)
Purchases of marketable securities, net	(2,604)	19,556

Net cash (used in) provided by investing activities	(5,471)	19,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(875)	(1,000)
Proceeds from issuance of common stock and exercises of common stock options, net	1,717	409

Net cash provided by (used in) financing activities	842	(591)

Net (decrease) increase in cash and cash equivalents	(6,818)	20,343
Cash and cash equivalents, beginning of period	32,248	30,821

Cash and cash equivalents, end of period	$25,430	$51,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2002, 2001, and 2000, as included in the Company’s Annual Report on Form 10-K filed with the SEC.

Revenue Recognition: The Company’s digital marketing services, including Avenue A and i-FRONTIER, generate revenue by providing technology-based Internet advertising services to businesses. The Company’s core services include media planning and buying, ad serving, campaign analysis, optimization, data collection and aggregation, and creative and Web site development. The Company also generates revenue through the Strategic Partnership Program which manages longer term exclusive or complex partnerships between the Company’s clients and Web sites or advertising networks; the Customer Insight Group which develops and maintains an evolving suite of proprietary analytical tools, fed by agency data, that lend insight into how customers and prospective customers are likely to behave in the future; E-mail which delivers targeted emails to specific customer segments; Customer Targeting which delivers tailored advertisements to the browsers of users that have previously visited clients’ Web sites; and the Search Engine Optimization Program which enables the Company’s clients to improve their rankings on Internet search engines.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(in thousands except per share amounts)

(unaudited)

The Company follows Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” This pronouncement summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States of America to revenue recognition. In addition, the Company follows the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

The Atlas DMT operating unit provides digital marketing technology services to manage online media planning, buying, ad delivery and analysis for advertising agencies and advertisers. These services are offered online through the Atlas Digital Marketing Suite as are Atlas DMT’s other services such as Vital Signs, GRP and Reach Forecaster. Such services are recognized based on either volume or as a subscription. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

Revenue is deferred in cases where the Company has not yet earned advertising revenue but has billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(in thousands except per share amounts)

(unaudited)

Revenue also includes any reimbursements received from the Company’s clients related to expenses incurred by employees in servicing such clients. Such expenses include airfare, mileage, meals and hotel stays.

The percentage of revenue to customers representing more than 10% of consolidated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Customer A	34%	27%	33%	25%
Customer B	18%	21%	20%	21%
Customer C	*	12%	*	*

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from the same customers is as follows (if applicable):

	June 30, 2003	December 31, 2002
Customer A	33%	15%
Customer B	15%	26%
Customer C	14%	13%

*	Less than 10%

Computation of Basic and Diluted Net Income (Loss) Per Share: Net income (loss) per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share.” Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. During the three and six months ended June 30, 2003, using the “treasury stock method,” 9,005 and 8,047, respectively, common stock equivalent shares related to stock options are included in the calculation of diluted net income (loss) per share, as their effect is dilutive. During the three and six months ended June 30, 2002, common stock equivalent shares related to stock options are excluded from the calculation of diluted net income (loss) per share, as their effect is anti-dilutive. Accordingly, basic and diluted loss per share during the three and six months ended June 30, 2002 are equivalent.

Goodwill and Intangible Assets: Intangible assets include identifiable intangible assets purchased through the i-FRONTIER acquisition in November 2002. Intangible assets are presented net of related accumulated amortization and are being amortized on a straight-line basis over three to seven years. The Company performs an impairment test on goodwill and intangible assets with identified lives, in accordance with the guidance provided by SFAS No. 142, “Goodwill and Other Intangible Assets,” at least annually, and more often if events and circumstances indicate that such assets might be impaired. The Company will perform its annual impairment assessment of goodwill during the fourth quarter of 2003.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(in thousands except per share amounts)

(unaudited)

Stock-Based Compensation: The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. The Company has recorded approximately $493, $796, $864, and $1,636 as compensation expense for the issuance of non-qualified stock options for the three and six months ended June 30, 2003 and 2002, respectively.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$2,378	$(1,756)	$4,254	$(5,652)
Add: stock-based employee compensation expense included in reported net income (loss)	301	758	604	1,530
Deduct: total stock-based compensation determined under fair value based method for all awards	(1,968)	(2,819)	(4,098)	(5,780)

Pro forma net income (loss), fair value method for all stock-based awards	$711	$(3,817)	$760	$(9,902)

Basic net income (loss) per share:
As reported	$0.04	$(0.03)	$0.07	$(0.09)
Pro forma	$0.01	$(0.07)	$0.01	$(0.17)
Diluted net income (loss) per share:
As reported	$0.03	$(0.03)	$0.06	$(0.09)
Pro forma	$0.01	$(0.07)	$0.01	$(0.17)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	June 30,
	2003	2002
Weighted average risk-free interest rate	2.93-3.54%	3.83%
Expected lives (in years)	1-6.5	1-4.5
Expected dividend yields	—	—
Expected volatility	111%	108%

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(in thousands except per share amounts)

(unaudited)

Recent Accounting Pronouncements:

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final Consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on the Company’s financial position or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement must be applied to all instruments that exist as of the beginning of the financial reporting period beginning after June 15, 2003. The application of this Statement is not expected to have a material impact on the Company’s financial statements.

3. Earning (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) available for common shareholders (A)	$2,378	$(1,756)	$4,254	$(5,652)

Gross weighted average common shares outstanding	59,123	58,649	58,824	58,563
Less: Weighted average common shares subject to repurchase	24	240	38	294

Shares used in computation of basic net income (loss) per share (B)	59,099	58,409	58,786	58,269

Add: Dilutive effect of employee stock options	9,005	—	8,047	—

Shares used in computation of diluted net income (loss) per share (C)	68,104	58,409	66,833	58,269

Basic net income (loss) per share (A/B)	$0.04	$(0.03)	$0.07	$(0.09)

Diluted net income (loss) per share (A/C)	$0.03	$(0.03)	$0.06	$(0.09)

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(in thousands except per share amounts)

(unaudited)

4. Segment Reporting

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the two distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of Avenue A and i-FRONTIER and digital marketing technologies, which consists of Atlas DMT.

Segment income (loss) from operations excludes amortization and non-cash stock compensation expenses as these are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Reconciling items include the elimination of intersegment revenue, as Atlas DMT provides the Atlas Digital Marketing Suite to Avenue A and corporate expense and other non-recurring items not allocated to segments. Intersegment revenue is recorded at market rates as if the transactions occurred with third parties. All of the digital marketing services sales are to external customers. Digital marketing technologies sales to external customers were $2,203, $3,613, $192, and $249 during the three and six months ended June 30, 2003 and 2002, respectively. Segment information for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Digital marketing services	$49,758	$30,202	$95,881	$53,680
Digital marketing technologies	7,749	3,657	14,893	6,352
Intersegment eliminations	(5,546)	(3,465)	(11,280)	(6,103)

Total revenue	$51,961	$30,394	$99,494	$53,929

Income (loss) from operations:
Digital marketing services	1,014	$917	2,358	$1,331
Digital marketing technologies	3,045	(1,486)	5,594	(3,616)
Reconciling amounts	(2,091)	(2,297)	(4,578)	(4,396)

Total income (loss) from operations	1,968	$(2,866)	3,374	$(6,681)

The Company had no material sales to international customers.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of June 30, 2003.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(in thousands except per share amounts)

(unaudited)

5. Acquisition

Effective November 25, 2002, the Company acquired 100% of the stock of i-FRONTIER, Corp., a Philadelphia-based, full-service interactive advertising agency. Management believes that the purchase of i-FRONTIER further enhances the Company’s digital marketing services with the addition of a strong client portfolio, especially in the pharmaceutical industry. In connection with the acquisition, the Company paid $5,000 in cash in exchange for all of the outstanding common stock of i-FRONTIER. The Company also incurred $191 in acquisition costs, for a total initial purchase price of $5,191. The purchase agreement also includes future contingent payments in 2004 and 2006, which will be determined based upon the revenue and earnings of the i-FRONTIER operating unit through December 31, 2005. In the event that i-FRONTIER achieves results consistent with management’s current forecasts, we estimate that future payments will range from $8,000 to $12,500. However, these payments will be adjusted based on actual earnings over the four years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

6. Intangible Assets

The Company adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, the Company reclassified all previously recorded intangible assets as goodwill, as those assets related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, during the quarter ended March 31, 2002, the Company recorded an impairment charge of $1,330 that has been recognized as a cumulative effect of a change in accounting principle in the accompanying consolidated financial statements. This impairment charge impacted the Digital Marketing Services’ segment. In connection with the acquisition of i-FRONTIER in November 2002, the Company recorded goodwill and intangible assets with definite lives. As of June 30, 2003, goodwill was $2,292 and the intangible assets related to customer relationships, developed technology, and a non-compete agreement with net book values of $1,634, $193, and $152, respectively.

7. Stock Repurchase Program

In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program, under which up to $15,000 of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, the Company repurchased 714,500 shares of common stock for approximately $1,800. During the six months ended June 30, 2003, the Company did not repurchase any shares of common stock. Although the stock repurchase program remains in place, the Company does not currently intend to make repurchases under the present circumstances. The number of shares of common stock actually acquired, if any, by the Company will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announcement about it at that time.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(in thousands except per share amounts)

(unaudited)

8. Legal Proceedings

The Company has been the subject of lawsuits concerning the collection and use of Internet user information. The Company has also been named as a defendant in a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. The Company is also the subject of a lawsuit claiming patent infringement. The Company believes all of these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission, regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending lawsuits could seriously harm the Company’s business. In addition, any future claim by a government entity or other third party against the Company regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws could seriously harm the Company’s business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition”, included elsewhere in this report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. Unless the context requires otherwise in this Quarterly Report the terms “aQuantive,” the “Company,” “we,” “us” and “our” refer to aQuantive, Inc. and its subsidiaries, and references to “Avenue A” refer to the Avenue A operating unit, “i-FRONTIER” refer to i-FRONTIER, Corp., an operating unit and wholly-owned subsidiary of aQuantive Inc., and “Atlas DMT” refer to Atlas DMT LLC, a wholly owned subsidiary of aQuantive, Inc.

Overview

We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into two lines of business, digital marketing services, including our Avenue A and i-FRONTIER operating units, and digital marketing technologies, through our Atlas DMT operating unit.

Through our interactive advertising agencies, Avenue A and i-FRONTIER, we offer advertisers a suite of services that enable those advertisers to increase the effectiveness and return on investment of their Internet advertising campaigns. Our agency core services include media planning and buying, ad serving, campaign analysis, optimization, data collection and aggregation and creative and Web site development. In addition, we offer our clients services such as our Strategic Partnership Program, Customer Targeting, E-mail, Customer Insights, Search Engine Optimization Program, and products such as Vital Signs and Avondale.

Through our Atlas DMT operating unit, we provide large traditional advertising agencies, specialty interactive advertising agencies, and large advertisers who buy media directly with the ability to manage online media planning, buying, ad delivery and analysis. Our proprietary digital marketing management system is known as the Atlas Digital Marketing Suite, which is an end-to-end solution that consists of the Atlas Media Console, the Atlas Creative Management System, the Atlas Delivery and Tracking Service, and the Atlas Analysis and Optimization Engine. We also offer our clients additional online tools such as Vital Signs, GRP and Reach Forecaster, and Brand Exposure Duration (BXD).

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The United States Securities and Exchange Commission (SEC) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based only upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

The tables below provide a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenue, as reported	$51,961	$30,394	$99,494	$53,929
Less cost of media purchases	(36,755)	(21,363)	(69,400)	37,650

Net revenue	$15,206	$9,031	$30,094	$16,279

Net revenue, which excludes the cost of media purchased from our Avenue A clients is not a measure determined under generally accepted accounting principles, or GAAP, in the United States of America and may not be comparable to similarly titled measures reported by other companies. We have presented net revenue to provide additional information that we believe will better facilitate financial comparisons with competitors in our industry.

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

Our Atlas DMT operating unit provides digital marketing technology services to manage online media planning, buying, ad delivery and analysis for advertising agencies and advertisers. These services are offered online through the Atlas Digital Marketing Suite as are our other services such as Vital Signs, GRP and Reach Forecaster, and Brand Exposure Duration (BXD). Revenue from such services is recognized based on either volume or as a subscription. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

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

Accounting for Acquisitions

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, which addresses financial accounting and reporting for business combinations. In connection with our acquisition of i-FRONTIER in November 2002, we allocated the cost of the acquisition to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition in accordance with SFAS No. 141. As a result, the excess of the purchase price over the value of the net tangible assets acquired was allocated to the following (in thousands):

Non-compete agreement	$172
Customer relationships	1,785
Developed technology	240
Goodwill	2,292

$4,489

Significant judgment is required to estimate the fair value at date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives, and other assumptions.

Accounting for Goodwill and Certain Other Intangibles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. We adopted SFAS No. 142 on January 1, 2002, and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC in September 1999. Upon adoption of SFAS No. 142, we reclassified all previously recorded intangible assets as goodwill, as those assets related to workforce and customer base did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002.

In connection with our acquisition of i-FRONTIER in November 2002, we recorded certain goodwill and other intangible assets with finite lives. The separable intangible assets that have finite lives will continue to be amortized over their estimated lives, ranging from three to seven years. We will perform an impairment test on goodwill, in accordance with the guidance provided by SFAS No. 142, at least annually, unless events and circumstances indicate that such assets might be impaired. We will perform our annual impairment assessment of goodwill during the fourth quarter of 2003. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

Accounting for Stock-Based Compensation

We have elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock option plans. A number of companies have recently adopted or announced their intention to adopt the fair value based method of accounting for stock-based employee compensation. To respond to concerns raised by constituents, in December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We are currently evaluating the alternative methods of transition and if we decide to voluntarily adopt the fair value based method of accounting for stock-based compensation, this could have a significant impact on our operating results.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

The determination of the amount of taxes payable for the current year includes estimates of expected taxable income. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting our financial position or results of operations.

The determination of deferred tax assets and liabilities includes assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

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

Washington State tax authorities issued a ruling in 2002 that permitted us to exclude amounts paid by us to purchase media for clients, which is ultimately billed to and paid for by clients, from the measure of Washington State business and occupation tax. We subsequently received reporting instructions from Washington State tax authorities that disallowed this exclusion effective February 2003. We are considering alternatives to mitigate the resulting adverse tax consequences, including evaluation of tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax and assertion of administrative remedies in accordance with Washington State tax regulations.

Results of Operations

The following table presents, in dollars and as a percentage of revenue, statements of operations data for the three and six months ended June 30, 2003 and 2002. Our discussion of revenue and cost of revenue that follows provides a reconciliation of revenue and cost of revenue as reported and revenue and cost of revenue as if cost of media purchases were excluded (net revenue). We believe the net revenue analysis facilitates a better comparison of our digital marketing services against other companies in our industry, since many of these companies also exclude the cost of media from reported revenue. Furthermore, due to the prospective contractual changes discussed previously, we believe this measure will enhance comparability in future periods. The results of any period are not necessarily indicative of results for any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
	(in thousands except percentage amounts)
Revenue	$51,961	100.0%	$30,394	100.0%	$99,494	100.0%	$53,929	100.0%
Expenses:
Cost of revenue	37,413	72.0%	22,031	72.5%	70,731	71.1%	38,752	71.9%
Client support	6,107	11.7%	3,507	11.5%	12,291	12.4%	6,845	12.7%
Product development	761	1.5%	1,566	5.2%	1,871	1.9%	3,298	6.1%
Selling, general and administrative	4,565	8.8%	4,241	13.9%	8,816	8.9%	7,867	14.6%
Depreciation and amortization of property and equipment	774	1.5%	1,157	3.8%	1,675	1.7%	2,318	4.3%
Amortization of deferred stock compensation	301	0.6%	758	2.5%	604	0.6%	1,530	2.8%
Amortization of intangible assets	72	0.1%	—	—	132	0.1%	—	—

Total expenses	49,993	96.2%	33,260	109.4%	96,120	96.6%	60,610	112.4%

Income (loss) from operations	1,968	3.8%	(2,866)	(9.4)%	3,374	3.4%	(6,681)	(12.4)%
Interest income, net	507	1.0%	1,110	3.7%	1,044	1.0%	2,359	4.4%

Income (loss) before cumulative effect on prior years of change in accounting principle and provision for income taxes	2,475	4.8%	(1,756)	(5.8)%	4,418	4.4%	(4,322)	(8.0)%
Provision for income taxes	97	0.2%	—	—	164	0.2%	—	—

Net income (loss) before cumulative effect on prior years of change in accounting principle	2,378	4.6%	(1,756)	(5.8)%	4,254	4.3%	(4,322)	(8.0)%
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(1,330)	(2.5)%

Net income (loss)	$2,378	4.6%	$(1,756)	(5.8)%	$4,254	4.3%	$(5,652)	(10.5)%

Revenue. The following table provides a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenue, as reported	$51,961	$30,394	$99,494	$53,929
Less cost of media purchases	(36,755)	(21,363)	(69,400)	(37,650)

Net revenue	$15,206	$9,031	$30,094	$16,279

Revenue increased to $52.0 million for the three months ended June 30, 2003 from $30.4 million for the three months ended June 30, 2002. Revenue increased to $99.5 million for the six months ended June 30, 2003 from $53.9 million for the six months ended June 30, 2002. Revenue from digital marketing services increased to $49.8 million and $95.9 million for the three and six months ended June 30, 2003 from $30.2 million and $53.7 million for the three and six months ended June 30, 2002, respectively. Revenue from digital marketing technologies increased to $2.2 million and $3.6 million for the three and six months ended June 30, 2003 from $192,000 and $249,000 for the three and six months ended June 30, 2002, respectively. During 2002 and the first six months of 2003, revenue increased each quarter primarily due to increases in spending for our digital marketing services among our existing customers. We believe many companies are beginning to understand the effectiveness of online media, resulting in increased online budgets through additional incremental advertising spending and the movement of more traditional marketing spending to non-traditional programs, such as online advertising. During 2002, our digital marketing services were able to help launch major advertising campaign initiatives, where historically these campaigns were reserved for more traditional advertising media. Our growth has continued into 2003 with the addition of a net total of six new digital marketing services clients.

The increase in revenue was also attributable to digital marketing technologies. We continued to add clients for our Atlas Digital Marketing Suite, including agencies and direct advertisers. During the three months ended June 30, 2003, our digital marketing technologies line of business was successful in adding a net total of 12 additional clients. Due to the increase in spending among our client base, revenue from our five largest revenue generating clients decreased to 70% of our total revenue during the three months ended June 30, 2003 compared to 75% during the three months ended March 31, 2003 and 71% during the three months ended June 30, 2002.

In July 2003, we announced the loss of one of our clients that was historically one of our five largest revenue generating clients, including during the three months ended June 30, 2003. We will be largely concluding our relationship with this client in the near term. Consequently, we expect revenue contributions from this client to decline significantly during the three months ended September 30, 2003. During the remainder of 2003, we expect to continue to experience increased revenue from digital marketing services, with increased contribution from new clients. In addition, we expect digital marketing technologies to continue to grow its revenue from agencies and direct advertisers. Accordingly, we expect total revenues in the range of $200 million to $220 million in 2003.

Net revenue, which excludes the cost of media purchases, increased to $15.2 million and $30.1 million for the three and six months ended June 30, 2003, from $9.0 million and $16.3 million for the three and six months ended June 30, 2002, respectively. The increase in net revenue was primarily due to increases in spending from our existing clients and increased revenue contribution from new clients, resulting in increased fees earned from our clients. In addition, revenue from digital marketing technologies increased significantly during the three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002, as we continue to add clients for our Atlas Digital Marketing Suite, including external agencies and direct advertisers.

Cost of revenue. The following table provides a reconciliation of cost of revenue as reported to cost of revenue exclusive of media purchases for our Avenue A clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Cost of revenue, as reported	$37,413	$22,031	$70,731	$38,752
Less cost of media purchases	(36,755)	(21,363)	(69,400)	37,650

Cost of revenue, exclusive of media purchases	$658	$668	$1,331	$1,102

Cost of revenue consists mainly of the costs of media that we purchase from publishers’ Web sites, and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery, surveys, and search engine optimization. Cost of revenue increased to $37.4 million, or 72.0% of revenue, for the three months ended June 30, 2003 from $22.0 million, or 72.5% of revenue, for the three months ended June 30, 2002. Cost of revenue increased to $70.7 million, or 71.1% of revenue, for the six months ended June 30, 2003 from $38.8 million, or 71.9% of revenue, for the six month ended June 30, 2003. The dollar increases in cost of revenue were primarily due to increases in the volume of advertising space we purchased for our clients, as spending for our services increased among existing and new clients. Due to the expected growth in revenue from existing clients and increased contribution from new clients, we anticipate cost of revenue in the range of $145 million to $160 million in 2003.

The cost of revenue exclusive of media purchases decreased to $658,000 for the three months ended June 30, 2003, from $668,000 during the three months ended June 30, 2002. The decrease in cost of revenue exclusive of media purchases was due to the timing and use of services such as survey delivery, search engine optimization, and email. This decrease is offset by an increase in the variable cost of delivering advertisements over the Internet, specifically bandwidth costs, as the volume of ads served has increased. The cost of revenue exclusive of media purchases increased to $1.3 million for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002. The increase in cost of revenue exclusive of media purchases is due to an increased use of services such as survey delivery, search engine optimization, and email. In addition, bandwidth costs continue to increase due to the increased volume of ads served.

Client support. Client support expenses consist primarily of salaries and related expenses for client support personnel, including employees within our digital marketing services client teams and client service employees within digital marketing technologies. Client support expenses also include employees who support other functions such as the Strategic Partnership Program and Customer Insight services. Client support expenses increased to $6.1 million, or 11.7% of revenue, for the three months ended June 30, 2003 from $3.5 million, or 11.5% of revenue, for the three months ended June 30, 2002. Client support expenses increased to $12.3 million, or 12.4% of revenue, for the six months ended June 30, 2003, from $6.8 million, or 12.7% of revenue, for the six months ended June 30, 2002. The dollar increases in client support expenses were primarily due to the increased headcount associated with the addition of i-FRONTIER. In addition, headcount in client support personnel increased to support increased spending by our digital marketing services clients and the new clients added in our digital marketing technologies line of business. The increase in client support expenses as a percentage of revenue during the three months ended June 30, 2003 was due to the increased headcount associated with the addition of new clients, while the associated revenue from new clients increased at a slower rate. The decrease in client support expenses as a percentage of revenue during the six months ended June 30, 2003 was primarily due to increased revenue from existing clients, while headcount and the related expenses for client support staff increased at a slower rate. In general, increased spending from existing clients requires only modest increases in client support costs, while the addition of new clients increases the need for client support staff, resulting in more significant increases in client support costs.

Product development. Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing our Atlas™ Digital Marketing Suite for marketing to external clients. Product development expenses decreased to $761,000, or 1.5% of revenue, for the three months ended June 30, 2003, from $1.6 million, or 5.2% of revenue, for the three months ended June 30, 2002. Product development expenses decreased to $1.9 million, or 1.9% of revenue, for the six months ended June 30, 2003, from $3.3 million, or 6.1% of revenue, for the six months ended June 30, 2002. The dollar and percentage decreases in product development expenses were primarily due to the capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite and decreased personnel costs due to the reduction in force that occurred in September 2002.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel, professional fees, and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses increased to $4.6 million, or 8.8% of revenue, for the three months ended June 30, 2003, from $4.2 million, or 13.9% of revenue, for the three months ended June 30, 2002. Selling, general and administrative expenses increased to $8.8 million, or 8.9% of revenue, for the six months ended June 30, 2003 from $7.9 million, or 14.6% of revenue, for the six months ended June 30, 2002. The dollar increases in selling, general and administrative expenses were primarily due to increased headcount, additional professional services expenses associated with the increased corporate governance requirements, and an increase in sales and marketing efforts associated with our digital marketing technologies line of business. The decreases in selling, general and administrative costs as a percentage of revenue were primarily due to revenue growth from existing and new clients that exceeded the growth in headcount and related expenses. In general, client support expenses increase as our revenues from digital marketing services and digital marketing technologies increases. In addition, our selling expenses will also increase as digital marketing technologies revenue increases. We can support increased spending from digital marketing services and technologies clients with modest increases in general and administrative expenses.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment decreased to $774,000, or 1.5% of revenue, for the three months ended June 30, 2003 from $1.2 million, or 3.8% of revenue, for the three months ended June 30, 2002. Depreciation and amortization of property and equipment decreased to $1.7 million, or 1.7% of revenue, for the six months ended June 30, 2003 from $2.3 million, or 4.3% of revenue, for the six months ended June 30, 2002. The dollar and percentage decreases were primarily due to certain assets becoming fully depreciated, partially offset by the purchase of new equipment.

Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $301,000, or 0.6% of revenue, for the three months ended June 30, 2003 from $758,000, or 2.5% of revenue, for the three months ended June 30, 2002. Amortization of deferred stock compensation decreased to $604,000, or 0.6% of revenue, for the six months ended June 30, 2003, from $1.5 million, or 2.8% of revenue, for the six months ended June 30, 2002. The dollar and percentage decreases were primarily related to the decrease in deferred stock compensation due to our use of the accelerated method of amortization for our employee stock compensation arrangements plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations. We anticipate that all deferred stock compensation recorded as a result of options granted prior to our initial public offering will be fully amortized by the end of 2003.

Amortization of intangible assets. Amortization of intangible assets relates to the customer base and non-compete agreement recorded in connection with the purchase of i-FRONTIER in November 2002. Amortization of the intangible asset associated with the purchased technology is recorded as cost of revenue and was $20,000 and $40,000 during the three and six months ended June 30, 2003, respectively. Amortization of intangible assets was $72,000 and $0 during the three months ended June 30, 2003 and 2002, respectively. Amortization of intangible assets was $132,000 and $0 during the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, intangible assets consisted of a non-compete agreement, customer relationships, and developed technology with net book value of $152,000, $1.6 million, and $193,000, respectively. The intangible assets are amortized on a straight-line basis over useful lives of five, seven, and three years, respectively.

Interest and other income, net. Net interest and other income consist primarily of earnings on our cash, cash equivalents and short-term investments. Net interest income decreased to $507,000, or 1.0% of revenue, for the three months ended June 30, 2003 from $1.1 million, or 3.7% of revenue, for the three months ended June 30, 2002. Net interest income decreased to $1.0 million, or 1.0% of revenue during the six months ended June 30, 2003 from $2.4 million, or 4.4% of revenue, during the six months ended June 30, 2002. The dollar and percentage decreases were primarily due to lower returns on our invested funds due to the declining interest rates experienced in the economy.

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

As of June 30, 2003, we had cash and cash equivalents of $25.4 million and short-term investments of $91.8 million. We have a $5.5 million equipment term loan facility with a bank, of which $694,000 is outstanding as of June 30, 2003.

Net cash used in operating activities was $2.2 million for the six months ended June 30, 2003. Net cash used in operating activities during the six months ended June 30, 2003 includes an increase in accounts receivable due to the timing of collections received. The temporary increase in accounts receivable reversed itself in July 2003. Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2002.

Net cash used in investing activities was $5.5 million for the six months ended June 30, 2003, which was related to the purchase of software and equipment and the purchase of short-term investments. Net cash provided by investing activities was $19.0 million for the six months ended June 30, 2002, which was primarily related to net proceeds from the sale of marketable securities, offset by purchases of equipment.

Net cash provided by financing activities was $842,000 for the six months ended June 30, 2003, which related to proceeds from the sale of securities offset by payments on our equipment loan. Net cash used in financing activities was $591,000 for the six months ended June 30, 2002, which related to payments on our equipment loan offset by proceeds from sales of securities.

As of June 30, 2003, we had material commitments related to operating leases for office space and office equipment, and notes payable to a bank. The notes are secured by the equipment purchased with the proceeds from the notes. In addition, we had material obligations related to the facility leases for our ad serving systems.

In March 2007, we entered into an agreement with an entity that will provide sales and service support to Atlas DMT in the United Kingdom. Under the agreement, we will pay the entity commissions based on a specified percentage of qualifying revenues. If the contract is terminated by Atlas DMT, we will pay the lesser of a specified percentage of qualifying revenues or $1,000,000.

The i-FRONTIER purchase agreement includes potential contingent payments in 2004 and 2006, which are determined by the operating results of our i-FRONTIER operating unit for the four years ending December 31, 2005. We estimate that future payments will range from $8.0 million to $12.5 million. This estimate will be adjusted based on actual revenue and earnings over the four years ending December 31, 2005. Our estimates require judgment, based on estimating the future earnings of i-FRONTIER. We cannot assure you that actual future payments will not be materially different than our current estimates.

In April 2002, we announced that our Board of Directors had authorized a stock repurchase program under which up to $15 million of our common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow us the flexibility to repurchase our common stock to potentially reduce stock dilution and seek to improve our long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, we repurchased 714,500 shares of common stock for approximately $1.8 million. During the six months ended June 30, 2003, we did not repurchase any shares of common stock. Although the stock repurchase program remains in place, we do not currently intend to make repurchases under the present circumstances. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause us to make one or more repurchases, we would not necessarily make a public announcement about it at that time.

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

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements for Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. We do not believe there will be a material financial statement impact upon adoption of EITF Issue 00-21.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The statement must be applied to all instruments that exist as of the beginning of the financial reporting period beginning after June 15, 2003. The application of this Statement is not expected to have a material impact on our financial statements.

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

We have a history of losses and may not maintain profitability, which we first achieved in the quarter ended December 31, 2002

We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of June 30, 2003, our accumulated deficit was $98.5 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. We cannot assure you that we will generate sufficient revenue to maintain profitability. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations, we may be unable to maintain profitability.

Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. For example, although we recorded a profit in the first and second quarters of 2003, we cannot assure you that we will be profitable in subsequent quarters.

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

We intend to restructure most or all of our contracts with clients and publishers such that we recognize revenue under the net method rather than the gross method, which could have an adverse effect on our stock price

We intend to restructure most of our Avenue A agency contracts with clients and publishers such that, effective January 1, 2004, we will recognize revenue under the net method rather than the gross method, which will change the amount of revenue and cost of revenue we report. Such a change could alter the perceptions of securities analysts or investors, which could have an adverse effect on our stock price. Such a decrease in the market price of our stock could subject us to securities class action litigation, which could result in substantial costs and payment of damages, divert our management’s attention from other business concerns and otherwise harm our business.

We rely on a limited number of clients, and the loss of a major client or a reduction in a major client’s Internet advertising budget could significantly reduce our revenue

Our business would be harmed by the loss of any of our major clients, a reduction in the Internet advertising budgets of any of these clients or any significant reduction in revenue generated from these clients. Current clients may decide not to continue purchasing advertising services from us or may significantly reduce their advertising spending, and we may not be able to successfully attract additional clients. For example, in July 2003, AT&T Wireless informed us that it had selected a new agency of record for its online advertising initiatives and therefore was going to discontinue its use of most of our services. In addition, the non-payment of amounts due to us from one or more of our significant clients could harm our business.

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

The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business

If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as an advertising medium, the willingness of our potential clients to outsource their Internet advertising and marketing needs, and our ability to sell technology services to advertising agencies. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising and technology services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients’ total advertising budgets. Businesses, including current and potential clients, may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising and technology services may deteriorate or develop more slowly than expected. In addition, “filter” software programs are available that limit or prevent advertising from being delivered to an Internet user’s computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising.

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

Defaults by issuers of short-term debt could harm our financial condition

Our short-term investments represent a significant portion of our cash position. As of June 30, 2003, short-term investments constituted $91.8 million of our cash position of $117.2 million. If issuers of the short-term debt in which we have invested default or if the market value of such investments becomes impaired, such defaults and impairments could significantly harm our financial condition.

Privacy concerns could lead to legislative and other limitations on our ability to collect usage data from Internet users, including limitations on our use of cookie or action tag technology and user profiling

Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use “cookies” and “action tags” to track Internet users and their online behavior to build anonymous user profiles. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients’ or prospective clients’ Web sites. This enables our measurement of an advertising campaign’s effectiveness in driving consumers to specific actions.

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

We are subject to patent infringement claims and may be subject to additional claims in the future, including claims that our ad serving technologies, processes or methods infringe the patents of other parties

Other parties may claim that our technologies, processes or methods infringe their patents. Any such claim may cause us to incur significant expense and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from using the intellectual property subject to these claims, which could substantially harm our business. For example, in November 2001, we received correspondence from counsel for 24/7 Real Media, Inc. (24/7 Real Media) alleging that we infringe claims of U.S. Patent No. 6,026,368. In April 2002, we filed a lawsuit against 24/7 Real Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid. 24/7 Real Media has counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement, which was granted on July 3, 2003. The parties have stipulated that, if the Court’s order is affirmed on appeal, neither party will pursue any of their remaining claims in the case. The district court entered its final judgment, and 24/7 Real Media has appealed. In addition, in July 2003, Unicast Communications Corp. alleged that we infringe a claim of U.S. Patent No. 6,516,338. This patent may cover some of the technologies, processes or methods we use. In addition, other patents have been issued to third parties that may cover some of the technologies, processes or methods that we use. We cannot assure you that we would be able to distinguish our technologies, processes or methods from those covered under any of these third-party patents or that these patents would be invalidated if challenged. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware.

Several other companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies, and we expect this type of litigation to increase in the future. Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from using the intellectual property subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

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

Consolidation of Internet advertising networks, large Internet portals and Web publishers may impair our ability to serve advertisements, to acquire advertising space at favorable rates and to collect campaign data

The consolidation of Internet advertising networks, large Internet portals and Web publishers could harm our business. This type of consolidation could eventually lead to a concentration of desirable advertising space on a very small number of networks and large Web sites. This type of concentration could substantially impair our ability to serve advertisements if these networks or large Web sites decide not to permit us to serve advertisements on their Web sites or if they develop ad placement systems that are not compatible with our ad serving systems. These networks or Web sites could also use their greater bargaining power to increase their rates for advertising space or prohibit or limit our aggregation of advertising campaign data. In addition, concentration of desirable advertising space in a small number of networks and Web sites could diminish the value of our advertising campaign databases, as the value of these databases depends on some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and Web sites.

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

There may be risks related to our prior use of Arthur Andersen LLP as our independent auditor

Arthur Andersen LLP (Andersen) served as our independent auditor from 1998 until May 2002, when our Board of Directors dismissed Andersen. Our access to the capital markets could be impaired because Andersen can no longer make representations on our behalf with respect to audits completed by Andersen prior to its dismissal. In addition, it is possible that the SEC may cease accepting financial statements that were audited by Andersen. If it is necessary for us to re-audit our prior financial statements, such a change could disrupt our operations and divert the attention of our management from other business matters, and we could experience additional cost or delay in completing our periodic reports required to be filed with the SEC.

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

Legislation, regulations, or standards may be adopted or amended that could impair our ability to provide our services to clients or otherwise harm our business

Legislation, regulations, or standards may be adopted or amended that could impair our ability to provide our services to clients or otherwise harm our business. The legal and regulatory environment governing the Internet and Internet advertising is uncertain and may change. Laws, regulations, and standards may be adopted or amended covering issues such as privacy, pricing, acceptable content, consumer protection and quality of products and services on the Internet. These laws, regulations, and standards could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising medium. Also, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of advertising networks or Web sites. Any of these developments could harm our business.

In addition, laws, regulations, and standards may be adopted or amended relating to the taxation of our services. We received reporting instructions from Washington State tax authorities that require us to pay Washington State business and occupation tax on the media we purchase on behalf of our clients effective February 2003. We expect to assert administrative remedies with the Washington State tax authorities and evaluate tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax. If these efforts are not successful, this business and occupation tax requirement, and any other tax-related requirements, could substantially increase our cost of conducting business.

In conjunction with third-party contractors, our service offerings include email advertising and marketing services. The market for email advertising and marketing in general is vulnerable to the negative public perception associated with unsolicited email. Various states and foreign governments have enacted legislation and several bills have been introduced in Congress that limit or prohibit the use of unsolicited email. Government action, public perception or press reports related to solicited or unsolicited email could reduce the overall demand for email advertising and marketing in general and our email services in particular. In addition, although our email delivery program is based on the email addressee’s consent to receive email, or other indication of willingness to receive such emails or as otherwise permitted by law, it is possible that laws, regulations or standards may be adopted or amended that may require us to change or discontinue our current practices or may subject us to liabilities. Furthermore, we may be the target of lawsuits or enforcement actions if a plaintiff or government agency believes that legal requirements regarding the delivery of email have not been followed by us or a third-party contractor or that emails have been received contrary to the email addressee’s wishes. Any of these circumstances could harm our business.

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

Our stock price has been and may continue to be volatile

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended August 1, 2003, the closing price of our common stock ranged from $1.97 to $12.05 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	quarterly variations in our operating results;

•	announcements by us or our competitors of new products or services, significant contracts, acquisitions or business relationships with other companies;

•	publicity about our company, our services, our competitors, or Internet advertising in general;

•	additions or departures of key personnel;

•	acquisitions or losses of significant clients;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are Internet or advertising related.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the subject of securities class action litigation and may be the target of additional lawsuits in the future. This litigation and any future securities litigation against us could result in substantial costs and divert our management’s attention from business concerns, which could harm our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, investment-grade debt securities issued by corporations and the U.S. government. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective. It should be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

No change was made to our internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

In Lopez v. Avenue A, Inc., the plaintiff, on behalf of himself and all others similarly situated in the State of Texas, filed a class action complaint against us on or about February 13, 2001, in the District Court of Cameron County, Texas. The complaint contained the following claims relating to our collection and use of Internet user information: (1) common law invasion of privacy, and (2) unjust enrichment. The plaintiff sought declaratory and injunctive relief as well as monetary damages and disgorgement of profits that we have received in connection with the alleged illegal practices. On or about February 12, 2002, we filed a notice of removal in federal district court, thereby removing the case to federal court. On July 31, 2002, the federal district court remanded the case to state court. This case is subject to the nationwide class action settlement. Pursuant to the terms of the settlement and the Court’s order of dismissal, an order dismissing the action was entered by the Texas court on May 12, 2003.

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

We have been named as a defendant in a consolidated amended class action complaint filed in the United States District Court for the Southern District of New York on or about April 19, 2002 and captioned In re Avenue A, Inc. Initial Public Offering Securities Litigation. This consolidated complaint relates to several previously filed class action complaints filed against us, the first of which was originally filed on or about June 15, 2001. Plaintiffs filed the consolidated complaint on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. The complaint also named as defendants Morgan Stanley & Co., Salomon Smith Barney, Inc., Thomas Weisel Partners, LLC, and RBC Dain Rauscher, Inc., certain of the underwriters of our initial public offering; Brian P. McAndrews, our President and Chief Executive Officer; Nicolas Hanauer, our Chairman of the Board; and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. section 77k (section 11 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78j(b) (section 10(b) of the

Securities Exchange Act of 1934) and 17 C.F.R. section 240.10b-5 (Exchange Act Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. section 77o (section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. section 78t(a) (section 20(a) of the Securities Exchange Act of 1934). Plaintiffs seek monetary damages. The complaint alleges violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaint alleges incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our common stock. It also alleges that the SEC and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaint. We have no knowledge as to whether aQuantive or our initial public offering is the subject of any such investigation.

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

By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of our Board of Directors at the time of the actions challenged in the litigation), we recently decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against us and Messrs. McAndrews, Hanauer, and Littauer, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that we may have against the underwriters. We will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that we believe is not likely to occur. The settlement is subject to a number of procedural conditions. The settlement will also require approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

On April 19, 2002, we filed a lawsuit against 24/7 Real Media, Inc. in the United States District Court for the Western District of Washington seeking a declaratory judgment that aQuantive is not infringing any claims of U.S. patent no. 6,026,368 and/or that the claims of the patent are invalid. On May 10, 2002, 24/7 Real Media filed an answer to our complaint and counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement, which was granted on July 3, 2003. The parties have stipulated that, if the Court’s order is affirmed on appeal, neither party will pursue any of their remaining claims in the case. The parties requested that the district court enter final judgment, which would make the decision ripe for appeal. The district court entered its final judgment, and 24/7 Real Media has appealed.

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

As of June 30, 2003, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K

31.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 17, 2003, we filed a report on Form 8-K regarding a press release announcing that our Avenue A agency will no longer be online agency of record for AT&T Wireless.

On July 23, 2003, we filed a report on Form 8-K regarding a press release announcing our second quarter earnings for the fiscal quarter ended June 30, 2003.

On August 4, 2003, we filed a report on Form 8-K regarding a news article published by Dow Jones Newswires, dated August 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2003.

AQUANTIVE,INC.

By:	/S/ MICHAEL VERNON
Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002