Form 10-Q
period 2003-09-30
AQUANTIVE INC
filed 2003-11-13
CIK 1071806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of November 7, 2003 was 59,970,641.

AQUANTIVE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

AQUANTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$34,635	$32,248
Short-term investments	93,529	89,143
Accounts receivable, net of allowances of $2,155 and $1,785, respectively	44,987	26,587
Other receivables	1,579	1,316
Prepaid expenses and other current assets	1,268	398

Total current assets	175,998	149,692

Property and equipment, net	4,969	4,166
Goodwill	2,292	2,292
Other intangible assets, net	1,886	2,147
Other assets	412	843

Total assets	$185,557	$159,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,318	$31,505
Accrued expenses	5,962	6,918
Pre-billed media	4,859	3,757
Deferred revenue	5,794	2,554
Notes payable	278	1,569

Total current liabilities	61,211	46,303

Deferred income taxes	34	—

Total liabilities	61,245	46,303

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 59,813 and 58,380 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	598	584
Paid-in capital	218,722	215,858
Deferred stock compensation	(199)	(1,116)
Subscription receivable	(79)	(280)
Accumulated deficit	(95,070)	(102,766)
Accumulated other comprehensive income	340	557

Total shareholders’ equity	124,312	112,837

Total liabilities and shareholders’ equity	$185,557	$159,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$58,580	$34,372	$158,075	$88,300
Expenses:
Cost of revenue	43,607	24,241	114,339	62,992
Client support (excluding amortization of deferred stock compensation of $216, $459, $654 and $1,308, respectively)	5,775	3,620	18,066	10,465
Product development (excluding amortization of deferred stock compensation of $38, $131, $110, and $515, respectively)	1,113	1,555	2,983	4,853
Selling, general, and administrative (excluding amortization of deferred stock compensation of $46, $149, $140 and $446, respectively)	4,164	4,001	12,981	11,869
Depreciation and amortization of property and equipment	1,010	1,193	2,685	3,510
Amortization of deferred stock compensation	300	739	904	2,269
Amortization of intangible assets	72		204	—
Corporate restructuring charges	—	497	—	497

Total expenses	56,041	35,846	152,162	96,455

Income (loss) from operations	2,539	(1,474)	5,913	(8,155)
Interest and other income, net	1,077	797	2,121	3,155

Income (loss) before cumulative effect on prior years of change in accounting principle and provision for income taxes	3,616	(677)	8,034	(5,000)

Provision for income taxes	174	—	338	—

Net income (loss) before cumulative effect on prior years of change in accounting principle	3,442	(677)	7,696	(5,000)
Cumulative effect on prior years of change in accounting principle	—	—	—	(1,330)

Net income (loss)	$3,442	$(677)	$7,696	$(6,330)

Basic net income (loss) per share before cumulative effect on prior years of change in accounting principle	$0.06	$(0.01)	$0.13	$(0.09)
Cumulative effect on prior years of change in accounting principle	—	—	—	(0.02)

Basic net income (loss) per share	$0.06	$(0.01)	$0.13	$(0.11)

Diluted net income (loss) per share	$0.05	$(0.01)	$0.11	$(0.11)

Shares used in computing basic net income (loss) per share	59,644	58,368	59,074	58,302
Shares used in computing diluted net income (loss) per share	69,280	58,368	67,845	58,302
Comprehensive income (loss):
Net income (loss)	$3,442	$(677)	$7,696	$(6,330)
Items of comprehensive income (loss)	(280)	60	(217)	(604)

Comprehensive income (loss)	$3,162	$(617)	$7,479	$(6,934)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,696	$(6,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,850	5,779
Impairment of intangible assets	—	1,330
Non-cash compensation expense	474	335
Changes in assets and liabilities:
Accounts receivable	(18,400)	(4,302)
Other receivables, prepaid expenses and other current assets	(1,133)	169
Other assets	431	513
Accounts payable	12,813	3,663
Accrued expenses	(956)	1,536
Pre-billed media	1,102	—
Deferred revenue	3,240	(44)
Deferred income taxes	34	—

Net cash provided by operating activities	9,151	2,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,488)	(1,616)
(Purchases) sale of marketable securities, net	(4,603)	19,980

Net cash (used in) provided by investing activities	(8,091)	18,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(1,291)	(1,499)
Proceeds from issuance of common stock and exercises of common stock options, net	2,618	559
Repurchase of common stock	—	(1,792)

Net cash provided by (used in) financing activities	1,327	(2,732)

Net increase in cash and cash equivalents	2,387	18,281
Cash and cash equivalents, beginning of period	32,248	30,821

Cash and cash equivalents, end of period	$34,635	$49,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(in thousands except per share amounts)

(unaudited)

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

The Atlas DMT operating unit provides digital marketing technology services to manage online media planning, buying, ad delivery and analysis for advertising agencies and advertisers. These services are offered online through the Atlas Digital Marketing Suite as are Atlas DMT’s other services such as Vital Signs, GRP and Reach Forecaster and Brand Exposure Duration (BXD). Such services are recognized based on either volume or as a subscription. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

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

The percentage of revenue to customers representing more than 10% of consolidated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Customer A	41%	30%	36%	27%
Customer B	*	21%	14%	21%

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from customers is as follows (if applicable):

	September 30, 2003	December 31, 2002
Customer A	33%	15%
Customer B	*	26%
Customer C	*	13%
Customer D	10%	*

*	Less than 10%

Computation of Basic and Diluted Net Income (Loss) Per Share: Net income (loss) per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. During the three and nine months ended September 30, 2003, using the “treasury stock method,” 433 and 2,022, respectively, common stock equivalent shares related to stock options are excluded in the calculation of diluted net income (loss) per share, as their effect is anti-dilutive. During the three and nine months ended September 30, 2002, common stock equivalent shares related to stock options were 13,657 and 13,832, respectively, and are excluded from the calculation of diluted net income (loss) per share, as their effect is anti-dilutive. Accordingly, basic and diluted loss per share during the three and nine months ended September 30, 2002 are equivalent.

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

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(in thousands except per share amounts)

(unaudited)

Stock-Based Compensation: The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. The Company has recorded approximately $84, $27, $276, and $133 as compensation expense for the issuance of non-qualified stock options for the three and nine months ended September 30, 2003 and 2002, respectively.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$3,442	$(677)	$7,696	$(6,330)
Add: stock-based employee compensation expense included in reported net income (loss)	300	739	904	2,269
Deduct: total stock-based compensation determined under fair value based method for all awards	(2,407)	(2,270)	(6,505)	(8,050)
As adjusted net income (loss), fair value method for all stock-based awards	$1,335	$(2,208)	$2,095	$(12,111)

Basic net income (loss) per share:
As reported	$0.06	$(0.01)	$0.13	$(0.11)
As adjusted	$0.02	$(0.04)	$0.04	$(0.21)
Diluted net income (loss) per share:
As reported	$0.05	$(0.01)	$0.11	$(0.11)
As adjusted	$0.02	$(0.04)	$0.03	$(0.21)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	September 30,
	2003	2002
Weighted average risk-free interest rate	3.20%	3.83%
Expected lives (in years)	1-4.5	1-4.5
Expected dividend yields	—	—
Expected volatility	111%	108%

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(in thousands except per share amounts)

(unaudited)

3. Earning (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) available for common shareholders (A)	$3,442	$(677)	$7,696	$(6,330)

Gross weighted average common shares outstanding	59,647	58,509	59,101	58,545
Less: Weighted average common shares subject to repurchase	3	141	27	243

Shares used in computation of basic net income (loss) per share (B)	59,644	58,368	59,074	58,302

Add: Dilutive effect of employee stock options	9,636	—	8,771	—

Shares used in computation of diluted net income (loss) per share (C)	69,280	58,368	67,845	58,302

Basic net income (loss) per share (A/B)	$0.06	$(0.01)	$0.13	$(0.11)

Diluted net income (loss) per share (A/C)	$0.05	$(0.01)	$0.11	$(0.11)

4. Segment Reporting

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the two distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of Avenue A and i-FRONTIER, and digital marketing technologies, which consists of Atlas DMT.

Segment income (loss) from operations excludes amortization and non-cash stock compensation expenses as these are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Reconciling items include the elimination of intersegment revenue, as Atlas DMT provides the Atlas Digital Marketing Suite to Avenue A, and corporate expense and other non-recurring items not allocated to segments. Intersegment revenue is recorded at market rates as if the transactions occurred with third parties. All of the digital marketing services sales are to external customers. Digital marketing technologies sales to external customers were $2,496, $648, $6,109, and $897 during the three and nine months ended September 30, 2003 and 2002, respectively. Segment information for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Digital marketing services	$56,084	$33,724	$151,965	$87,404
Digital marketing technologies	7,767	5,372	22,661	11,724
Intersegment eliminations	(5,271)	(4,724)	(16,551)	(10,828)

Total revenue	$58,580	$34,372	$158,075	$88,300

Income (loss) from operations:
Digital marketing services	$2,103	$1,018	$4,461	$2,348
Digital marketing technologies	2,885	(258)	8,479	(3,874)
Reconciling amounts	(2,449)	(2,234)	(7,027)	(6,629)

Total income (loss) from operations	$2,539	$(1,474)	$5,913	$(8,155)

The Company had no material sales to international customers.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of September 30, 2003.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(in thousands except per share amounts)

(unaudited)

5. Acquisition

Effective November 25, 2002, the Company acquired 100% of the stock of i-FRONTIER, Corp., a Philadelphia-based, full-service interactive advertising agency. Management believes that the purchase of i-FRONTIER further enhances the Company’s digital marketing services with the addition of a strong client portfolio, especially in the pharmaceutical industry. In connection with the acquisition, the Company paid $5,000 in cash in exchange for all of the outstanding common stock of i-FRONTIER. The Company also incurred $191 in acquisition costs, for a total initial purchase price of $5,191. The purchase agreement also includes future contingent payments in 2004 and 2006, which will be determined based upon the revenue and earnings of i-FRONTIER through December 31, 2005. In the event that i-FRONTIER achieves results consistent with management’s current forecasts, we estimate that future payments will range from $9,400 to $15,200. However, these payments will be adjusted based on actual earnings over the four years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

6. Intangible Assets

The Company adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, the Company reclassified all previously recorded intangible assets as goodwill, as those assets related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, during the quarter ended March 31, 2002, the Company recorded an impairment charge of $1,330 that has been recognized as a cumulative effect of a change in accounting principle in the accompanying consolidated financial statements. This impairment charge impacted the Digital Marketing Services’ segment. In connection with the acquisition of i-FRONTIER in November 2002, the Company recorded goodwill and intangible assets with definite lives. As of September 30, 2003, goodwill was $2,292 and the intangible assets related to customer relationships, developed technology, and a non-compete agreement had net book values of $1,569, $173, and $144, respectively.

7. Stock Repurchase Program

In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program, under which up to $15,000 of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, the Company repurchased 714,500 shares of common stock for approximately $1,800. During the nine months ended September 30, 2003, the Company did not repurchase any shares of common stock. Although the stock repurchase program remains in place, the Company does not currently intend to make repurchases under the present circumstances. The number of shares of common stock actually acquired, if any, by the Company will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announcement about it at that time.

8. Legal Proceedings

The Company has been named as a defendant in a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. The Company is also the subject of a lawsuit claiming patent infringement. The Company believes these lawsuits are without merit and is vigorously defending against them. The Company may be subject to additional suits in the future regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission, regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending lawsuits could seriously harm the Company’s business. In addition, any future claim by a government entity or other third party against the Company regarding its collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws could seriously harm the Company’s business.

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

The tables below provide a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue, as reported	$58,580	$34,372	$158,075	$88,300
Less cost of media purchases	(42,933)	(23,551)	(112,333)	(61,200)

Net revenue	$15,647	$10,821	$45,742	$27,100

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

In connection with our acquisition of i-FRONTIER in November 2002, we recorded certain goodwill and other intangible assets with finite lives. The separable intangible assets that have finite lives will continue to be amortized over their estimated lives, ranging from three to seven years. We will perform an impairment test on goodwill, in accordance with the guidance provided by SFAS No. 142, at least annually, unless events and circumstances indicate that such assets might be impaired, in which case we would perform an impairment analysis at such time. We will perform our annual impairment assessment of goodwill during the fourth quarter of 2003. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

Accounting for Stock-Based Compensation

We have elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock option plans. A number of companies have recently adopted or announced their intention to adopt the fair value based method of accounting for stock-based employee compensation. To respond to concerns raised by constituents, in December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We are currently evaluating the alternative methods of transition,and, if we decide to voluntarily adopt the fair value based method of accounting for stock-based compensation, this could have a significant impact on our operating results.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

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

Results of Operations

The following table presents, in dollars and as a percentage of revenue, statements of operations data for the three and nine months ended September 30, 2003 and 2002. Our discussion of revenue and cost of revenue that follows provides a reconciliation of revenue and cost of revenue as reported and revenue and cost of revenue as if cost of media purchases were excluded (net revenue). We believe the net revenue analysis facilitates a better comparison of our digital marketing services against other companies in our industry, since many of these companies also exclude the cost of media from reported revenue. Furthermore, due to the prospective contractual changes discussed previously, we believe this measure will enhance comparability in future periods. The results of any period are not necessarily indicative of results for any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	(in thousands except percentage amounts)
Revenue	$58,580	100.0%	$34,372	100.0%	$158,075	100.0%	$88,300	100.0%
Expenses:
Cost of revenue	43,607	74.5%	24,241	70.5%	114,339	72.3%	62,992	71.3%
Client support	5,775	9.9%	3,620	10.5%	18,066	11.4%	10,465	11.8%
Product development	1,113	1.9%	1,555	4.5%	2,983	1.9%	4,853	5.5%
Selling, general and administrative	4,164	7.1%	4,001	11.7%	12,981	8.2%	11,869	13.4%
Depreciation and amortization of property and equipment	1,010	1.7%	1,193	3.5%	2,685	1.7%	3,510	4.0%
Amortization of deferred stock compensation	300	0.5%	739	2.2%	904	0.6%	2,269	2.6%
Amortization of intangible assets	72	0.1%	—	—	204	0.1%	—	—
Corporate restructuring charges	—	—	497	1.4%	—	—	497	0.6%

Total expenses	56,041	95.7%	35,846	104.3%	152,162	96.2%	96,455	109.2%
Income (loss) from operations	2,539	4.3%	(1,474)	(4.3)%	5,913	3.8%	(8,155)	(9.2)%
Interest and other income, net	1,077	1.9%	797	2.3%	2,121	1.3%	3,155	3.5%

Income (loss) before cumulative effect on prior years of change in accounting principle and provision for income taxes	3,616	6.2%	(677)	(2.0)%	8,034	5.1%	(5,000)	(5.7)%
Provision for income taxes	174	0.3%	—	—	338	0.2%	—	—

Net income (loss) before cumulative effect on prior years of change in accounting principle	3,442	5.9%	(677)	(2.0)%	7,696	4.9%	(5,000)	(5.7)%
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(1,330)	(1.5)%

Net income (loss)	$3,442	5.9%	$(677)	(2.0)%	$7,696	4.9%	$(6,330)	(7.2)%

Revenue. The following table provides a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue, as reported	$58,580	$34,372	$158,075	$88,300
Less cost of media purchases	(42,933)	(23,551)	(112,333)	(61,200)

Net revenue	$15,647	$10,821	$45,742	$27,100

Revenue increased to $58.6 million for the three months ended September 30, 2003 from $34.4 million for the three months ended September 30, 2002. Revenue increased to $158.1 million for the nine months ended September 30, 2003 from $88.3 million for the nine months ended September 30, 2002. Revenue from digital marketing services increased to $56.1 million and $152.0 million for the three and nine months ended September 30, 2003 from $33.7 million and $87.4 million for the three and nine months ended September 30, 2002, respectively. Revenue from digital marketing technologies increased to $2.5 million and $6.1 million for the three and nine months ended September 30, 2003 from $648,000 and $896,000 for the three and nine months ended September 30, 2002, respectively.

During the nine months ended September 30, 2003, we added a net total of six new digital marketing services clients. Revenue has increased each quarter of 2003 primarily due to increases in spending for our digital marketing services among our existing customers and the clients that were added during the nine months ended September 30, 2003. Typically, new clients begin their online advertising with modest campaigns for several quarters followed by campaign increases as they begin to see results from their initial campaigns. In general, we believe many companies are beginning to understand the effectiveness of online media, resulting in increased online budgets through additional incremental advertising spending and the movement of more traditional marketing spending to non-traditional programs, such as online advertising. The increase in revenue was also attributable to digital marketing technologies. We continued to add clients for our Atlas Digital Marketing Suite, including agencies and direct advertisers. During the three months ended September 30, 2003, our digital marketing technologies line of business was successful in adding a net total of 26 additional clients. Due to the increase in spending among our client base and because of a significant client loss, revenue from our five largest revenue generating clients decreased to 67% of our total revenue during the three months ended September 30, 2003 compared to 70% during the three months ended June 30, 2003 and 71% during the three months ended September 30, 2002.

In July 2003, we announced the loss of one of our clients that was historically one of our five largest revenue generating clients. We largely concluded our relationship with this client during the quarter ended September 30, 2003. Consequently, we expect revenue contributions from this client to continue to decline during the three months ended December 31, 2003. During the remainder of 2003, we expect to continue to experience increased revenue from digital marketing services, with increased contribution from new clients. In addition, we expect digital marketing technologies to continue to grow its revenue from agencies and direct advertisers. Accordingly, we expect total revenues in the range of $218 million to $223 million in 2003.

Net revenue, which excludes the cost of media purchases, increased to $15.7 million and $45.7 million for the three and nine months ended September 30, 2003, from $10.8 million and $27.1 million for the three and nine months ended September 30, 2002, respectively. The increase in net revenue was primarily due to increases in spending from our existing clients and increased revenue contribution from new clients, resulting in increased fees earned from our clients. In addition, revenue from digital marketing technologies increased significantly during the three and nine months ended September 30, 2003, compared to the three and nine months ended September 30, 2002, as we continue to add clients for our Atlas Digital Marketing Suite, including external agencies and direct advertisers.

Cost of revenue. The following table provides a reconciliation of cost of revenue as reported to cost of revenue exclusive of media purchases for our Avenue A clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Cost of revenue, as reported	$43,607	$24,241	$114,339	$62,992
Less cost of media purchases	(42,933)	(23,551)	(112,333)	(61,200)

Cost of revenue, exclusive of media purchases	$674	$690	$2,006	$1,792

Cost of revenue consists mainly of the costs of media that we purchase from publishers’ Web sites, and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery, surveys, and search engine optimization. Cost of revenue increased to $43.6 million, or 74.5% of revenue, for the three months ended September 30, 2003 from $24.2 million, or 70.5% of revenue, for the three months ended September 30, 2002. Cost of revenue increased to $114.3 million, or 72.3% of revenue, for the nine months ended September 30, 2003 from $63.0 million, or 71.3% of revenue, for the nine month ended September 30, 2002. The dollar increases in cost of revenue were primarily due to increases in the volume of advertising space we purchased for our clients, as spending for our services increased among existing and new clients. Due to the expected growth in revenue from existing clients and increased contribution from new clients, we anticipate cost of revenue in the range of $159 million to $162 million in 2003.

The cost of revenue exclusive of media purchases decreased to $674,000 for the three months ended September 30, 2003, from $690,000 during the three months ended September 30, 2002. The decrease in cost of revenue exclusive of media purchases was due to the timing and use of services such as survey delivery, search engine optimization, and email. In addition, the variable cost of delivering advertisements over the Internet, specifically bandwidth costs, decreased as we continue to renegotiate lower pricing with our bandwidth providers. The cost of revenue exclusive of media purchases increased to $2.0 million for the nine months ended September 30, 2003 from $1.8 million for the nine months ended September 30, 2002. The increase in cost of revenue exclusive of media purchases was due to an increased use of services such as survey delivery, search engine optimization, and email. In addition, bandwidth costs increased during this period due to the increased volume of ads served, which was partially offset by the decreased bandwidth costs experienced during the three months ended September 30, 2003.

Client support. Client support expenses consist primarily of salaries and related expenses for client support personnel, including employees within our digital marketing services client teams and client service employees within digital marketing technologies. Client support expenses also include employees who support other functions such as the Strategic Partnership Program and Customer Insight services. Client support expenses increased to $5.8 million, or 9.9% of revenue, for the three months ended September 30, 2003 from $3.6 million, or 10.5% of revenue, for the three months ended September 30, 2002. Client support expenses increased to $18.1 million, or 11.4% of revenue, for the nine months ended September 30, 2003, from $10.5 million, or 11.8% of revenue, for the nine months ended September 30, 2002. The dollar increases in client support expenses were primarily due to the increased headcount associated with the addition of i-FRONTIER. In addition, headcount in client support personnel increased to support increased spending by our new and existing digital marketing services clients and the new clients added in our digital marketing technologies line of business. The decreases in client support expenses as a percentage of revenue during the three and nine months ended September 30, 2002 and 2003 were primarily due to increased revenue from new and existing clients, while headcount and the related expenses for client support staff increased at a slower rate. In general, increased spending from existing clients requires only modest increases in client support costs. Additions of new clients generally increase the need for client support staff as the clients begin to increase their advertising spending, which can typically takes several quarters. As we added a net six new clients during the nine months ended September 30, 2003 and we expect to add additional new clients during the remainder of 2003 and through 2004, we anticipate an increase in client support costs in the event that these clients begin to increase their advertising spending.

Product development. Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing our Atlas™ Digital Marketing Suite for marketing to external clients. Product development expenses decreased to $1.1 million or 1.9% of revenue, for the three months ended September 30, 2003, from $1.6 million, or 4.5% of revenue, for the three months ended September 30, 2002. Product development expenses decreased to $3.0 million, or 1.9% of revenue, for the nine months ended September 30, 2003, from $4.9 million, or 5.5% of revenue, for the nine months ended September 30, 2002. The dollar and percentage decreases during the three and nine months ended September 30, 2003 and 2002 were primarily due to an increase in the capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite and decreased personnel costs due to the reduction in force that occurred in September 2002.

Selling, general and administrative. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales, finance, marketing, human resource and administrative personnel, professional fees, and other general corporate expenses including rent. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses increased to $4.2 million, or 7.1% of revenue, for the three months ended September 30, 2003, from $4.0 million, or 11.7% of revenue, for the three months ended September 30, 2002. Selling, general and administrative expenses increased to $13.0 million, or 8.2% of revenue, for the nine months ended September 30, 2003 from $11.9 million, or 13.4% of revenue, for the nine months ended September 30, 2002. The dollar increases in selling, general and administrative expenses were primarily due to increased headcount, additional professional services expenses associated with the increased corporate governance requirements, and an increase in sales and marketing efforts associated with our digital marketing technologies line of business. The decreases in selling, general and administrative costs as a percentage of revenue were primarily due to revenue growth from existing and new clients that exceeded the growth in headcount and related expenses. In general, client support expenses increase as our revenues from digital marketing services and digital marketing technologies increases. In addition, our selling expenses will also increase as digital marketing technologies revenue increases. We can support increased spending from digital marketing services and technologies clients with modest increases in general and administrative expenses.

Depreciation and amortization of property and equipment. Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment decreased to $1.0 million or 1.7% of revenue, for the three months ended September 30, 2003 from $1.2 million, or 3.5% of revenue, for the three months ended September 30, 2002. Depreciation and amortization of property and equipment decreased to $2.7 million, or 1.7% of revenue, for the nine months ended September 30, 2003 from $3.5 million, or 4.0% of revenue, for the nine months ended September 30, 2002. The dollar and percentage decreases were primarily due to certain assets becoming fully depreciated partially offset by the purchase of new equipment.

Amortization of deferred stock compensation. Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation decreased to $300,000 or 0.5% of revenue, for the three months ended September 30, 2003 from $739,000 or 2.2% of revenue, for the three months ended September 30, 2002. Amortization of deferred stock compensation decreased to $904,000 or 0.6% of revenue, for the nine months ended September 30, 2003, from $2.3 million, or 2.6% of revenue, for the nine months ended September 30, 2002. The dollar and percentage decreases were primarily related to the decrease in deferred stock compensation due to our use of the accelerated method of amortization for our employee stock compensation arrangements plus the reversal of balances of unamortized stock-based compensation as a result of employee terminations. We anticipate that all deferred stock compensation recorded as a result of options granted prior to our initial public offering will be fully amortized by the end of 2003.

Amortization of intangible assets. Amortization of intangible assets relates to the customer base and non-compete agreement recorded in connection with the purchase of i-FRONTIER in November 2002. Amortization of the intangible assets associated with the purchased technology is recorded as cost of revenue and was $20,000 and $67,000 during the three and nine months ended September 30, 2003, respectively. Amortization of intangible assets was $72 and $0 during the three months ended September 30, 2003 and 2002, respectively. Amortization of intangible assets was $204 and $0 during the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, intangible assets consisted of a non-compete agreement, customer relationships, and developed technology with net book value of $144,000, $1.6 million, and $173,000, respectively. The intangible assets are amortized on a straight-line basis over useful lives of five, seven, and three years, respectively.

Interest and other income, net. Net interest and other income consist primarily of earnings on our cash, cash equivalents and short-term investments. Net interest and other income increased to $1.1 million, or 1.9% of revenue, for the three months ended September 30, 2003 from $797,000, or 2.3% of revenue, for the three months ended September 30, 2002. The dollar increase was primarily due to the reversal of certain liabilities that we accrued for in prior periods, a result that could re-occur in future periods. The percentage decrease was primarily due to the revenue increasing at a faster rate than our returns on invested funds, which are a result of lower interest rates experienced in the economy. Net interest and other income decreased to $2.1 million, or 1.3% of revenue during the nine months ended September 30, 2003 from $3.2 million, or 3.5% of revenue, during the nine months ended September 30, 2002. The dollar and percentage decreases were primarily due to lower returns on our invested funds due to the declining interest rates experienced in the economy.

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

Outlook for 2004

In 2004, we expect continued growth in the online advertising industry, as more companies move online and find new ways to deploy this medium. We think that our revenue in 2004 will outpace overall growth in online advertising through increased online spending from existing clients and new client wins. As such, we believe we will see revenue growth in both our digital marketing services and technologies lines of business during 2004.

In our digital marketing services line of business, we expect to continue to win new clients. In general, we expect to see modest campaigns for several quarters for new clients followed by campaign increases as clients begin to see results from their initial campaigns. In addition, we expect to see increased spending from many of the clients added in 2003.

In our digital marketing technologies line of business, we expect to continue to increase the number of agency and direct advertiser clients and further increase the adoption of our Atlas Digital Marketing Suite within existing agency clients.

In 2004, we expect increases in operating expenses as revenues increase. We expect to increase spending for customer support personnel to support new and existing clients. In addition, we anticipate some increases in product development expenses as we continue to develop the Atlas Digital Marketing Suite and general and administrative expenses, particularly related to investments in corporate financial systems.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

As of September 30, 2003, we had cash and cash equivalents of $34.6 million and short-term investments of $93.5 million. We have a $5.5 million equipment term loan facility with a bank, of which $278,000 is outstanding as of September 30, 2003.

Net cash provided in operating activities was $9.2 million for the nine months ended September 30, 2003. Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2002.

Net cash used in investing activities was $8.1 million for the nine months ended September 30, 2003, which was related to the purchase of software and equipment and the purchase of short-term investments. Net cash provided by investing activities was $18.4 million for the nine months ended September 30, 2002, which was primarily related to net proceeds from the sale of marketable securities, offset by purchases of equipment.

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2003, which related to proceeds from the sale of common stock upon the exercise of stock options, offset by payments on our equipment loan. Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2002, which related to payments on our equipment loan offset and cash used to repurchase common stock in accordance with our stock repurchase program. These payments were offset by proceeds from sales of securities.

As of September 30, 2003, we had material commitments related to operating leases for office space and office equipment, and a note payable to a bank. The note is secured by the equipment purchased with the proceeds from the notes. In addition, we had material obligations related to the facility leases for our ad serving systems.

In March 2003, we entered into an agreement with an entity that will provide sales and service support to Atlas DMT in the United Kingdom. Under the agreement, we will pay the entity commissions based on a specified percentage of qualifying revenues. If the contract is terminated by Atlas DMT, we will pay the lesser of a specified percentage of qualifying revenues or $1,000,000.

The i-FRONTIER purchase agreement includes potential contingent payments in 2004 and 2006, which are determined by the operating results of i-FRONTIER for the four years ending December 31, 2005. We estimate that future payments will range from $9.4 million to $15.2 million. This estimate will be adjusted based on actual revenue and earnings over the four years ending December 31, 2005. Our estimates require judgment, based on estimating the future earnings of i-FRONTIER. We cannot assure you that actual future payments will not be materially different than our current estimates.

In April 2002, we announced that our Board of Directors had authorized a stock repurchase program under which up to $15 million of our common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow us the flexibility to repurchase our common stock to potentially reduce stock dilution and seek to improve our long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, we repurchased 714,500 shares of common stock for approximately $1.8 million. During the nine months ended September 30, 2003, we did not repurchase any shares of common stock. Although the stock repurchase program remains in place, we do not currently intend to make repurchases under the present circumstances. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause us to make one or more repurchases, we would not necessarily make a public announcement about it at that time.

Since our inception, we have significantly increased our operating expenses. Due to the estimated increase in revenue in the remainder of 2003 and 2004, we currently anticipate that we will continue to experience some growth in our operating expenses and such expenses will be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

We have a history of losses and may not maintain profitability

We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of September 30, 2003, our accumulated deficit was $95.1 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. We cannot assure you that we will generate sufficient revenue to maintain profitability. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations, we may be unable to maintain profitability.

Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. For example, although we recorded a profit in the first three quarters of 2003, we cannot assure you that we will be profitable in subsequent quarters.

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

Defaults by issuers of short-term debt could harm our financial condition

Our short-term investments represent a significant portion of our cash position. As of September 30, 2003, short-term investments constituted $93.5 million of our cash position of $128.2 million. If issuers of the short-term debt in which we have invested default or if the market value of such investments becomes impaired, such defaults and impairments could significantly harm our financial condition.

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

We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. The European Union has also enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags. The directive also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the directive by October 31, 2003. Germany already has imposed its own laws limiting the use of user profiling, and other countries (both in and out of the European Union) may impose similar limitations. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, Internet browser software upgrades may result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. Finally, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit or eliminate our ability to use cookies and action tags.

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

Our business may be seriously harmed by litigation alleging violations of federal and state securities laws

We and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a pending consolidated class action lawsuit that alleges violations of federal securities laws in connection with our initial public offering. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters’ compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock and/or the stock of other companies. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages, and may otherwise seriously harm our business.

We are subject to patent infringement claims and may be subject to additional claims in the future, including claims that our ad serving technologies, processes or methods infringe the patents of other parties

Other parties may claim that our technologies, processes or methods infringe their patents. Any such claim may cause us to incur significant expense and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from using the intellectual property subject to these claims, which could substantially harm our business. For example, in November 2001, we received correspondence from counsel for 24/7 Real Media, Inc. (24/7 Real Media) alleging that we infringe claims of U.S. Patent No. 6,026,368. In April 2002, we filed a lawsuit against 24/7 Real Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid. 24/7 Real Media counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement, which was granted on July 3, 2003. The parties have stipulated that, if the Court’s order is affirmed on appeal, neither party will pursue any of their remaining claims in the case. The district court entered its final judgment, and 24/7 Real Media has appealed. In addition, in July 2003, Unicast Communications Corp. alleged that we infringe a claim of U.S. Patent No. 6,516,338, which Unicast claims covers our rich media ad serving technology. We have denied infringement of the patent, and the matter is currently pending.

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

We may be subject to trademark infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using our trademarks

Our use of our trademarks may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using these marks. We are aware of third parties that use marks or names, including Internet domain names, that are the same or similar to the names for which we have sought trademark protection. There may be other third parties using names similar to ours of whom we are unaware. As a result of any infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using our trademarks unless we enter into royalty, license or coexistence agreements. We may not be able to obtain such royalty, license or coexistence agreements on terms acceptable to us, if at all. Use of our trademarks by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

In addition to patent and trademarks claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

In addition to patent and trademarks claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights and trade secrets, or otherwise challenge our intellectual property, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or coexistence agreements. We may not be able to obtain such royalty, license or coexistence agreements on terms acceptable to us, if at all.

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

Consolidation of Internet advertising networks ,Internet portals, Internet search engine sites, and Web publishers may impair our ability to serve advertisements, to acquire advertising space at favorable rates and to collect campaign data

The consolidation of Internet advertising networks, Internet portals, Internet search engine sites and Web publishers could harm our business. This type of consolidation could eventually lead to a concentration of desirable advertising space on a very small number of networks and Web sites. This type of concentration could substantially impair our ability to serve advertisements if these networks or Web sites decide not to permit us to serve advertisements on their Web sites or if they develop ad placement systems that are not compatible with our ad serving systems. These networks or Web sites could also use their greater bargaining power to increase their rates for advertising space or prohibit or limit our aggregation of advertising campaign data. In addition, concentration of desirable advertising space in a small number of networks and Web sites could diminish the value of our advertising campaign databases, as the value of these databases depends on some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and Web sites.

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

In addition, laws, regulations, and standards may be adopted or amended relating to the taxation of our services. We received reporting instructions from Washington State tax authorities that required us to pay Washington State business and occupation tax on the media we purchase on behalf of our clients effective February 2003. We expect to assert administrative remedies with the Washington State tax authorities and evaluate tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax. If these efforts are not successful, this business and occupation tax requirement, and any other tax-related requirements, could substantially increase our cost of conducting business.

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

Our stock price has been and may continue to be volatile

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended October 31, 2003, the closing price of our common stock ranged from $2.56 to $13.28 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the subject of securities class action litigation in the past and may be the target of additional lawsuits in the future. Any securities class action litigation against us could result in substantial costs and divert our management’s attention from business concerns, which could harm our business.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been named as a defendant in a consolidated amended class action complaint filed in the United States District Court for the Southern District of New York on or about April 19, 2002 and captioned In re Avenue A, Inc. Initial Public Offering Securities Litigation. This consolidated complaint relates to several previously filed class action complaints filed against us, the first of which was originally filed on or about June 15, 2001. Plaintiffs filed the consolidated complaint on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. The complaint also named as defendants Morgan Stanley & Co., Salomon Smith Barney, Inc., Thomas Weisel Partners, LLC, and RBC Dain Rauscher, Inc., certain of the underwriters of our initial public offering; Brian P. McAndrews, our President and Chief Executive Officer; Nicolas Hanauer, our Chairman of the Board; and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. § 77k (Section 11 of the Securities Act of 1933), and (2) violation of 15 U.S.C. § 78j(b) (Section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. § 240.10b-5 (Exchange Act Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. § 77o (Section 15 of the Securities Act of 1933), and (2) violation of 15 U.S.C. § 78t(a) (Section 20(a) of the Securities Exchange Act of 1934). Plaintiffs seek monetary damages. The complaint alleges violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaint alleges incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our common stock. It also alleges that the SEC and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaint. We have no knowledge as to whether aQuantive or our initial public offering is the subject of any such investigation.

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

As of September 30, 2003, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments. None of the proceeds was used as payments to our directors or officers (or their associates), or to our affiliates or 10% shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K

10.1	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K (Items 5 and 7) with the Commission dated July 15, 2003.

We furnished a report on Form 8-K (Items 7 and 9) to the Commission dated July 23, 2003.

We filed a report on Form 8-K (Items 5 and 7) with the Commission dated August 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2003.

AQUANTIVE, INC.

By:	/s/ MICHAEL VERNON
Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003.

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002