Form 10-K
period 2003-12-31
AQUANTIVE INC
filed 2004-03-15
CIK 1071806

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-29361

aQuantive, Inc.

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1819567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

506 Second Avenue, 9th Floor, Seattle, Washington	98104 (Zip Code)
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

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant as of June 30, 2003 was approximately $623,431,651.

The number of shares of the registrant’s Common Stock outstanding at February 27, 2004 was 60,696,028.

AQUANTIVE, INC.

2003 FORM 10-K ANNUAL REPORT

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 26, 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year to which this Report relates.

PART I

This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business—Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “aQuantive,” the “Company,” “we,” “us” and “our” refer to aQuantive, Inc. and its subsidiaries.

ITEM 1.    BUSINESS

Overview

aQuantive, Inc. is a digital marketing services and technology company. We were founded in 1997 to help marketers acquire, retain, and grow customers across digital media. We are organized into two lines of business as follows:

Digital Marketing Services.    Avenue A and i-FRONTIER are interactive advertising agencies that offer digital marketing services to help advertisers increase the effectiveness and return on investment of their Internet advertising and search marketing campaigns.

Digital Marketing Technologies.    Atlas DMT provides digital marketing technologies to manage digital marketing programs and Web site effectiveness for advertising agencies, their clients and direct advertisers.

Digital Marketing Services

Avenue A and i-FRONTIER are interactive advertising agencies that offer digital marketing services to help advertisers increase the effectiveness and return on investment of their Internet advertising and search campaigns. We focus on serving the needs of buyers of Internet advertising, providing a service that harnesses the complexity, interactivity and dynamic nature of the Internet with the objective of delivering the most successful advertising campaigns for our clients. By combining online media and search expertise, strategy, technology, analytics, and creative and web development expertise, we have developed an extensive knowledge base of Internet advertising strategies, targeting methods, media placements and creative executions that perform effectively. We believe this knowledge base grows richer and more valuable with each additional campaign we execute and with each additional client we serve.

We provide the following digital marketing services:

Media planning and buying.    We evaluate our client’s needs and objectives, outline a media strategy for the client, develop a media plan by identifying appropriate media placements, and execute this plan by negotiating the rates for these placements and purchasing advertising space.

Ad serving.    We use the Atlas Digital Marketing Suite to serve advertisements on third-party Web sites to execute our clients’ advertising campaigns. We coordinate and monitor this ad serving process once an advertising campaign begins. Our systems allow us to adjust advertising campaigns quickly and efficiently because changes required to the advertisements are made on our ad serving systems rather than on each individual Web site where the advertisements appear.

Campaign analysis.    We evaluate advertising campaigns based on criteria important to our client, such as sales, leads, registrations and software downloads. We provide this campaign data to our clients in comprehensive online performance reports generated by our system, as well as custom reports, and we use this data to review the results with our clients and to generate insights and recommendations for future campaigns.

Optimization.    Based upon consultations with our clients, our Client Service teams can adjust an advertising campaign in progress to improve its performance. If a Web site is generating unacceptably low response rates, we can remove that Web site from the campaign, reduce the number of impressions allocated to that site, or seek to negotiate a lower rate for advertisement placements on that site. If a Web site is generating high responses, we can serve more advertisements to that Web site.

Search Engine Marketing.    The Search Engine Marketing program enables our clients to improve their rankings on Internet search engines. This program manages and optimizes paid listings, direct inclusion and natural listings. Through this program, we help our clients enhance their online visibility, attract customers to their Web sites, and increase sales by leveraging our digital marketing insights, historical learnings, and relationships with search engines.

Global Marketing Dashboard.    The Avenue A Global Marketing Dashboard is a powerful data warehouse and flexible custom reporting tool that aggregates data from a number of sources, and presents it in a way that allows us and our clients to make informed decisions regarding online advertising and marketing. By using the Global Marketing Dashboard, clients are able to define exactly which data they want to see, in what format, and with what frequency. The Global Marketing Dashboard provides our clients with a means of bringing order to the extraordinarily rich vein of data generated by digital marketing campaigns.

Creative and Web Site Development.    We develop online advertising and Web site creative. Our focus for every creative assignment is to achieve client marketing objectives. To have the greatest impact on our clients’ businesses, we use our continually growing knowledge base of what creative strategies and tactics drive bottom line results.

Portal Relationship Management.    We manage exclusive or complex partnerships between our clients and Web portals. These arrangements typically have terms ranging from six months to one year. We consult with clients to determine their objectives and to negotiate the terms of these longer-term, complex advertising relationships with appropriate Web portals. We then help manage the partnership by providing clients with ongoing advertising campaign analysis and optimization services with respect to exclusive sponsorship links and complex advertising placement arrangements.

Customer Targeting.    The Customer Targeting program enables us to target tailored advertisements to the browsers of users based on anonymous data collected from their previous visits to client sites, Web surfing behavior, or other third party data. The program is designed to strengthen the clients’ relationship with their customers, improve response rates and accelerate the sales cycle. For example, if the information in our data warehouse indicates that the computer of a particular Web user was previously used to purchase an airline ticket to New York City from our client, our ad serving systems can serve an advertisement to that user’s computer recommending additional, complementary purchases, such as hotels near Time Square or tickets to a Broadway show.

ChannelScope.    ChannelScope is a proprietary analytics tool that provides our clients with a means of directly measuring the offline sales impact of their online advertising campaigns. This system associates a client’s anonymous customer identifier with our anonymous browser identifier. Once this association is made it is possible to directly measure the total return on investment of online campaigns, including the effect of sales both on the client’s Web site, as well as through other direct channels, such as in-store, catalog or telephone sales.

Selector.    Selector is a targeting tool that allows our clients to focus ad impressions on those users that fit a predetermined customer segment. We start by building a target profile using anonymous identifiers, which may be based on client Web site visits, Web surfing behavior or other third-party data. When publisher ad requests come to our ad serving system, the Selector system determines if the user fits one of the pre-determined target profiles selected by our clients. If it does, an ad is served for that specific client to the user. If the user does not fit any client’s target profile, the ad request is redirected back to other ad serving queues and Selector clients are not charged. Using Selector, our clients can dramatically reduce the number of unnecessary impressions in their online advertising campaigns, thereby increasing efficiency and effectiveness.

BrandOptics.    BrandOptics is an analytics tool that allows our clients to associate behavioral marketing metrics with attitudinal measures. For instance, most of our clients use online surveys to determine the ability of Internet advertising to build awareness, change attitudes and increase purchase intent. Using BrandOptics, we can then assess these survey results to determine the long-range sales and overall financial impact of these changes, allowing our clients to measure the return on investment of their branding campaigns.

Customer Insights.    We provide our clients with data-driven insights about their customers through our Customer Insights Group. The Customer Insight Group develops and maintains an evolving suite of proprietary analytical tools, fed by Avenue A data, that provides insights into how customers and prospective customers are likely to behave in the future. These predictive models enable us to advise our clients how to more effectively market to specific customer segments and help them to acquire, maintain, and grow their customer base.

E-mail.    Through our E-mail program, we deliver targeted emails to specific customer segments based on their shopping and browsing behavior. This program also includes opt-in list prospecting, customer database segmentation, list maintenance, personalization and customization, multiple formats, comprehensive reports, regular debriefs, real-time tracking, and automatic response-handling. Our E-mail program enables us to assist our clients in expanding their relationships with their customers after the customers have been acquired.

Digital Marketing Technologies

Atlas DMT provides digital marketing technologies to manage digital marketing programs and Web site effectiveness for advertising agencies, their clients and direct advertisers. Solutions for digital marketing programs, encompassing both Internet advertising and search marketing, include technologies for online media planning, buying, ad delivery and analysis. Solutions for Web site effectiveness include Web site analytics and usability.

Our solutions are based on the buy-side approach. We believe that the buy-side focus of Atlas DMT enables us to develop effective tools and services that meet the needs of our target customers, which include large traditional advertising agencies, specialty interactive advertising agencies and large direct advertisers.

We provide the following Atlas DMT services for managing digital marketing programs:

Atlas Digital Marketing Suite.    The Atlas Digital Marketing Suite is an end-to-end solution for managing Internet advertising that consists of the Atlas Media Console, the Atlas Creative Management System, Atlas

Delivery and Tracking Services and the Atlas Analysis and Optimization Engine. Rich media management capabilities are integrated into each of these modules to provide users with a full suite of management tools.

•	Atlas Media Console. The Atlas Media Console is designed to simplify the process of planning and buying digital media. It consists of the Media Plan Manager, Site Finder, Web RFP (Request for Proposal) and Site Profile Database. Our clients can use the Media Plan Manager to organize and manage the buying process, and can use the Site Finder to identify potential sites for an advertiser’s campaign based on customer Web surfing habits, rather than traditional demographic profiles. They can use the Web RFP functionality to automate the traditional paper-based RFP process and submit multiple requests simultaneously. In addition, our clients can use Site Profile Database to access information on more than 4,000 publisher Web sites, including profiles, contact information, standard terms, creative capabilities and performance ratings.

•	Atlas Creative Management System. The Atlas Creative Management System allows advertising creative to be assigned to media placements including which message is shown to which media audience, how many times each advertisement is shown and in what sequence it is shown. This system employs “wizard” functionality to streamline the set up of complex campaigns, such as rich media ads.

•	Atlas Delivery and Tracking Services. The Atlas Delivery and Tracking Services automates the process of sending trafficking instructions to publishers for campaign implementation, delivers campaigns to online viewers on the sites a client specifies, captures campaign performance and customer behavior data from the initial ad view through the desired action, determines advertising effectiveness by identifying which media buys and advertisements helped drive desired user behavior, and collects and stores data for campaign analysis and optimization. This system is highly flexible and allows for advanced functionality such as message personalization and targeting, which is the ability to identify individual customers in real time and deliver messages tailored to their needs.

•	Atlas Analysis and Optimization Engine. The Atlas Analysis and Optimization Engine provides reports to our clients regarding the overall campaign results, reach and frequency of unique users and campaign performance compared to campaign plan. It also provides insight for improving campaign performance through statistical analysis of campaign data. This system is also highly flexible, and in conjunction with our Atlas Delivery and Tracking Services, can be used to measure how users interact more specifically with advertisements, including time spent viewing or interacting with an advertisement.

Atlas GRP and Reach Forecaster.    The Atlas GRP and Reach Forecaster is a robust media planning tool that empowers online media planners to use industry-standard “offline” advertising metrics such as GRPs (Gross Ratings Points), TRPs (Target Ratings Points), CPP (Cost per Point), and reach and frequency when planning online campaigns. This enables media planners to make relevant comparisons when determining the optimal mix of online and offline media, and therefore is a key to increasing online advertising spending from traditional advertisers. This industry innovation uses multiple data sets (both ad serving data and demographic panel data supplied by partners) in a “combined methodology” that is endorsed by the Advertising Research Foundation.

GO TOAST Services.    GO TOAST is a provider of paid search management and optimization tools and operates as part of Atlas DMT. GO TOAST provides a single interface to manage the results of all their client’s active search entries and keywords side-by-side. The GO TOAST system provides our clients with a relevant comparison across search engines, letting clients quickly determine which paid search marketing programs are working most effectively, and how much revenue each program is generating. This allows clients to maximize their online marketing return on investment. The GO TOAST paid search management system includes the following services:

•	Intellidex. Intellidex is a Web site indexing tool that automatically generates keywords and descriptions from clients’ Web sites, and then uploads that information into MasterList to be sent to search engines and online shopping sites.

•	MasterList. MasterList is a centralized keyword management system to help clients develop and edit all keywords in one location.

•	BidManager. BidManager is a pay-per-click search engine management tool to help clients manage all of their keywords across multiple search engines.

•	ProfitBuilder. ProfitBuilder is an advanced conversion tracking and Web analytics tool set that allows clients to track results per keyword, per position, and per search engine.

•	Campaign Optimization Tools. Campaign Optimization tools are strategic planning and modeling tools that automatically analyze the potential return on investment for pay-per-click search engine keywords and ad campaigns.

We provide the following Atlas DMT services for Web site effectiveness:

Atlas Vital Signs.    Atlas Vital Signs is a Web site metrics tool that provides our clients with a single view of customer behavior and campaign performance. Atlas Vital Signs delivers advanced reporting in the areas of site behavior, customer status, action, and marketing campaign data for further analysis and optimization of an advertising program. With Atlas Vital Signs, our clients are able to gain additional insights that can lead to improving browse-to-buy conversion rates, partnering with sites that drive the most qualified customers, and increasing sales of high margin products and services.

Atlas NetConversions.    Atlas NetConversions is a Web site usability technology for optimizing our clients’ Web sites. As a complementary offering to Atlas Vital Signs, NetConversions further enhances our clients’ ability not only to track Web site behavior, but to improve usability and conversion rates, through data-driven analysis and recommendations. Atlas NetConversions provide our clients with a Web site analytics offering that can diagnose where within a Web site users drop out of the purchase process, and then identify elements that need to be changed to improve conversion rates.

Technology Infrastructure

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

Sales and Marketing

We use a variety of marketing methods to build awareness of our digital marketing services and technologies in our target markets and to establish credibility and leadership in the marketplace. These methods include marketing materials, advertising, press coverage and other public relations efforts, direct marketing, trade shows, seminars and conferences, relationships with recognized industry analysts, and our Web sites.

Avenue A and i-FRONTIER acquire clients primarily through a consultative approach, using our Client Service teams to propose integrated solutions for clients’ Internet advertising needs. Atlas DMT and acquire clients primarily through their domestic and international sales force and GO TOAST acquires clients primarily through advertising and trade shows.

Competition

The market for Internet advertising is relatively new, yet competitive. Our digital marketing services, including Avenue A and i-FRONTIER, compete with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, such as the Internet advertising arm of Ogilvy and Omnicom, and companies that provide marketing services such as Digitas and Modem Media. Our digital marketing technologies, through Atlas DMT, compete with third-party ad serving companies and campaign management technology companies such as Doubleclick and Valueclick.

We believe that the principal competitive factors affecting the Internet advertising market are data analysis capabilities, client service, strategy, ad serving technology, functionality and price. We believe we compete adequately with respect to these factors. Our digital marketing services line of business provides a full-service range of services to meet the needs of any businesses wanting to effectively advertise on the Internet. In particular, our digital marketing services include sophisticated data modeling techniques and dedicated client service teams that seek to employ the best methods and approaches to make client campaigns successful. Through our digital marketing technologies line of business, we offer advertising agencies and direct advertisers an efficient buy-side solution for managing effective, end-to-end online campaigns. Our integrated system features technology and services that include search management and rich media capabilities along with efficient supplier management, advanced optimization and other analytical tools, and expert support to make it simple to plan, deliver, analyze, and manage fully integrated online advertising campaigns. Although we believe we currently compete adequately with respect to each of these factors, our ability to continue to compete favorably is subject to a number of factors identified below in “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.”

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

We have obtained an issued U.S. trademark registration for, among others, “AVENUE A MEDIA,” “AVENUE A,” “BY MARKETERS. FOR MARKETERS.,” “KNOW WHAT WORKS,” “ATLAS” “ATLAS DMT” and the Avenue A logo. We also have applied for registration of the following service marks: “AQUANTIVE,” “ATLAS ARBITER,” “ARBITER,” AND “ATLAS ON DEMAND.” We cannot assure you that any of our service mark applications will ultimately proceed to registration. Some of our pending applications or registrations may be successfully challenged by others or invalidated. We are aware of third parties that use marks or names, including Internet domain names, that are the same or similar to the name for which we have sought service mark protection. There may be other third parties using names similar to ours of whom we are unaware. If our service mark applications do not proceed to registration or if our service marks are invalidated because of prior third-party registrations, applications or rights, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all. Even if our service mark applications proceed to registration, our use of these marks could be restricted to the services set forth in our service mark applications.

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

Employees

As of December 31, 2003, we had 376 employees. We believe that we have good relationships with our employees. We have never had a significant work stoppage, and none of our employees is represented under a collective bargaining agreement or by a union. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly skilled personnel and upon the continued service of our senior management. Competition for qualified personnel in our industry is intense, and we cannot assure you that we will succeed in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

Website Access to Reports

Our Web site address is aquantive.com and our periodic and current reports, and amendments to those reports, are available, free of charge, on our Web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

We have a history of losses and may not maintain profitability

We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of December 31, 2003, our accumulated deficit was $91.0 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. We cannot assure you that we will generate sufficient revenue to maintain profitability. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations, we may be unable to maintain profitability.

Our quarterly operating results are subject to fluctuations that may cause our stock price to decline

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. For example, although we recorded a profit in each quarter of 2003, we cannot assure you that we will be profitable in subsequent quarters.

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

We have restructured most of our contracts with clients and publishers such that we recognize revenue under the net method rather than the gross method, which could have an adverse effect on our stock price

We have restructured most of our Avenue A agency contracts with clients and publishers such that, effective January 1, 2004, we recognize revenue under the net method rather than the gross method, which changes the amount of revenue and cost of revenue we report. Such a change could alter the perceptions of securities analysts or investors, which could have an adverse effect on our stock price. Such a decrease in the market price of our stock could subject us to securities class action litigation, which could result in substantial costs and payment of damages, divert our management’s attention from other business concerns and otherwise harm our business.

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

Our client contracts have short termination periods, and the loss of one or more of these contracts in a short period of time could harm our business

We derive most of our revenue from the sale of advertising services under advertising campaign services contracts, all of which are terminable upon 90 days’ or less notice. In addition, these contracts generally do not contain penalty provisions for termination before the end of the contract term. The non-renewal, termination or deferral of a significant number of these contracts in any one period could cause an immediate and significant decline in our revenue and harm our business.

The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business

If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as an advertising medium, the willingness of our potential clients to outsource their Internet advertising and marketing needs, and our ability to sell technology services to advertising agencies. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising and technology services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients’ total advertising budgets. Businesses, including current and potential clients, may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising and technology services may deteriorate or develop more slowly than expected. In addition, “filter” software programs are available that limit or prevent advertising from being delivered to an Internet user’s computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising and seriously harm our business.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources

We recently acquired GO TOAST, a Denver-based provider of paid search management and optimization tools, and NetConversions, a Seattle-based provider of Web site usability technology. We may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current businesses. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, services and personnel of acquired businesses;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	diversion of management’s attention from other business concerns;

•	unavailability of favorable financing for future acquisitions;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	responsibility for liabilities of acquired businesses;

•	inability to maintain our standards, controls, procedures and policies, which could affect our ability to receive an unqualified attestation from our independent accountants regarding management’s required assessment of the effectiveness of our internal control structure and procedures for financial reporting; and

•	increased fixed costs.

Our business may be seriously harmed by third-party litigation against us relating to the collection and use of Internet user information

We have been subject to class action lawsuits alleging, among other things, that our collection and use of Internet user information violates federal and state laws, and may be subject to additional suits in the future. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may require us to pay substantial damages or prevent us from conducting targeted advertising and aggregating data from our clients’ advertising campaigns. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and we may be subject to similar claims. Such claims and any other claim by a government entity or other third party against us regarding our collection and use of Internet user information could seriously harm our business.

Defaults by issuers of short-term debt could harm our financial condition

Our short-term investments represent a significant portion of our cash position. As of December 31, 2003, short-term investments constituted $90.5 million of our cash position of $123.3 million. If issuers of the short-term debt in which we have invested default or if the market value of such investments becomes impaired, such defaults and impairments could significantly harm our financial condition.

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

Our business may be seriously harmed by litigation alleging violations of federal and state securities laws

We and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a consolidated class action lawsuit that alleges violations of federal securities laws in connection with our initial public offering. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters’ compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock and/or the stock of other companies. We recently accepted a settlement proposal for this litigation. The settlement is subject to a number of procedural conditions and will also require approval by the court, which cannot be assured. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages, and may otherwise seriously harm our business.

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

For example, in November 2001, we received correspondence from counsel for 24/7 Real Media alleging that we infringe claims of U.S. Patent No. 6,026,368. In April 2002, we filed a lawsuit against 24/7 Real Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid. 24/7 Real Media counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement, which was granted on July 3, 2003 and was affirmed on appeal on March 11, 2004. Pursuant to an earlier stipulation by the parties, neither party will pursue any of their remaining claims in the case. The district court entered its final judgment, and 24/7 Real Media has appealed. In addition, in July 2003, Unicast Communications Corp. alleged that we infringe a claim of U.S. Patent No. 6,516,338, which Unicast claimed covers our rich media ad serving technology. In September 2003, we entered into a patent license agreement with Unicast in which Unicast granted a license to us and covenanted not to sue, effectively settling such claim.

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

In addition to patent and trademark claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services

In addition to patent and trademark claims, third parties may claim that we are infringing or violating their other intellectual property rights, including their copyrights and trade secrets, or otherwise challenge our intellectual property, which may cause us to incur significant expenses and, if successfully asserted against us, pay substantial damages and be prevented from providing our services. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or coexistence agreements. We may not be able to obtain such royalty, license or coexistence agreements on terms acceptable to us, if at all.

Failure of our services to perform properly or improper use of our services by our clients could give rise to legal claims against us or damage our reputation

If our services fail to perform properly for our clients, we may be exposed to liability to our clients or to the customers for whom our clients used our services. In addition, our clients may use our technology-based services in a manner that fails to comply with applicable laws, including but not limited to laws and regulations surrounding the Internet. For example, because our services may be used by clients to transmit information over the Internet, our services might be used by clients to transmit information that violates laws or regulations, or to transmit negative messages, unauthorized reproduction of copyrighted material, inaccurate data, harmful applications or computer viruses to end-users in the course of delivery. Any claims made against us arising in connection with our clients’ use of our services, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from business operations. In addition, such claims may require us to pay substantial damages, modify or discontinue some of our services and otherwise seriously harm our business and damage our reputation.

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

Some of our clients have limited operating histories, are unprofitable and may not be able to pay for our services

If any of our current or future clients is unable to pay for our services, our business could suffer. Some of our clients have limited operating histories and have not achieved profitability. In the past we have lost clients, or have had difficulty collecting payments from clients who could not pay for our services, because they were unable to secure ongoing funding. The ability of several of our clients to meet their payment obligations is affected by the risks and difficulties encountered by companies with limited operating histories, particularly in the evolving Internet market.

We may not be able to compete successfully in the market for Internet advertising

The market for Internet advertising is relatively new, yet competitive. Our digital marketing services, including Avenue A and i-FRONTIER, compete with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, such as the Internet advertising arm of Ogilvy and Omnicom, and companies that provide marketing services such as Digitas and Modem Media. Our digital marketing technologies, through Atlas DMT, compete with third-party ad serving companies and campaign management technology companies such as Doubleclick and Valueclick.

Many of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors have combined or may combine in the future with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential employees and clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services or that achieve greater market acceptance than our services. Increased competition is likely to result in price reductions, reduced margins and loss of market share. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.

Consolidation of Internet advertising networks, Web portals, Internet search engine sites, and Web publishers may impair our ability to serve advertisements, to acquire advertising space at favorable rates and to collect campaign data

The consolidation of Internet advertising networks, Web portals, Internet search engine sites and Web publishers could harm our business. This type of consolidation could eventually lead to a concentration of desirable advertising space on a very small number of networks and Web sites. This type of concentration could substantially impair our ability to serve advertisements if these networks or Web sites decide not to permit us to serve, track or manage advertisements on their Web sites or if they develop ad placement systems that are not compatible with our ad serving systems. These networks or Web sites could also use their greater bargaining power to increase their rates for advertising space or prohibit or limit our aggregation of advertising campaign data. In addition, concentration of desirable advertising space in a small number of networks and Web sites could diminish the value of our advertising campaign databases, as the value of these databases depends to some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and Web sites.

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

Our services are substantially dependent on certain systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area, Weehawken, New Jersey, and Dallas, Texas at facilities operated by Cable & Wireless Internet Services, Inc. Additionally, Speedera Networks Inc. provides content delivery for us at their facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Internet advertising networks and Web sites due to system failures unrelated to our own systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

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

In addition, laws, regulations, and standards may be adopted or amended relating to the taxation of our services. We received reporting instructions from Washington State tax authorities that require us to pay Washington State business and occupation tax on the media we purchase on behalf of our clients. We expect to assert administrative remedies with the Washington State tax authorities and evaluate tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax. If these efforts are not successful, this business and occupation tax requirement, and any other tax-related requirements, could substantially increase our cost of conducting business.

In conjunction with third-party contractors, our service offerings include email advertising and marketing services. The market for email advertising and marketing in general is vulnerable to the negative public perception associated with unsolicited email. Federal, state and foreign governments have enacted legislation, including the CAN-SPAM Act of 2003 that limit or prohibit the use of unsolicited email and impose liability on those that assist sending such email. The Federal Trade Commission, under the CAN-SPAM Act, is commencing rulemaking that may further limit the use of email for advertising. Government action, public perception or press reports related to solicited or unsolicited email could reduce the overall demand for email advertising and marketing in general and our email services in particular. In addition, although our email delivery program is based on the email addressee’s consent to receive email, or other indication of willingness to receive such emails or as otherwise permitted by law, it is possible that laws, regulations or standards may be adopted or amended that may require us to change or discontinue our current practices or may subject us to liabilities. Furthermore, we may be the target of lawsuits or enforcement actions if a plaintiff or government agency believes that legal requirements regarding the delivery of email have not been followed by us, our clients or a third-party contractor or that emails have been received contrary to the email addressee’s wishes. Any of these circumstances could harm our business.

We may not be able to adapt to rapidly changing Internet technology trends and evolving industry standards

The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing client demands, particularly in the areas of search marketing and rich media. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our services obsolete. Our future success will depend on our ability to adapt to rapidly changing technologies, enhance our existing Internet advertising services and develop and introduce a variety of new services to address our clients’ changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our services. In addition, any new services or enhancements must meet the requirements of our current clients and must achieve market acceptance. Material delays in introducing new services and enhancements may cause clients to discontinue use of our services and use the services of our competitors.

Our stock price has been and may continue to be volatile

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2003, the closing price of our common stock ranged from $2.56 to $13.28 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 2.    PROPERTIES

We lease two facilities in Seattle. Our principal facility houses our corporate administrative and executive employees and Avenue A employees. This facility occupies approximately 44,000 square feet and the lease expires in September 2004, with an option to renew for an additional five-year term. Our other facility, which houses our Seattle-based Atlas DMT employees, occupies approximately 32,000 square feet and the lease expires in April 2009.

We lease two facilities in New York City. The first facility houses Avenue A employees and occupies approximately 11,000 square feet and the lease expires in April 2009. The second facility houses Atlas DMT employees and occupies approximately 6,000 square feet and the lease expires in February 2007.We lease one facility in Philadelphia which houses i-FRONTIER employees. This facility occupies approximately 27,000 square feet of office space and the lease expires in March 2006. We lease one facility in Chicago which houses Avenue A employees. This facility occupies approximately 2,000 square feet of office space and the lease expires in December 2006. In addition, we lease a portion of one facility in Denver which houses Atlas DMT employees. This lease expires in February 2006.

Our ad serving systems and computer hardware are primarily located at facilities operated by Cable and Wireless Internet Services, Inc. in the Seattle metropolitan area, Weehawken, New Jersey and Dallas, Texas. Our agreement with Cable and Wireless Internet Services expires in February 2004, with automatic one-year renewals.

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

This consolidated complaint is among over 300 similar consolidated class action lawsuits filed in the United States District Court for the Southern District of New York against underwriters and other issuers of stock in initial public offerings. The Court has coordinated the cases under a single case number for pretrial proceedings. On July 15, 2002, the issuer defendants as a group filed a motion to dismiss the claims alleged in the consolidated complaints. On October 8, 2002, the court entered an order dismissing, without prejudice, all of the claims against Messrs. McAndrews, Hanauer and Littauer in the consolidated class action lawsuit pursuant to an agreement between plaintiffs and Messrs. McAndrews, Hanauer and Littauer. On February 19, 2003, the court granted aQuantive’s motion to dismiss the claims against it under Section 10(b) of the Securities Exchange Act of 1934 and denied its motion to dismiss the claims against it under Section 11 of the Securities Exchange Act of 1933.

By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of our Board of Directors at the time of the actions challenged in the litigation), we recently decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against us and Messrs. McAndrews, Hanauer and Littauer, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that we may have against the underwriters. We will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that we believe is not likely to occur. The settlement is subject to a number of procedural conditions. The settlement will also require approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

On April 19, 2002, we filed a lawsuit against 24/7 Real Media, Inc. in the United States District Court for the Western District of Washington seeking a declaratory judgment that aQuantive is not infringing any claims of U.S. Patent No. 6,026,368 and/or that the claims of the patent are invalid. On May 10, 2002, 24/7 Real Media filed an answer to our complaint and counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking royalties or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement, which was granted on July 3, 2003. 24/7 Real Media appealed this judgment, and on March 11, 2004 the grant of summary judgment of non-infringement was affirmed on appeal. Pursuant to an earlier stipulation by the parties, because the court’s order was affirmed on appeal, neither party will pursue any of their remaining claims in the case.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Market (symbol “AQNT”). The number of shareholders of record of our Common Stock at March 5, 2004, was 429.

High and low bid quotations for our Common Stock as quoted on the Nasdaq National Market for the periods indicated are as follows.

	Stock Price
Year	High	Low
Fiscal 2003 (ended December 31, 2003)
First Quarter	$4.55	$2.50
Second Quarter	11.66	4.23
Third Quarter	12.30	7.26
Fourth Quarter	13.55	8.82
Fiscal 2002 (ended December 31, 2002)
First Quarter	$3.35	$1.65
Second Quarter	3.65	2.55
Third Quarter	3.65	2.35
Fourth Quarter	3.53	1.95

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

On February 28, 2000, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-92301) as filed with the SEC in connection with our initial public offering of common stock, par value $0.01 per share. As of December 31, 2003, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$221,966	$132,650	$89,611	$194,665	$69,695
Income (loss) from operations	9,495	(6,820)	(43,849)	(51,286)	(12,447)
Net income (loss)	$11,784	$(4,593)	$(39,984)	$(42,929)	$(11,893)
Basic net income (loss) per share	$0.20	$(0.08)	$(0.70)	$(0.86)	$(0.61)
Diluted net income (loss) per share	$0.17	$(0.08)	$(0.70)	$(0.86)	$(0.61)
Shares used in computing basic net income (loss) per share	59,304	58,270	57,229	49,707	19,428
Shares used in computing diluted net income (loss) per share	68,354	58,270	57,229	49,707	19,428

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,797	$32,248	$30,821	$38,888	$10,962
Working capital	105,618	103,389	107,556	124,280	11,932
Total assets	200,759	157,726	144,811	198,305	69,091
Total long-term liabilities	1,288	—	1,555	3,556	683
Total liabilities	70,220	44,889	29,491	55,304	40,147
Total shareholders’ equity	130,539	112,837	115,320	143,001	21,944

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Factors that May Affect Our Business, Future Operating Results and Financial Condition”, included elsewhere in this Annual Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

The information presented in this annual report on Form 10-K includes financial information prepared in accordance with GAAP, as well as other financial measures that may be considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. As described more fully below, management believes these non-GAAP measures provide meaningful additional information about our performance. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the year ended December 31, 2003. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 29, we discuss our results of operations for 2003 compared to 2002 and 2001 and also provide our outlook for 2004. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity and Capital Resources.”

Overview

We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into two lines of business, digital marketing services, including our Avenue A and i-FRONTIER advertising agencies, and digital marketing technologies, through Atlas DMT.

Through our interactive advertising agencies, Avenue A and i-FRONTIER, we offer advertisers a suite of services that enable those advertisers to increase the effectiveness and return on investment of their Internet advertising campaigns. Our agency core services include media planning and buying, ad serving, campaign analysis, optimization, and creative and Web site development. In addition, we offer our clients services such as Customer Insights, Customer Targeting, E-mail, Search Engine Marketing, Portal Relationship Management and products such as BrandOptics, Global Marketing Dashboard, ChannelScope and Selector.

Through our Atlas DMT operating unit, we provide large traditional advertising agencies, specialty interactive advertising agencies, and large direct advertisers who buy media with the ability to manage their digital marketing programs through our proprietary digital marketing management system known as the Atlas Digital Marketing Suite and through our Atlas GRP and Reach Forecaster. In addition, through our GO TOAST service offerings, we provide our clients paid search management and optimization tools to improve their search engine marketing efforts. We also provide our clients with the ability to manage their Web sites’ effectiveness with our Atlas Vital Signs and Atlas NetConversions tools.

After a period of disappointing growth, according to Jupiter Research, the Internet advertising industry grew approximately 10% in 2003. The growth in 2003 is primarily a result of increased spending from traditional advertisers as companies began to understand the effectiveness of online media and increased their online budgets accordingly. Industry highlights for 2003 include the resurgence of the major Internet portals, such as Yahoo! and MSN, due to the reach and impact of a homepage placement on these portals. The portals and other search engine sites also expanded their offering of pay-per-click search advertising as a result of advertisers increased demand for effective search management technologies. The industry also saw an increased use of rich media advertising due to advances in technology. In addition, there was a renewed interest in customer targeting technologies and services. The industry also experienced additional pressures on the pricing of ad serving as large advertisers called for more competitive prices for ad serving. These pricing pressures are expected to continue into 2004.

As evidence of the growth in the industry, we experienced a 67% increase in revenue in 2003 compared to 2002 and generated the first fiscal year of profitability in our history. Throughout 2003, Avenue A revised its contractual agreements with clients and online publishers so that effective January 1, 2004, Avenue A’s clients will be directly liable for the cost of media purchases pursuant to those contractual agreements. As a result, we will begin recording revenue generated under such contractual agreements on a net basis, which excludes the cost of media purchased for our clients. Historical net revenue as if recorded on a net basis increased 56% in 2003 from 2002. See further discussion of our results for 2003 in the “Results of Operations” section beginning on page 29.

Digital Marketing Services

Our digital marketing services line of business experienced significant growth in 2003 resulting in revenues of $212.5 million, compared to $130.5 million in 2002. In November 2002, through the acquisition of i-FRONTIER, we acquired creative and Web site development capabilities and during 2003, we were able to cross-sell these capabilities to a number of Avenue A clients. In addition, as evidence of our continued emphasis on measurability, Avenue A introduced ChannelScope, which enables multi-channel marketers to quantify the offline sales impact of online advertising campaigns through anonymously associating online advertising to offline transactions.

In July 2003, Avenue A announced the loss of a client that has historically been one of our five largest revenue generating clients. Although the loss of the client was significant, our digital marketing services line of business saw significant increases in spending from existing clients and the addition of new clients. During the quarter ended December 31, 2003 we had 57 clients who generated revenue compared to 42 during the quarter ended December 31, 2002. With the addition of new clients, we experienced an increase in client support expenses necessary to support these new clients.

Digital Marketing Technologies

Our digital marketing technologies line of business increased revenues to $9.5 million in 2003 from $2.1 million in 2002 through the addition of a net 57 new clients located both domestically and internationally, including Canada, the United Kingdom and Australia, resulting in 121 clients as of December 31, 2003. Atlas DMT released three new versions of its Atlas Digital Marketing Suite which included product enhancements to help agencies improve the efficiency of their online advertising campaigns and innovations, such as rich media interaction reporting through a new metric called Brand Exposure Duration, which measures the length of time an individual is exposed to a given advertisement. In December 2003, we announced the acquisition of GO TOAST, a provider of search engine optimization tools. With the new client additions and advances in technology, we experienced increased client support and sales and marketing expenses. In addition, our technology advances required additional investments in product development, of which certain direct costs are capitalized in accordance with the guidance outlined in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition and Presentation

Gross versus Net Revenue Presentation

The majority of our revenue in 2003, 2002 and 2001 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. In addition, we earn fees based on hours spent managing our clients’ media purchases. Under net method contracts, our clients are primarily responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue, including revenue from our core services and our Customer Targeting program, is recognized over the period that the related advertising is delivered or services are provided.

During 2003, we revised contractual agreements with clients and online publishers so that effective January 1, 2004, Avenue A’s clients will be directly liable for the cost of media purchases pursuant to those contractual agreements. Accordingly, effective January 1, 2004, we generate substantially all revenue under net method contracts. We believe that these net method contracts are consistent with the type of contracts that most advertising agencies use and better facilitate financial comparisons with competitors in our industry. We also believe that this change in contracts standardizes contractual terms and revenue presentation among our interactive advertising agency operating units, reduces certain state and local taxes and mitigates certain other business obligations and risks.

The tables below provide a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients. We have presented net revenue to provide additional information that will facilitate comparisons with our industry competitors and allow for better comparability with our results beginning in 2004.

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Revenue, as reported	$221,966	$132,650	$89,611
Less cost of media purchases	$(157,858)	$(91,430)	$(59,360)

Net revenue	$64,108	$41,220	$30,251

	Three Months ended
	December 31	September 30	June 30	March 31
	(in thousands)
2003
Revenue, as reported	$63,892	$58,580	$51,961	$47,533
Less cost of media purchases	(45,391)	(43,067)	(36,755)	(32,645)

Net revenue	$18,501	$15,513	$15,206	$14,888

2002
Revenue, as reported	$44,351	$34,372	$30,394	$23,534
Less cost of media purchases	(30,230)	(23,551)	(21,363)	(16,286)

Net revenue	$14,121	$10,821	$9,031	$7,248

2001
Revenue, as reported	$24,434	$20,419	$20,586	$24,172
Less cost of media purchases	(15,587)	(13,060)	(14,048)	(16,666)

Net revenue	$8,847	$7,359	$6,538	$7,506

Revenue Recognition for our Services and Products

In general, the Company follows the guidance in Staff Accounting Bulletin 104 and considers the nature of products and services delivered to the customers relative to the fair values of the services involved and other factors in determining revenue recognition. More specifically, our media planning and buying services, E-mail, Selector and Global Marketing Dashboard are volume-based services, and revenue is generally recognized when impressions are delivered. We recognize revenue from Search Engine Marketing programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Revenue is generally recognized for Customer Insights, ChannelScope and BrandOptics services under a proportional performance method of accounting. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur. Historically, we have not generated losses on these types of contracts.

Our Atlas DMT operating unit provides digital marketing technology services to manage digital marketing programs and Web site effectiveness. These services are offered online through the Atlas Digital Marketing Suite as are our Atlas GRP and Reach Forecaster, GO TOAST services, Atlas Vital Signs, and Atlas NetConversions. Such services are recognized based on either volume or subscription. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

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

Accounting for Acquisitions

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), which addresses financial accounting and reporting for business combinations. In connection with our acquisition of i-FRONTIER in November 2002 and GO TOAST in December 2003 we allocated the cost of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition in accordance with SFAS No. 141. As a result, the excess of the purchase price over the fair value of the net assets acquired was allocated to the following (in thousands):

	i-FRONTIER	GO TOAST
Non-compete agreement	$172	$16
Customer relationships	1,785	3,237
Developed technology	240	2,059
Goodwill	2,292	8,654

	$4,489	$13,966

Significant judgment is required to estimate the fair value of intangible assets at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives, and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships, and developed technology includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs willing to be incurred to purchase the capabilities gained through the developed technology; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.

Accounting for Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue based on assumed market segment growth rates; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. In addition to being used in our goodwill impairment analysis, the same estimates are used in the planning for both our long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. During the fourth quarter of 2003, we completed our most recent review which did not result in the recording of an impairment charge. We may incur charges for the impairment of goodwill in the future if the business segment fails to achieve our assumed revenue growth rates or assumed operating margin results.

The i-FRONTIER purchase agreement includes future contingent payments in 2004 and 2006, which will be determined based upon the operating results of i-FRONTIER through December 31, 2005. Any contingent payments will be recorded as goodwill. The calculation of the contingent payments is based upon a combination of a multiple of earnings through December 31, 2005 and an amount equal to the value of net assets at the date of acquisition. The agreement includes the potential for an interim payment based upon i-FRONTIER earnings during the two years ending December 31, 2003, which is partially refundable based upon i-FRONTIER earnings during the four years ending December 31, 2005.

The GO TOAST purchase agreement includes future contingent payments in 2005 and 2006, which will be determined based upon the actual revenue results of GO TOAST through December 31, 2005. Any contingent payments will be recorded as goodwill.

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements or tax returns. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting our financial position or results of operations.

We have provided full valuation allowances on net deferred tax assets. Due to our history of operating losses, we have determined it is more likely than not they will not be fully realized. We achieved our first year of profitability in 2003. Continued profitability could lead to a reduction of the net deferred tax asset valuation allowance in future periods. If this occurs it would favorably impact net income.

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

Washington State tax authorities issued a ruling in 2002 that permits us to exclude amounts paid by us to purchase media for clients, which is ultimately billed to and paid for by clients, from the measure of Washington State business and occupation tax. We received reporting instructions from Washington State tax authorities that disallow this exclusion in periods beginning in February 2003 and thereafter. We are considering alternatives to mitigate the resulting adverse tax consequences, including evaluation of tax alternatives that might allow deduction of media purchases in connection with the measure of business and occupation tax and assertion of administrative remedies in accordance with Washington State tax regulations.

The Company has been selected by the City of Seattle for a routine business and occupation tax audit. The period under audit is January 1, 1999 through September 30, 2003. The audit has not been completed. In managements’ judgment, the Company has complied with the Seattle Municipal Tax Code. The tax audit could result in findings that materially change taxes payable, directly impacting our financial position or results of operations.

Results of Operations

The following table presents, in dollars and as a percentage of revenue, statements of operations data for the years ended December 31, 2003, 2002 and 2001. Our discussion of revenue and cost of revenue that follows provides a reconciliation of revenue and cost of revenue as reported and revenue and cost of revenue as if cost of media purchases were excluded (net revenue). We believe the net revenue analysis facilitates a better comparison of our digital marketing services against other companies in our industry, since many of these companies also exclude the cost of media from reported revenue. Furthermore, due to the prospective contractual changes discussed previously, we believe this measure will enhance comparability in future periods.

The results of any period are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2003		2002		2001
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$221,966	100.0%	$132,650	100.0%	$89,611	100.0%
Expenses:
Cost of revenue	160,960	72.5	94,194	71.0	63,419	70.8
Client support (excluding amortization of deferred stock compensation of $800, $1,599, and $5,723, respectively)	24,986	11.3	15,718	11.8	14,408	16.1
Product development (excluding amortization of deferred stock compensation of $130, $589, and $2,897, respectively)	4,198	1.9	6,183	4.7	12,129	13.5
Selling, general and administrative (excluding amortization of deferred stock compensation of $173, $530, and $2,279, respectively)	17,506	7.9	15,387	11.6	20,297	22.7
Depreciation and amortization of property and equipment	3,442	1.6	4,723	3.6	5,600	6.2
Amortization of intangible assets	276	0.1	50	0.0	2,002	2.2
Amortization of deferred stock compensation	1,103	0.5	2,718	2.0	10,899	12.2
Impairment of fixed assets	—	—	—	—	1,040	1.2
Corporate restructuring charges	—	—	497	0.4	3,666	4.1

Total expenses	212,471	95.7	139,470	105.1	133,460	148.9

Income (loss) from operations	9,495	4.3	(6,820)	(5.1)	(43,849)	(48.9)
Interest income, net	1,988	0.9	3,336	2.5	6,269	7.0
Other income, net	1,176	0.5	271	0.2	96	0.1
Impairment of cost-basis investment	—	—	50	0.0	2,500	2.8

Net income (loss) before provision for income taxes and cumulative effect on prior years of change in accounting principle	12,659	5.7	(3,263)	(2.5)	(39,984)	(44.6)

Provision for income taxes	875	0.4	—	—	—	—
Net income (loss) before cumulative effect on prior years of change in accounting principle	11,784	5.3	(3,263)	(2.5)	(39,984)	(44.6)

Cumulative effect on prior years of change in accounting principle	—	—	(1,330)	(1.0)	—	—

Net income (loss)	$11,784	5.3%	$(4,593)	(3.5)%	$(39,984)	(44.6)%

Revenue.    The following table provides a reconciliation of revenue as reported to net revenue, which excludes the cost of media purchased for our Avenue A clients (in thousands).

	2003	2002	2001
Revenue, as reported	$221,966	$132,650	$89,611
Less cost of media purchases	(157,858)	(91,430)	(59,360)

Net revenue	$64,108	$41,220	$30,251

Digital Marketing Services

Revenue from digital marketing services increased to $212.5 million for the year ended December 31, 2003 from $130.5 and $89.6 million for the years ended December 31, 2002 and 2001, respectively. Net revenue for digital marketing services, which excludes the cost of media purchases, increased to $54.6 million for the year ended December 31, 2003 from $39.1 and $30.2 million for the years ended December 31, 2002 and 2001, respectively. The increase in 2003 was primarily due to a significant increase in customer base through the acquisition of i-FRONTIER in November 2002 and new customer growth as companies who operate in more traditional industries began to understand the effectiveness of online media, resulting in growth of their online budgets compared to the increase in revenue in 2002, which was primarily due to increases in spending among our existing customers. During the three months ended December 31, 2003, 2002 and 2001, we had 57, 42, and 32 clients, respectively, who generated revenue. The increase in customer base along with the loss of a significant client in July 2003 resulted in a significant decrease in client concentration. Revenue from our top five revenue generating clients was 62% compared to 71% and 52% during the years ended December 31, 2002 and 2001, respectively. In addition, three clients, each accounting for over 10% of accounts receivable, accounted for 35% of accounts receivable as of December 31, 2003, compared to 54% and 33% as of December 31, 2002 and 2001, respectively. In 2004, we anticipate customer concentration to continue to decline as the customers we added in 2003 begin to make more significant revenue contributions and new customers are added in 2004.

Digital Marketing Technologies

Revenue from our digital marketing technologies increased to $9.5 million for the year ended December 31, 2003 from $2.1 million and $38,000 for the years ended December 31, 2002 and 2001, respectively. In 2002, Atlas DMT completed its first full year as a stand-alone operating unit and in 2003 Atlas DMT released three new versions of its Atlas Digital Marketing Suite that included several product enhancements and innovations. The increase in revenue is a result of an increased client base of both agencies and direct advertisers around the world as Atlas DMT continues to gain acceptance in the marketplace and increased revenue from existing customers as they increase their use of the Atlas DMT technology. As of December 31, 2003, we had 121 clients compared to 64 and 15 at December 31, 2002 and 2001, respectively.

2004 Outlook

In 2004, we expect to see revenue growth from new and existing customers in both our digital marketing services and digital marketing technologies lines of business. We anticipate increased pricing pressures on ad serving, primarily for high volume customers, which will impact the results of both our digital marketing services and digital marketing technologies lines of business. In addition, we anticipate our digital marketing services line of business will grow at a somewhat slower percentage rate year-on-year than our digital marketing technologies line of business, primarily in the first half of the year, because of the strong contributions of the Avenue A client lost in July 2003. Accordingly, we anticipate net revenues of $88.0 to $98.0 million in 2004, compared to $64.1 million in 2003.

Cost of revenue.     The following table provides a reconciliation of cost of revenue as reported to cost of revenue exclusive of the cost of media purchased for our Avenue A clients (in thousands).

	2003	2002	2001
Cost of revenue, as reported	$160,960	$94,194	$63,419
Less cost of media purchases	(157,858)	(91,430)	(59,360)

Cost of revenue, exclusive of media purchases	$3,102	$2,764	$4,059

Cost of revenue consists mainly of the costs of media that we purchase from publisher Web sites, and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery, surveys and search engine optimization. Cost of revenue increased to $161.0 million, or 72.5% of revenue, for the year ended December 31, 2003 from $94.2 million, or 71.0% of revenue, and $63.4 million, or 70.8% of revenue, for the years ended December 31, 2002 and 2001, respectively. The dollar and percentage increases in cost of revenue in 2003 and 2002 were primarily due to increases in the volume of advertising space we purchased for our clients.

During 2003, we revised contractual agreements with clients and online publishers so that effective January 1, 2004, Avenue A’s clients will be directly liable for the cost of media purchases pursuant to these contractual agreements. As such, in 2004, cost of revenue will exclude the cost of media purchased for our clients. The cost of revenue exclusive of media purchases was $3.1 million in 2003 compared to $2.8 and $4.1 million in 2002 and 2001, respectively. The cost of revenue exclusive of media purchases relates primarily to bandwidth costs and the costs associated with the use of services such as survey delivery, search engine optimization, and email. In general, we have been successful in renegotiating lower pricing with our bandwidth providers, resulting in a decrease in bandwidth costs at a per advertisement level in 2003 and 2002. The decrease in pricing has been partially offset by the increase in volume of advertisements served for our clients. The cost of services associated with such services as survey delivery, search engine optimization and email delivery, purchased for our clients is largely dependent on the timing of their use in a specific client campaign.

Client support.    Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees within our digital marketing services client teams as well as employees who support other functions such as our Customer Insight services. Client support expenses also include client service employees within digital marketing technologies. Client support expense increased to $25.0 million, or 11.3% of revenue, for the year ended December 31, 2003, compared to $15.7 million, or 11.8% of revenue, and $14.4 million, or 16.1% of revenue, for the years ended December 31, 2002 and 2001, respectively. In 2003, the dollar increase in client support expenses was partly a result of the acquisition of i-FRONTIER in November 2002 as all of the expenses associated with i-FRONTIER are included in client support expense. In addition, the dollar increases in client support expenses in 2003 and 2002 were due to increased headcount in account management needed to support increased spending by our digital marketing services clients and the new clients added in our digital marketing technologies line of business. Headcount for client support personnel was 269, 197, and 113 as of December 31, 2003, 2002, and 2001, respectively. In 2004, we anticipate increased client support expenses due to our acquisition of GO TOAST and NetConversions and we anticipate an increased need for additional client support personnel as our new clients begin to increase their advertising spending and our client base continues to grow.

Product development.    Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in enhancing our Atlas Digital Marketing Suite. Product development expenses decreased to $4.2 million, or 1.9% of revenue, for the year ended December 31, 2003 from $6.2 million, or 4.7% of revenue, and $12.1 million, or 13.5% of revenue, for the years ended December 31, 2002 and 2001, respectively. The dollar and percentage decreases in product development expenses were partly due to the increase in capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite. We capitalized $1.1 million, $210,000, and $0 of certain direct costs during the years ended

December 31, 2003, 2002, and 2001, respectively in accordance with the guidance provided in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or obtained for Internal Use.” In addition, the decreases were due to changes in headcount as a result of the cost reduction programs initiated in 2002 in which we terminated 16 Atlas DMT employees. Headcount for product development personnel was 48, 40 and 72 as of December 31, 2003, 2002, and 2001, respectively. Headcount for product development personnel just prior to the reduction in workforce in September 2002 was 52. As the reduction in workforce was completed in September 2002, the salaries and expenses associated with the terminated employees were included in product development expense for nine months of 2002. In connection with our reduction in workforce, we also reduced our professional services expenses associated with product development. In 2004, we will commit greater resources to developing new functionality such as rich media capabilities for our Atlas Digital Marketing Suite. In addition, we will integrate the search engine optimization technology that we acquire through the acquisition of GO TOAST in December 2003.

Selling, general and administrative.    Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, marketing, human resource and administrative personnel, professional fees, and other general corporate expenses including rent. These expenses also include the cost of our sales force for our digital marketing technologies line of business, including an agreement with an entity in the U.K. to provide sales of the Atlas Digital Marketing Suite in the U.K. Our digital marketing services line of business acquires clients through a consultative approach using our existing client service teams. In addition, these expenses include marketing costs such as trade shows and the costs of advertising our services in trade publications. Selling, general and administrative expenses were $17.5 million, or 7.9% of revenue, for the year ended December 31, 2003 compared to $15.4 million, or 11.6% of revenue, and $20.3 million, or 22.7% of revenue, for the years ended December 31, 2002 and 2001, respectively. In 2003, the dollar increase in selling, general, and administrative expenses was primarily due to increased headcount, additional professional services expenses associated with increased corporate governance requirements, and an increase in sales and marketing efforts in Europe associated with our digital marketing technologies line of business. The decreases in selling, general and administrative costs as a percentage of revenue was primarily due to our ability to support revenue growth from existing and new clients with only modest increases in general and administrative expenses. In general, we can support increased spending from digital marketing services and technologies clients with modest increases in general and administrative expenses and our selling expenses will increase as digital marketing technologies revenue increases. In 2002, the dollar and percentage decreases in selling, general and administrative expenses were primarily due to decreases in rent, human resources, and legal expenses due to the cost reduction programs initiated in 2001, which took full effect during 2002. Headcount for selling, general and administrative personnel was 59, 42, and 46 as of December 31, 2003, 2002, and 2001, respectively. Headcount for selling, general, and administrative personnel just prior to the first reduction in workforce in January 2001 was 67. In 2004, we anticipate an increase in selling expenses associated with the anticipated increase in revenue from our digital marketing technologies line of business and an increase in general and administrative expenses due to increased costs associated with new corporate governance requirements and to support the growth of our business.

Depreciation and amortization of property and equipment.    Depreciation and amortization of property and equipment consists primarily of depreciation expense on computer equipment, furniture and fixtures, and software costs and amortization expense of leasehold improvements. Depreciation and amortization of property and equipment decreased to $3.4 million, or 1.6% of revenue, for the year ended December 31, 2003, compared to $4.7 million, or 3.6% of revenue, and $5.6 million, or 6.2% of revenue, for the years ended December 31, 2002 and 2001, respectively. In 2003, the dollar and percentage decreases were primarily due to assets purchased in 2000 which began to fully depreciate offset by the purchase of replacement property and equipment. In 2002, the dollar and percentage decreases were primarily due to the sale and write-off of excess equipment and reduced spending for new equipment resulting from our reductions in workforce in 2001. Property and equipment purchases increased significantly during December 2003 due to the purchase of a new accounting software system and leasehold improvements associated with our new Atlas DMT facility in Seattle. These leasehold improvements will be fully reimbursed by our landlord. The depreciation and amortization expense related to these purchases did not begin until January 2004. As such, we anticipate an increase in depreciation and amortization expense in 2004.

Amortization of intangible assets.    Amortization of intangible assets was $276,000 and $50,000 during the years ended December 31, 2003 and 2002, respectively and related to the customer base and non-compete agreement assets recorded in connection with the purchase of i-FRONTIER in November 2002. Amortization of the intangible assets associated with the purchased technology is recorded as a cost of revenue and was $93,000 during the year ended December 31, 2003. Amortization of intangible assets associated with the purchase of GO TOAST in December 2003 was not material to our consolidated financial statements.

As of December 31, 2003, intangible assets related to the purchase of i-FRONTIER consisted of a non-compete agreement, customer relationships, and developed technology with values of $135,000, $1.5 million, and $153,000, respectively. These intangible assets will be amortized on a straight-line basis over useful lives of five, seven, and three years, respectively. Intangible assets related to the purchase of GO TOAST consisted of non-compete agreements, customer base, and developed technology with values of $15,600, $3.2 million, and $2.1 million, respectively. These intangible assets will be amortized on a straight-line basis over useful lives of two, five, and four years, respectively. The purchase price allocation and related determination of amortization of intangible assets for the acquisition of NetConversions will not be completed until late March 2004. Estimated future amortization expense for i-FRONTIER and GO TOAST for the next five years is as follows (in thousands):

2004	$1,588
2005	1,532
2006	1,451
2007	1,427
2008	255

$6,253

During the year ended December 31, 2001, the amortization of intangible assets was $2.0 million and related exclusively to the Avenue A/NYC LLC acquisition. On January 1, 2002, we adopted SFAS No. 142 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, we reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, we recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect on prior years of a change in accounting principle in the accompanying consolidated financial statements.

Amortization of deferred stock compensation.    Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation was amortized on an accelerated basis over the four-year vesting period of the applicable options. Amortization of deferred stock compensation was $1.1 million, $2.7 million, and $10.9 million, during the years ended December 31, 2003, 2002, and 2001, respectively. The dollar decreases were primarily related to the decrease in deferred stock compensation due to our use of the accelerated method of amortization for our employee stock compensation arrangements plus the reversal of balances of unamortized stock based compensation as a result of employee terminations. Deferred stock compensation was fully amortized in 2003 and therefore there will be no amortization of deferred stock compensation in 2004.

Impairment of fixed assets.    Impairment of fixed assets consists of a write down of fixed assets that are no longer in use by us recorded pursuant to Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121). Impairment charges related to fixed assets for the year ended December 31, 2001 was $1.0 million. There were no such charges for any subsequent fiscal years.

Corporate restructuring charges.    Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction programs initiated during January 2001, May 2001, and September 2002 when we terminated approximately 70, 75, and 16 employees, respectively. Corporate restructuring charges for the year ended December 31, 2002 were $497,000 and related entirely to employee severance and benefits for terminated employees. Corporate restructuring charges for the year ended December 31, 2001 were $3.7 million. These charges included $3.0 million relating to employee severance and benefits for terminated employees and $514,000 related to existing lease agreements for office space that is no longer in use and other liabilities for which there are contractual obligations. These charges also included $174,000 related to fixed asset impairments recorded pursuant to SFAS No. 121. There were no such charges for the year ended December 31, 2003.

Interest income, net.    Net interest income consists of earnings on our cash, cash equivalents, and short-term investments. Net interest income decreased to $2.0 million for the year ended December 31, 2003, compared to $3.3 and $6.3 million for the years ended December 31, 2002 and 2001, respectively. The decreases were primarily due to lower returns on our invested funds due to declining interest rates experienced in the economy. Given the current interest rate environment relative to that experienced in the prior year, we anticipate that our interest income in 2004 will decrease compared to 2003.

Other income, net.    Net other income consists of non-recurring miscellaneous income and expense transactions. During the year ended December 31, 2003, 2002, and 2001, we recorded net other income of $1.2 million, $271,000, and $96,000, respectively. During the years ended December 31, 2003 and 2002, net other income consisted primarily of the favorable settlement of certain liabilities that were estimated and recorded in prior years.

Provision for income taxes.    We achieved our first year of profitability in 2003. As a result we recorded a provision for income taxes of $875,000. Federal income tax expense was approximately $387,000 and is comprised of alternative minimum taxes of $311,000 and long-term deferred taxes of $54,000. State & local current income tax expense is approximately $510,000. Our effective tax rate for 2003 was 7%. In 2004, we anticipate our effective tax rate will remain at approximately 7%. As of December 31, 2003, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $42.8 million, and research and development tax credit carryforwards of approximately $207,000 which, if not utilized, will begin to expire in 2018. The Internal Revenue Code contains provisions that limit the use in any future period of net operating loss and research and development credit carryforwards upon the occurrence of specified events, including a significant change in ownership interests. As a result of the Series C preferred financing transaction in 1999, a portion of the net operating loss and research & development carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code. We had deferred tax assets, including our net operating loss carryforwards and tax credits, totaling approximately $21.1 million as of December 31, 2003. We have recorded a valuation allowance for the entire net deferred tax asset as a result of uncertainties regarding the realization of the asset balance. We achieved our first year of profitability in 2003. Continued profitability could lead to a reduction of the net deferred tax asset valuation allowance in future periods. If this occurs it could favorably impact net income.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. During the quarter ended December 31, 2002, we generated our first net income. In 2003 and 2002, we generated $0.5 and $1.4 million, respectively, in cash and cash equivalents through our operating, investing and financing activities.

As of December 31, 2003, we had cash and cash equivalents of $32.8 million and short-term investments of $90.5 million. As of December 31, 2003, we had no outstanding debt.

Net Cash from Operating Activities

Net cash provided by operating activities was $20.6 and $12.2 million in 2003 and 2002, respectively, and net cash used in operating activities was $14.0 million in 2001. Our net cash provided by or used in operating activities is primarily a result of our net income (loss) adjusted by the timing of cash collections from our clients and the subsequent cash payments for purchases of media on behalf of our clients.

Under our prior Avenue A contract structure in 2003, we were liable for media purchases for our clients and the payment of publisher invoices was not dependent on receipt of payment from our clients. As such, the cash generated from operating activities could be significantly influenced by the timing of payments received from clients and payment to publisher Web sites. Effective January 1, 2004, under our new contract structure, Avenue A’s clients are directly liable for media purchases and we are not legally required to pay publisher invoices without previous payment from our client for that media purchase. We believe this change may influence our cash flow from operating activities as the timing of payments for media purchases will now be influenced by the timing of payment received by our clients for such media purchases. In addition, as of December 31, 2003, 35% of our accounts receivable balance related to three customers. As such, the timing of payments received from these customers can also materially influence our cash flow from operations at any point in time.

Although our cash flow from operating activities is influenced primarily by the timing of media payments and our client concentration, the cash received from our clients for our services exceeds the funds necessary to maintain current operations.

Net Cash from Investing Activities

Our investing activities primarily relate to the purchase and sale of short term investments, capital expenditures, and acquisition related activities.

In accordance with our investment policy, we purchase primarily investment-grade marketable securities with maturities of less than two years. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. In 2003 and 2002, we had a net purchase of marketable securities of $3.1 and $2.8 million, respectively. In 2001, we had a net sale of marketable securities of $8.6 million.

Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, computer hardware and software for the development of our proprietary technology, and leasehold improvements for our facilities. In 2003, capital expenditures were $6.1 million and related to replacement software and computer equipment for our existing employees and new software and computer equipment to equip our new employees. In addition, capital expenditures related to computer hardware and software for the development of our proprietary technologies, including our ad serving capabilities, and leasehold improvements for our new Atlas DMT facility in Seattle. These leasehold improvements are being fully reimbursed by the landlord. In 2002 and 2001, capital expenditures were $2.2 million and $1.2 million, respectively, and related primarily to computer hardware and software costs for the development of our proprietary technology. In 2004, we expect that capital expenditures will exceed spending in

2003 as we make investments to support our growth. These investments will include a new corporate financial system and additional technology to help support continued ad serving and processing capacity and support future software development and integration.

In November 2002, we purchased i-FRONTIER for a net purchase price of $4.9 million, which excludes the net cash acquired of $2.0 million. In 2003, we purchased GO TOAST for $12.6 million in cash, which excludes net cash acquired of $47,000, and $1.3 million in common stock (138,669 shares at $9.43 per share). In 2004, we purchased NetConversions for $4.5 million. I-FRONTIER, GO TOAST, and NetConversions are all eligible for future contingency payments. See discussion of contingency payments in Commitments section below.

Net Cash from Financing Activities

Our financing activities primarily relate to the payments made on notes payable, the proceeds from issuance of common stock through our stock option plans, and the cash paid for repurchase of common stock.

In 2003, we paid the remaining balance on our notes payable and as of December 31, 2003, we had no outstanding debt. Proceeds from the issuance of common stock and exercises of common stock options was $3.1 million, $923,000, and $688,000 in 2003, 2002, and 2001 respectively. The increases were primarily attributable to increases in our stock price, which led to more stock option exercises.

In April 2002, we announced that our Board of Directors had authorized a stock repurchase program under which up to $15 million of our common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow us the flexibility to repurchase our common stock to potentially reduce stock dilution and seek to improve our long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, we repurchased 714,500 shares of common stock for approximately $1.8 million. During the year ended December 31, 2003, we did not purchase any common stock under this program. Although the stock repurchase program remains in place, we do not currently intend to make a material amount of repurchases, if any, under the present circumstances. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause us to make one or more repurchases, we would not necessarily make a public announcement about it at that time.

Commitments

As of December 31, 2003, we had material commitments related to operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008 and thereafter
Commitments:
Operating leases	$2,057	$1,427	$1,173	$1,017	$1,338
Ad content delivery services	203	158	—	—	—

Total commitments	$2,260	$1,585	$1,173	$1,017	$1,338

We are currently negotiating the terms of the lease for our principal facility in Seattle, which houses our corporate administrative and executive employees and Avenue A employees. This facility occupies approximately 44,000 square feet and the lease expires in September 2004, with an option to renew for an additional five year term. We anticipate that we will either renew this lease or enter into a new lease arrangement for a new facility during 2004 at rental expense rates that are comparable or possibly less than our existing facility lease.

We are also negotiating the terms of our ad serving bandwidth and system facility leases, which expired in February 2004. We are currently using these facilities and being charged bandwidth at a rate consistent with our prior agreement. In 2004, we anticipate spending approximately $1.0 - 2.0 million related to bandwidth and facility costs.

In March 2003, we entered into an agreement with an entity that provides sales and service support to Atlas DMT in the United Kingdom. Under the agreement, we pay the entity commissions based on a specified percentage of qualifying revenues. If the contract is terminated by Atlas DMT, we will pay the lesser of a specified percentage of qualifying revenues or $1,000,000.

The i-FRONTIER purchase agreement includes potential contingent payments in 2004 and 2006, which are determined by the operating results of i-FRONTIER for the four years ending December 31, 2005. We estimate that future payments will range from $11.8 million to $18.6 million. This estimate will be adjusted based on actual revenue and earnings over the four years ending December 31, 2005. Estimating the future earnings of i-FRONTIER requires judgment. We cannot assure you that actual future payments will not be materially different than our current estimates.

The GO TOAST purchase agreement includes potential contingent payments in 2005 and 2006, which are determined by the revenue results of GO TOAST for the two years ending December 31, 2005. We estimate that future payments will range from $1.7 million to $3.5 million with a maximum potential payment of $4.0 million. This estimate will be adjusted based on actual revenue over the two years ending December 31, 2005. Estimating the future revenue results of GO TOAST requires judgment. We cannot assure you that actual future payments will not be materially different than our current estimates.

The NetConversions purchase agreement includes potential contingent payments, which are determined by the operating results of NetConversions for the 24 months ending January 31, 2006. An interim contingency payment will be paid within 60 days after the end of the month in which a specified operating income milestone is met. The final contingency payment will be made in 2006. We estimate that future payments will range from $300,000 to $1.0 million with a maximum total potential payment of $2.5 million. This estimate will be adjusted based on actual earnings over the two years ending January 31, 2006. Our estimates require judgment, based on estimating the future earnings of NetConversions. We cannot assure you that actual future payments will not be materially different than our current estimates.

Since our inception, we have significantly increased our operating expenses. Due to the estimated increase in revenue in 2004, we currently anticipate that we will continue to experience some growth in our operating expenses and such expenses will be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

The FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities (VIE),” in January 2003 and amended it in December 2003. FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003 and we have elected to apply the remaining provisions of FIN 46 for the period ending December 31, 2003. We have completed a review of our investments in both non-marketable and marketable securities as well as other arrangements to determine whether we are the primary beneficiary of any VIEs. The review did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and supplementary data are included beginning on page F-1 of this Report.

AQUANTIVE, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

aQuantive, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of aQuantive, Inc. (formerly Avenue A, Inc.) and subsidiaries as listed in the accompanying index. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and financial statement schedule of aQuantive, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 5 to the consolidated financial statements, in their report dated January 24, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of aQuantive, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 consolidated financial statements of aQuantive, Inc. as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 5, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of aQuantive, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/    KPMG LLP

Seattle, Washington

January 28, 2004

(except for the matters discussed in Note 17,

as to which the date is February 9, 2004)

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

/s/  ARTHUR ANDERSEN LLP

Seattle, Washington

January 24, 2002

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated January 24, 2002 rendered by Arthur Andersen on our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 nor has Arthur Andersen provided a consent to the inclusion of its audit report in this Annual Report on Form 10-K. We are including this copy of the Arthur Andersen audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933. For further discussion, see Exhibit 23.2 to this Annual Report on Form 10-K, of which this report forms a part.

AQUANTIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$32,797	$32,248
Short-term investments	90,458	89,143
Accounts receivable, net of allowances of $2,033 and $1,785 in 2003 and 2002, respectively	48,480	25,173
Other receivables	1,674	1,316
Prepaid expenses and other current assets	1,141	398

Total current assets	174,550	148,278
Property and equipment, net	6,802	4,166
Goodwill	10,946	2,292
Other intangible assets, net	7,106	2,147
Other assets	1,355	843

Total assets	$200,759	$157,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,097	$30,091
Accrued liabilities	8,232	6,918
Pre-billed media	4,545	3,757
Notes payable, current portion	—	1,569
Deferred rent, current portion	285	—
Deferred revenue	5,773	2,554

Total current liabilities	68,932	44,889
Deferred rent, less current portion	1,234	—
Deferred taxes	54	—

Total liabilities	70,220	44,889

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Convertible preferred stock, $0.01 par value; 37,500 shares authorized; 0 shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 60,167 and 58,380 shares issued and outstanding at December 31, 2003 and 2002, respectively	602	584
Paid-in capital	220,637	215,858
Deferred stock compensation	—	(1,116)
Subscriptions receivable	—	(280)
Accumulated deficit	(90,982)	(102,766)
Accumulated other comprehensive income	282	557

Total shareholders’ equity	130,539	112,837

Total liabilities and shareholders’ equity	$200,759	$157,726

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue	$221,966	$132,650	$89,611
Expenses:
Cost of revenue	160,960	94,194	63,419
Client support (excluding amortization of deferred stock compensation of $800, $1,599, and $5,723, respectively)	24,986	15,718	14,408
Product development (excluding amortization of deferred stock compensation of $130, $589, and $2,897, respectively)	4,198	6,183	12,129
Selling, general and administrative (excluding amortization of deferred stock compensation of $173, $530, and $2,279, respectively)	17,506	15,387	20,297
Depreciation and amortization of property and equipment	3,442	4,723	5,600
Amortization of intangible assets	276	50	2,002
Amortization of deferred stock compensation	1,103	2,718	10,899
Impairment of fixed assets	—	—	1,040
Corporate restructuring charges	—	497	3,666

Total expenses	212,471	139,470	133,460

Income (loss) from operations	9,495	(6,820)	(43,849)
Interest income, net	1,988	3,336	6,269
Other income, net	1,176	271	96
Impairment of cost-basis investment	—	50	2,500

Net income (loss) before provision for income taxes and cumulative effect on prior years of change in accounting principle	$12,659	$(3,263)	$(39,984)
Provision for income taxes	875	—	—

Net income (loss) before cumulative effect on prior years of change in accounting principle	$11,784	$(3,263)	$(39,984)
Cumulative effect on prior years of change in accounting principle	—	(1,330)	—

Net income (loss)	$11,784	$(4,593)	$(39,984)

Basic net income per share before cumulative effect on prior years of change in accounting principle	$0.20	$(0.06)	$(0.70)

Cumulative effect on prior years of change in accounting principle	—	$(0.02)	—

Basic net income (loss) per share	$0.20	$(0.08)	$(0.70)

Diluted net income (loss) per share	$0.17	$(0.08)	$(0.70)

Shares used in computing basic net income (loss) per share	59,304	58,270	57,229

Shares used in computing diluted net income (loss) per share	68,354	58,270	57,229

Comprehensive income (loss):
Net income (loss)	$11,784	$(4,593)	$(39,984)
Items of other comprehensive income (loss)	(275)	(79)	421

Comprehensive income (loss)	$11,509	$(4,672)	$(39,563)

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common stock		Paid-in capital	Deferred stock compensation	Subscriptions receivable	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Shares	Amount
BALANCES, December 31, 2000	58,139	581	222,901	(21,566)	(941)	(58,189)	215	143,001
Repurchase of restricted stock	(328)	(3)	(219)	—	—	—	—	(222)
Reduction of deferred stock compensation—employee terminations	—	—	(6,210)	6,210	—	—	—	—
Reversal of amortization of deferred compensation	—	—	(394)	—	—	—	—	(394)
Amortization of deferred stock compensation	—	—	—	11,293	—	—	—	11,293
Compensation expense due to vesting accelerations	—	—	123	—	—	—	—	123
Repayment of subscriptions receivable	—	—	—	—	76	—	—	76
Conversion of subscriptions receivable	—	—	—	—	317	—	—	317
Exercise of common stock options	351	4	227	—	—	—	—	231
Issuance of common stock—Employee Stock Purchase Plan	251	2	456	—	—	—	—	458
Unrealized gain on available for sale investments	—	—	—	—	—	—	435	435
Cumulative foreign currency translation	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(39,984)	—	(39,984)

BALANCES, December 31, 2001	58,413	$584	$216,884	$(4,063)	$(548)	$(98,173)	$636	$115,320

Repurchase of restricted stock	(59)	(1)	(61)	—	—	—	—	(62)
Reduction of deferred stock compensation—employee terminations	—	—	(229)	229	—	—	—	—
Amortization of deferred stock compensation	—	—	—	2,718	—	—	—	2,718
Compensation expense due to vesting accelerations	—	—	54	—	—	—	—	54
Compensation expense due to options issued to non-employees	—	—	80	—	—	—	—	80
Conversion of subscriptions receivable	—	—	—	—	268	—	—	268
Exercise of common stock options	564	6	693	—	—	—	—	699
Issuance of common stock—Employee Stock Purchase Plan	176	2	222	—	—	—	—	224
Repurchase of common stock	(714)	(7)	(1,785)	—	—	—	—	(1,792)
Unrealized loss on available for sale investments	—	—	—	—	—	—	(79)	(79)
Net loss	—	—	—	—	—	(4,593)	—	(4,593)

BALANCES, December 31, 2002	58,380	$584	$215,858	$(1,116)	$(280)	$(102,766)	$557	$112,837

Reduction of deferred stock compensation—employee terminations	—	—	(13)	13	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,103	—	—	—	1,103
Compensation expense due to vesting accelerations	—	—	3	—	—	—	—	3
Compensation expense due to options issued to non employees	—	—	352	—	—	—	—	352
Conversion of subscriptions receivable	—	—	—	—	280	—	—	280
Exercise of common stock options	1,412	14	2,577	—	—	—	—	2,591
Issuance of common stock—Employee Stock Purchase Plan	237	2	554	—	—	—	—	556
Issuance of common stock—Acquisition of GO TOAST	138	2	1,306	—	—	—	—	1,308
Unrealized loss on available for sale investments	—	—	—	—	—	—	(275)	(275)
Net income	—	—	—	—	—	11,784	—	11,784

BALANCES, December 31, 2003	60,167	$602	$220,637	$—	$—	$(90,982)	$282	$130,539

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$11,784	$(4,593)	$(39,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	3,795	4,773	7,602
Amortization of deferred stock compensation	1,103	2,718	10,899
Non-cash compensation expense	635	402	441
Cumulative effect on prior years of change in accounting principle	—	1,330	—
Impairment of cost-basis investments and long-lived assets	—	50	4,823
Amortization of premiums on short-term investments	1,508	524	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(22,977)	(5,554)	23,216
Other receivables, prepaid expenses and other current assets	(1,044)	72	929
Other assets	(512)	484	1,846
Accounts payable	19,968	13,632	(25,680)
Accrued liabilities and pre-billed media	1,792	(3,711)	2,464
Deferred revenue	3,019	2,066	(596)
Deferred rent	1,519	—	—
Deferred taxes	54	—	—

Net cash provided by (used in) operating activities	20,644	12,193	(14,040)

Cash flows from investing activities:
Purchases of property and equipment	(6,075)	(2,168)	(1,208)
Purchases of marketable securities	(222,081)	(100,148)	(86,056)
Proceeds from sale of marketable securities	218,983	97,332	94,670
Purchase of i-FRONTIER, net of cash acquired of $1,957	—	(2,868)	—
Purchase of GO TOAST, net of cash acquired of $47	(12,498)	—	—

Net cash (used in) provided by investing activities	(21,671)	(7,852)	7,406

Cash flows from financing activities:
Payments on notes payable	(1,569)	(1,986)	(2,001)
Proceeds from issuance of common stock and exercises of common stock options, net	3,145	923	688
Cash paid for repurchase of common stock and restricted stock	—	(1,854)	(222)
Proceeds from subscriptions receivable	—	—	76

Net cash (used in) provided by financing activities	1,576	(2,917)	(1,459)

Effect of exchange rate changes on cash	—	3	26
Net increase (decrease) in cash and cash equivalents	549	1,427	(8,067)

Cash and cash equivalents, beginning of year	32,248	30,821	38,888

Cash and cash equivalents, end of year	$32,797	$32,248	$30,821

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Subscriptions receivable	$(280)	$(268)	$(393)

Cash paid for interest	$33	$129	$353

Income taxes paid	$475	$—	$—

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.    Organization and Operations of the Company

aQuantive, Inc. (the Company), formerly Avenue A, Inc., and its operating units, including Avenue A, i-FRONTIER, and Atlas DMT, provide digital marketing services and technologies to businesses. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle, Washington and the Company has operations in New York, New York; Chicago, Illinois; Denver, Colorado; and Philadelphia, Pennsylvania. i-FRONTIER was acquired in November 2002 and GO TOAST was acquired in December 2003.

Effective January 1, 2001, the Company established two lines of business: digital marketing services and digital marketing technologies. Digital marketing services, including interactive advertising agencies Avenue A and i-FRONTIER, provide service offerings to clients that include web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine marketing, and creative and Web site development. Digital marketing technologies, including our Atlas DMT operating unit, provides a digital marketing management system to manage digital marketing programs and Web site effectiveness.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances for receivables, deferred income tax assets, state and city taxes, contingencies and obligations related to employee benefits. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include demand deposits, money market accounts and all highly liquid debt instruments with maturity at purchase of three months or less.

Investments

The Company’s short-term investments consist primarily of investment-grade marketable securities with maturities of less than two years. All of the Company’s short-term investments have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses, when material, reported net-of-tax as a

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

separate component of shareholders’ equity. Fair value is determined based upon the quoted market prices of the securities. Realized gains and losses on the sale of available-for-sale securities or due to declines in value judged to be other than temporary are recorded in interest income, net. During the years ended December 31, 2003, 2002, and 2001, the gross realized gains and losses were not significant. The cost of securities sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest income, net along with interest. The Company’s short-term investments consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003	$90,221	$341	$(104)	$90,458
December 31, 2002	$88,564	$601	$(22)	$89,143

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2003, were as follows:

	Less than 12 months		12 months or longer		Total
Brokers / Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$28,422	$70	$2,550	$8	$30,972	$78
Corporate debt securities	14,494	26	—	—	14,494	26

Total	$42,916	$96	$2,550	$8	$45,466	$104

Mortgage-backed securities: The unrealized losses on investments in mortgage-back securities were caused by interest rate increases. The contractual cash flows of these securities were guaranteed by Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Corporate debt securities: The investments in corporate debt securities with unrealized losses include commercial paper and company bonds. The unrealized losses on corporate debt securities were caused by interest rate increases. The credit rating for these securities have not decreased during the period the bonds have been outstanding. Because the decline in fair value is attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued liabilities, pre-billed media and notes payable. Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category include accounts receivable, other receivables, accounts payable, accrued liabilities, pre-billed media and notes payable.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company performs initial and ongoing evaluations of its customers’ financial position, and generally extends credit on open account, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses, which are based on factors such as historical write-off percentages, the current aging of accounts receivable, and customer specific and industry credit risk factors. The Company does not have any off-balance sheet credit exposures related to its customers.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment, furniture and fixtures, and software costs are amortized over three, five and three years, respectively. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the improvements using the straight-line method. Repair and maintenance costs are expensed as incurred.

Long-lived assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not effect the Company’s consolidated financial statements.

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

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

Goodwill and Other Intangible Assets

Intangible assets include identifiable intangible assets purchased by the Company, primarily in connection with the Avenue A/NYC LLC acquisition in September 1999, i-FRONTIER acquisition in November 2002, and GO TOAST acquisition in December 2003. Intangible assets with finite lives are presented net of related accumulated amortization and are being amortized on a straight-line basis over three to seven years.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Avenue A/NYC LLC during September 1999. Upon adoption of SFAS No. 142, the Company reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, the Company recorded an impairment charge of $1.3 million that has been recognized as a cumulative effect of a change in accounting principle in the accompanying consolidated financial statements. This impairment charge impacted the Digital Marketing Services’ segment. The Company performs an impairment test on all intangible assets, in accordance with the guidance provided by SFAS No. 142, at least annually, unless events and circumstances indicate that such assets might be impaired. The Company performed an impairment analysis on their goodwill during the quarter ended December 31, 2003 and determined that goodwill was not impaired. The Company will perform its next yearly impairment assessment of goodwill during the fourth quarter of 2004.

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

Subscriptions Receivable

In conjunction with the exercise of certain stock options by several executives of the Company, the Company received full recourse promissory notes in the amount of approximately $965 at December 31, 1999. During the years ended December 31, 2003 and 2002, $0 was repaid under the promissory notes. In 2001, the Notes were amended to provide that one third of the original principal balance and interest outstanding would be forgiven on January 1, 2002, 2003, and 2004 if the officers continue to be employed by aQuantive on such dates. Accordingly, the Company is amortizing the principal balance over the three years. The Company recorded compensation expense of $280, $268, and $317 for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, $0 and $280, respectively, were outstanding under the Notes.

Revenue Recognition

The Company’s digital marketing services, including Avenue A and i-FRONTIER, generate revenue by providing technology-based Internet advertising services to businesses. The Company’s core services include media planning and buying, ad serving, campaign analysis, optimization, and creative and Web site development. The Company also generates revenue through the Customer Insights Group which develops and maintains an evolving suite of proprietary analytical tools, fed by agency data, that lend insight into how clients and prospective clients are likely to behave in the future; E-mail which delivers targeted emails to specific customer segments; Global Marketing Dashboard which is a custom reporting tool that aggregates data from a number of sources and presents it to clients in a way that allows them to make informed decisions regarding online

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

advertising and marketing; Portal Relationship Management which manages exclusive or complex partnerships between clients and major Web portals; ChannelScope which provides clients with a means of directly measuring the offline sales impact of their online advertising campaigns; Selector which is a tool that allows clients to focus impressions solely on those customers that fit a predetermined customer segment; BrandOptics which allows marketers to associate behavioral marketing metrics with attitudinal measures; Customer Targeting which delivers tailored advertisements to the browsers of users who have previously visited clients’ Web sites; and Search Engine Marketing programs which enable the Company’s clients to improve their rankings on Internet search engines.

The Company follows Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” as updated by SAB 104, “Revenue Recognition” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In addition, SAB 104 integrates the guidance in Emerging Issues Task Force Issue (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” In addition, the Company follows the final consensus reached by the EITF in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

In accordance with EITF 99-19, prior to January 1, 2004 the majority of Avenue A revenue is recognized under the gross method, which consists of the gross value of the Company’s billings to the Company’s clients and includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites and sells the purchased space to the Company’s clients and is ultimately responsible for payment to Web sites for the cost of space the Company purchases. Prior to January 1, 2004, the Company also recognizes revenue for certain contracts under the net method. Beginning January 1, 2004, the Company will generate most of their revenue under the net method. To generate revenue under net method contracts, the Company buys advertising space from publisher Web sites on behalf of its clients and earns fees based on the dollar amount of advertising space the Company purchases. In addition, we earn fees based on hours spent managing our clients’ media purchases. Under net method contracts, the Company’s client that is party to the contract is primarily responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered, which includes revenue from the Company’s core services, the Strategic Partnership program and Customer Targeting.

E-mail, Selector, and Global Marketing Dashboard are volume based, and revenue is generally recognized when impressions are delivered. The Company recognizes revenue from Search Engine Marketing programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Revenue is generally recognized for Customer Insight, ChannelScope, and BrandOptics services under a proportional performance method of accounting. It is the Company’s policy to recognize any loss on services as soon as management estimates indicate a loss will occur.

The Atlas DMT operating unit provides digital marketing technology services to manage digital marketing programs and Web site effectiveness. These services are offered online through the Atlas Digital Marketing Suite as are Atlas DMT’s other services such as GRP and Reach Forecaster, GO TOAST, Atlas Vital Signs, and Atlas NetConversions. Such services are recognized based on either volume or subscription. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

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

The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	December 31,
	2003	2002	2001
Customer A	32%	26%	10%
Customer B	10%	21%	17%
Customer C	*	12%	11%

All customers that represent sales of more than 10% of consolidated revenues are included in the digital marketing services segment, as defined by SFAS No. 131 “Disclosures about Segment of an Enterprise and Related Information.” The percentage of accounts receivable representing more than 10% of consolidated accounts receivable is as follows (if applicable):

	December 31,
	2003	2002
Customer A	11%	15%
Customer B	*	26%
Customer C	*	13%
Customer D	13%	*
Customer E	11%	*

* Less than 10%

Computation of Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. During the year ended December 31, 2003, using the “treasury stock method,” 2,535 common stock equivalent shares related to stock options are excluded in the calculation of diluted net income (loss) per share, as their effect is anti-dilutive. During years ended December 31, 2002 and 2001, common stock equivalent shares related to stock options were 12,827 and 13,755, respectively, and are excluded from the calculation of diluted net income (loss) per share, as their effect is anti-dilutive. Accordingly, basic and diluted loss per share during the years ended December 31, 2002 and 2001 are equivalent.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits not certain to be realized.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Cost of Revenue, Client Support, Product Development, and Sales, General and Administrative

Cost of revenue consists mainly of the costs of advertising space that the Company purchases from publisher’s Web sites and the variable costs of delivering the advertisements over the Internet. It also consists of costs paid to third parties for email delivery and search engine optimization.

Client support expenses consist primarily of salaries and related expenses for client support personnel. These include employees within the digital marketing services client teams as well as employees who support other functions such as Customer Insight services. Client support expenses also include client service employees within digital marketing technologies.

Product development expenses consist of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing our Atlas™ Digital Marketing Suite for marketing to external clients.

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, marketing, human resource and administrative personnel, professional fees, and other general corporate expenses including rent. These expenses also include the cost of the sales force for the digital marketing technologies line of business, including an agreement with an entity in the UK to provide sales support to Atlas DMT. The digital marketing services line of business acquires clients through a consultative approach using existing client service teams. In addition, these expenses include marketing costs such as trade shows and the costs of advertising the Company’s services in trade publications.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $325, $168, and $742 during the years ended December 31, 2003, 2002, and 2001, respectively.

Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25.” in accounting for its stock option plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or if options were issued to non-employees. The Company has recorded approximately $352, $80, and $0, as compensation expense for the issuance of non-qualified stock options for the years ended December 31, 2003, 2002, and 2001 respectively.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied:

	December 31,
	2003	2002	2001
Net income (loss), as reported	$11,784	$(4,593)	$(39,984)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,103	2,718	10,899
Deduct: total stock-based compensation determined under fair value based method for all awards	(8,429)	(10,031)	(19,922)
Pro Forma net income (loss), fair value method for all stock-based awards	$4,458	$(11,906)	$(49,007)
Basic net income (loss) per share:
As reported	$0.20	$(0.08)	$(0.70)
Pro Forma	$0.08	$(0.20)	$(0.86)
Diluted net income (loss) per share:
As reported	$0.17	$(0.08)	$(0.70)
Pro Forma	$0.07	$(0.20)	$(0.86)

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	December 31,
	2003	2002	2001
Weighted average risk-free interest rate	3.20	3.83	4.56
Expected lives (in years from vest date)	1–4.5	1–4.5	1–4
Expected volatility	1.13	1.08	1.25

Comprehensive Income (Loss)

The Company applies SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) consists of unrealized gains and losses on equity securities classified as available for sale by the Company that have been excluded from net loss and reflected instead in equity. Accumulated other comprehensive income (loss) was $282 and $557 at December 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

The FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities (VIE),” (FIN 46) in January 2003 and amended it in December 2003. FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003 and the Company has elected to apply the remaining provisions of FIN 46 for the period ending December 31, 2003. The Company has completed a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the Company is the primary beneficiary of any VIEs. The review did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions

Acquisition of i-FRONTIER

Effective November 25, 2002, the Company acquired 100% of the stock of i-FRONTIER, Inc., a Philadelphia-based, full service interactive advertising agency. Management believes that the purchase of i-FRONTIER further enhances the Company’s digital marketing services with the addition of a strong client portfolio, especially in the pharmaceutical industry, and creative and Web site development capabilities. In connection with the acquisition, the Company paid $5,000 in cash in exchange for all of the outstanding common stock of i-FRONTIER. The Company also incurred $191 in acquisition costs, for a total initial purchase price of $5,191. The purchase agreement also includes future contingent payments in 2004 and 2006, which will be determined based upon the earnings of the i-FRONTIER operating unit through December 31, 2005. In the event that i-FRONTIER achieves results consistent with management’s current forecasts, we estimate that future payments will range from $11,800 to $18,600. However, these payments will be adjusted based on actual earnings over the four years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

The acquisition was accounted for as a purchase and, accordingly, the results of operations of i-FRONTIER have been included in the consolidated financial statements commencing on the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of approximately $2,197 was allocated to a non-compete agreement, developed technology, and customer relationships which are being amortized on a straight-line basis over useful lives ranging from three to seven years, respectively. The $2,292 of goodwill was assigned to the digital marketing services segment, all of which is expected to be deductible for tax purposes. In connection with the acquisition, the fair value of the assets and liabilities assumed at the date of acquisition were as follows:

Cash, receivables and other current assets	$5,623
Property and equipment, and other noncurrent assets	448
Non-compete agreement	172
Customer relationships	1,785
Developed technology	240
Goodwill	2,292
Current liabilities	(5,369)

$5,191

The lives assigned to the non-compete agreement, customer relationship, and developed technology assets described above are five, seven, and three years, respectively. Amortization expense for the non-compete agreement and customer relationship assets was $276 and $50, in 2003 and 2002 respectively, and was recorded based on the straight-line method. Amortization expense related to the developed technology was $93 and $0 during the years ended December 31, 2003 and 2002, respectively, and was recorded as a cost of revenue on the straight-line basis. Goodwill is not subject to amortization, but is subject to periodic evaluation for impairment.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Acquisition of GO TOAST

Effective December 12, 2003, the Company acquired 100% of the outstanding membership interests of Denver-based GO TOAST, LLC, a provider of paid search and optimization technology. Management believes that the purchase of GO TOAST further enhances the Company’s digital marketing technology services with the addition of a technology solution for paid search management optimization and a strong client portfolio. In connection with the acquisition, the Company paid $12,600 in cash and $1,308 in common stock (138,669 shares at $9.43 per share) for all of the outstanding membership interests of GO TOAST, LLC and eonMedia, LLC. The Company also incurred $145 in acquisition costs, for a total initial purchase price of $14,053. The purchase agreement also includes future contingent payments in 2005 and 2006, which will be determined based upon the revenue of GO TOAST through December 31, 2005. In the event that GO TOAST achieves results consistent with management’s current forecasts, the Company estimate that future payments will range from $1,700 to $3,500 with a maximum potential payment of $4,000. However, these payments will be adjusted based on actual revenue over the two years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

The acquisition was accounted for as a purchase. The results of operations of GO TOAST after the purchase date were not material for the 18 days to the consolidated financial statements for the year ended December 31, 2003. The excess of the purchase price over the fair value of the net assets acquired of approximately $5,312 was allocated to non-compete agreements, developed technology, and customer relationships which are being amortized on a straight-line basis over useful lives two, four, and five years, respectively. Amortization expense was not material to the consolidated financial statements for the year ended December 31, 2003. The $8,654 of goodwill was assigned to the digital marketing technology segment. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the assets and liabilities assumed at the date of acquisition were as follows:

Cash, receivables, and other current assets	$434
Property and equipment, and other noncurrent assets	3
Non-compete agreement	16
Customer relationships	3,237
Developed technology	2,059
Goodwill	8,654
Current liabilities	(350)

$14,053

The lives assigned to the non-compete agreement, developed technology, and customer relationship assets described above are two, four, and five years, respectively. Amortization expense recorded on the straight-line method for these intangibles was not significant in 2003. Goodwill is not subject to amortization, but is subject to periodic evaluation for impairment.

Estimated future amortization expense for i-FRONTIER and GO TOAST for the next five years is as follows:

2004	$1,588
2005	1,532
2006	1,451
2007	1,427
2008	255

$6,253

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The unaudited pro forma combined historical results of operations, as if i-FRONTIER and GO TOAST had been acquired on January 1, 2001 and 2002, respectively are as follows:

	December 31,
	2003	2002	2001
Total revenues	$225,253	$140,747	$95,246
Income (loss) before cumulative effect of change in accounting principle	12,760	(3,031)	(39,192)
Net income (loss)	12,760	(4,361)	(39,192)
Basic net income (loss) per share	$0.22	$(0.07)	$(0.68)
Diluted net income (loss) per share	$0.19	$(0.07)	$(0.68)

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

4.    Property and Equipment

As of December 31, 2003 and 2002, property and equipment consisted of the following:

	December 31,
	2003	2002
Computer equipment	$15,141	$13,422
Furniture and fixtures	623	624
Software costs	3,978	2,289
Leasehold improvements	2,916	1,378

	22,658	17,713
Less: Accumulated depreciation and amortization	(15,856)	(13,547)

	$6,802	$4,166

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

For 2001, reported net loss of $39,984 would have decreased by $2,002 to $37,982, adjusted for the exclusion of intangible asset amortization. Reported basic and diluted net loss per share of $0.70 in 2001 would have decreased by $0.04 per share to $0.66 per share.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

As of December 31, 2003 and 2002, other intangible assets consisted of the following:

	December 31,
	2003	2002
Customer relationships	$5,022	$1,785
Developed technology	2,299	240
Non-compete agreement	188	172

	7,509	2,197
Less: Accumulated amortization	(403)	(50)

	$7,106	$2,147

6.    Income Taxes

The provision for income taxes was $875 for 2003. Federal income tax expense was approximately $365 and is comprised of alternative minimum tax of $311 and long-term deferred tax of $54. State and local current income tax expense is approximately $510 for the period. The Company did not provide any tax provision or benefit for 2002 and 2001 because it experienced operating losses from inception through 2002.

The difference between the statutory federal tax rate of 35% and the Company’s effective tax rate of 7% is primarily due to utilization of net operating loss carryforwards to reduce current federal income tax expense and provision of current state and local income tax expense.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $42,785 related to U.S federal and state jurisdictions. The valuation allowance decreased by approximately $4,485 for the year ended 2003. It increased approximately $666 and $8,970 for the years ended December 31, 2002 and 2001. Utilization of net operating loss carryforwards and research & development credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Series C preferred financing transaction in 1999, a portion of the net operating loss and research & development carryforwards may be subject to limitations under Section 382. Net operating loss carryforwards begin to expire at various times commencing in 2018. Research and development credit carryforwards expire commencing in 2018.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows:

	Year Ended December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$14,975	$20,439
Capital loss carryforwards	893	893
Research & development credits	207	207
Alternative minimum tax credits	311	—
Allowance for doubtful accounts	470	625
Property and equipment and other	4,262	3,439

Total deferred tax assets	21,118	25,603
Deferred tax liabilities:
Amortization of goodwill	(54)	—

Total deferred liabilities	(54)	—
Net deferred tax assets	21,064	25,603

Valuation allowance for deferred tax assets	(21,118)	(25,603)

Net deferred taxes	$(54)	$—

The company has provided full valuation allowances on net deferred tax assets. Due to our history of operating losses, we have determined it is more likely than not they will not be fully realized. We achieved our first year of profitability in 2003. Continued profitability could lead to a reduction of the net deferred tax asset valuation allowance in future periods. If this occurs it could favorably impact net income.

7.    Shareholders’ Equity

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

During the years ended December 31, 2003, 2002, and 2001 the Company did not record any additional deferred stock compensation and amortized $1,103, $2,718 and $10,899, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Reserved for Future Issuance

The following shares of common stock have been reserved for future issuance as of December 31, 2003:

Employee stock options outstanding under the Plans	13,870
Employee stock options available for grant under the Plans	745
Employee stock purchase plan	461

15,076

8.    Stock Option and Employee Stock Purchase Plans

Stock Option Plans

The Company’s stock option plans consist of the 1998 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 2000 Stock Incentive Compensation Plan (the Plans). Shares reserved under the Plans consist of 384 shares in the 2000 Stock Incentive Compensation Plan, 7,275 shares in the 1999 Stock Incentive Compensation Plan, and 15,525 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. The Company’s Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. In December 2002, the Company amended the 1999 and 2000 Plans, reducing the authorized shares by 1,952 and 878, respectively. In addition, the Company determined that the 2000 Stock Incentive Plan will terminate when all Awards outstanding under the 2000 Stock Incentive Compensation Plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new options will be granted under the 2000 Stock Incentive Compensation Plan.

Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the options and the right of exercise may not exceed 10 years from the date of grant. The stock options typically vest 20% in the first year and ratably over the following 12 quarters. The 1998 and 2000 Plans permit the exercise of unvested options. Unvested common stock purchased under the 1998 and 2000 Plans may be subject to repurchase by the Company at the option exercise price in the event of termination of employment. At December 31, 2003, 2002 and 2001, 0, 79 and 407 of the shares acquired under the Plans were subject to the Company’s repurchase rights, respectively.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Option activity under the Plans was as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Balances, December 31, 2000	4,401	10,879	$5.59
Authorized	3,976	—
Granted	(9,769)	9,769	$1.27	$1.11
Exercised	—	(597)	0.46
Cancelled	6,296	(6,296)	4.87
Repurchased	343	—	0.65

Balances, December 31, 2001	5,247	13,755	$3.21

Reduction in authorized shares	(2,830)	—
Granted	(1,219)	1,219	$2.64	$2.36
Exercised	—	(526)	1.24
Cancelled	1,563	(1,621)	4.05
Repurchased	48	—	1.13

Balances, December 31, 2002	2,809	12,827	$3.14

Granted	(2,533)	2,533	$5.12	$4.42
Exercised	—	(992)	$1.34
Cancelled	469	(498)	$4.04

Balances, December 31, 2003	745	13,870	$3.59

In addition to the options noted above, during the years ended December 31, 2003 and 2002, 420 and 30 options were exercised outside of the Plan. These options were issued to employees of Avenue A/NYC LLC as part of the acquisition during 1999. As of December 31, 2003 all options related to this acquisition had been exercised.

See “Note 2: Stock-Based Compensation” for a discussion of the assumptions used in the option pricing model and the fair value of employee stock options. The following information is provided for options outstanding and exercisable at December 31, 2003:

	Outstanding
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Exercisable Number of Options
$0.07 to 1.09	375	5.58	306
1.11 to 1.14	1,780	7.41	1,630
1.25 to 1.25	1,593	7.15	1,002
1.27 to 1.27	1,485	5.70	1,485
1.28 to 1.49	2,185	7.91	959
1.67 to 3.00	2,917	8.01	1,042
3.08 to 8.00	2,212	6.78	1,692
8.59 to 34.50	1,323	8.17	568

	13,870	7.32	8,684

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The options outstanding at December 31, 2003 have a weighted average remaining contractual life of approximately 7.32 years. Of these options, 8,684, 6,335, and 6,208 are exercisable as of December 31, 2003, 2002, and 2001, respectively, with exercise prices ranging from $0.07 to $34.50.

Employee Stock Purchase Plan

In 1999, the Board of Directors and shareholders approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has reserved a total of 1,250 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan increase annually starting on the first day of the Company’s fiscal year beginning in 2001 by an amount equal to the lesser of (i) 750 shares of common stock, (ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period. During 2003, employees purchased 237 shares under the 1999 Purchase Plan. As of December 31, 2003, there are 461 shares available for purchase under the 1999 Purchase Plan.

9.    Commitments and Contingencies

Operating Leases

The Company has various non-cancelable operating leases, including building and equipment that expire at various times through 2009. Future minimum lease payments as of December 31, 2003 are as follows:

2004	$2,057
2005	1,427
2006	1,173
2007	1,017
2008	1,011
2009 and thereafter	327

$7,012

Rent expense under operating leases totaled approximately $2,865, $3,027, and $4,213, for the years ended December 31, 2003, 2002 and 2001, respectively. Sublease income totaled approximately $161, $61, and $577 for the years ended December 31, 2003, 2002, 2001, respectively.

Other Commitments

In addition to the operating leases described above, the Company has multiple agreements with third parties to house the Company’s ad serving equipment with terms ranging from approximately one to two years. For the years ended December 31, 2003, 2002 and 2001, total expense under these agreements approximated $477, $391 and $1,054, respectively. Future minimum commitments under our agreement for ad content delivery services are $203 and $158 during the years ending December 31, 2004 and 2005, respectively. The Company is currently negotiating the terms of our ad serving bandwidth and system facility leases, which expired in February 2004. The Company is currently being charged bandwidth and using these facilities at a rate consistent with the prior agreement. In 2004, the Company anticipates spending approximately $1.1 million related to bandwidth and facility costs however, the bandwidth portion of this expense will increase as the Company increases the volume of advertisements delivered over the Internet.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In March 2003, the Company entered into an agreement with an entity that will provide sales and service support to Atlas DMT in the United Kingdom. Under the agreement, the Company will pay the entity commissions based on a specified percentage of qualifying revenues. If the contract is terminated by Atlas DMT, the Company will pay the lesser of a specified percentage of qualifying revenues or $1,000.

Legal Proceedings

The Company is currently the subject of a class action lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. The Company believes this lawsuit is without merit and is rigorously defending against it. The Company may be subject to additional suits in the future regarding alleged violations of the federal securities laws, regarding its use of intellectual property or regarding its collection and use of Internet user information. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending lawsuits could seriously harm the Company’s business. In addition, any future claim by a government entity or other third party against the Company regarding alleged violations of the federal securities laws, regarding its use of intellectual property or regarding its collection and use of Internet user information could seriously harm the Company’s business.

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

11.    Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted income (loss) per share:

	Year Ended December 31,
	2003	2002	2001
Net income (loss) (numerator for basic and diluted)	$11,784	$(4,593)	$(39,984)

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	59,324	58,473	58,147
Less:
Weighted average common shares subject to repurchase	20	203	918

Shares used in computation of basic net income (loss) per share	59,304	58,270	57,229

Shares used in computation of diluted net income (loss) per share	68,354	58,270	57,229

Basic net income (loss) per share	$0.20	$(.08)	$(.70)

Diluted net income (loss) per share	$0.17	$(.08)	$(.70)

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

At December 31, 2003, 2002, and 2001, options to purchase 2,535, 13,247 (including 420 options outstanding outside of the Plan) and 14,205 (including 450 options outstanding outside of the Plans), and 0, 79, and 407 shares of common stock subject to repurchase rights, respectively, were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

12.    Notes Payable

During each of November and December 1999, the Company borrowed $500 under an equipment term loan facility. Interest is accrued on the outstanding balances at a per annum rate of one percentage point above the Prime Rate. During July 2000, the Company borrowed an additional $5,000. Interest is accrued on the outstanding balance at the Prime Rate. The loans are secured by the equipment and are payable in monthly installments of principal and interest of approximately $186. In December 2002 and February 2003, the Company repaid the outstanding principal and accrued interest on the $500 note payables that originated in November and December 1999. In November 2003, the Company paid the outstanding principal and accrued interest on the $5,000 note payable that originated in July 2000. The Company had no outstanding debt as of December 31, 2003.

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

During the years ended December 31, 2003 and 2002, segment income (loss) from operations included an allocation of a portion of the Company’s corporate expenses. However, segment income (loss) from operations excluded amortization and non-cash stock compensation expenses as these are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment. During the year ended December 31, 2001, segment income (loss) from operations excluded an allocation of the Company’s corporate expenses and amortization and non-cash compensation expenses as well as corporate restructuring charges as these items were centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment. Comparative amounts for prior periods under the current method of segment reporting are not practicable to prepare.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Reconciling items include the elimination of intersegment revenue, as Atlas DMT provides the Atlas Digital Marketing Suite to Avenue A and corporate expense and other non-recurring items not allocated to segments. Intersegment revenue is recorded at estimated market rates as if the transactions occurred with third parties. All of the digital marketing services sales are to external customers. Digital marketing technologies sales to external customers were $9,463, $2,107, and $38 during the years ended December 31, 2003, 2002, and 2001. Segment information for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Years Ended December 31,
	2003	2002	2001
Revenue:
Digital marketing services	$212,503	$130,543	$89,573
Digital marketing technologies	31,413	18,684	12,073
Intersegment eliminations (digital marketing technologies)	(21,950)	(16,577)	(12,035)

Total revenue	$221,966	$132,650	$89,611

Income (loss) from operations:
Digital marketing services	$6,490	$3,804	$3,230
Digital marketing technologies	11,750	(1,924)	(7,305)
Reconciling amounts	(8,745)	(8,700)	(39,774)

Total income (loss) from operations	$9,495	$(6,820)	$(43,849)

The Company recorded $2,457, $332, and $0 of revenue to international customers during the years ended December 31, 2003, 2002 and 2001, respectively.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of December 31, 2003 and 2002.

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

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

$15 and $77 remains in accrued liabilities in the accompanying consolidated balance sheet relating to the above corporate restructurings as of December 31, 2003 and 2002, respectively.

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

15.    Stock Repurchase Program

In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to $15,000 of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, the Company repurchased 714 shares of common stock for $1,792. During the year ended December 31, 2003, the Company did not repurchase any chares of common stock. Although the Company’s stock repurchase program remains in place, the Company does not currently intend to make a material amount of repurchases, if any, under the present circumstances. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announce about it at that time.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

16.    Selected Quarterly Financial Information (Unaudited)

	March 31	June 30	September 30	December 31
2003 Quarter Ended
Revenue	$47,533	$51,961	$58,580	$63,892
Income (loss) from operations	1,406	1,968	2,539	3,582
Income (loss) before provision for income taxes	1,943	2,475	3,616	4,625
Provision for income taxes	67	97	174	537
Net income (loss)	1,876	2,378	3,442	4,088
Basic income (loss) per share	$0.03	$0.04	$0.06	$0.07
Diluted income (loss) per share	$0.03	$0.03	$0.05	$0.06

2002 Quarter Ended
Revenue	$23,534	$30,394	$34,372	$44,351
Income (loss) from operations	(3,815)	(2,866)	(1,474)	1,335
Income (loss) before cumulative effect on prior years of change in accounting principal	(2,566)	(1,756)	(677)	1,736
Net income (loss)	(3,896)	(1,756)	(677)	1,736
Basic and diluted income (loss) per share before cumulative effect on prior years of change in accounting principle	$(.04)	$(.03)	$(.01)	$.03
Basic and diluted income (loss) per share	$(.06)	$(.03)	$(.01)	$.03

17.    Subsequent Event

In February 2004, the Company acquired Seattle-based NetConversions, a provider of Web site usability technology and services for optimizing marketers’ websites. Management believes that the purchase of NetConversions provides a strong client portfolio and further enhances the technology offerings of its Atlas DMT operating unit with the addition of a technology and service that delivers data-driven analysis and recommendations for website performance that improve user experiences and increase bottom-line results. This new technology offering will operate as Atlas NetConversions, a complementary offering to Atlas Vital Signs, a website analytics and metrics technology that gives advertisers a single view of customer behavior and campaign performance.

In connection with the acquisition, the Company paid $4,500 in cash in exchange for 100% of the stock of NetConversions. As of January 31, 2004, the Company also incurred $97 in acquisition costs, for a total initial purchase price of $4,597. The purchase agreement also includes up to $2,500 in future contingent payments, a portion of which shall be paid after the month in which a certain operating income milestone is met and the remainder shall be paid in 2006 based upon the earnings of NetConversions through January 31, 2006. These payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill. The allocation of purchase price to intangible assets will be completed during the quarter ended March 31, 2004 and disclosed in our Form 10-Q for the quarter ended March 31, 2004.

SCHEDULE II

AQUANTIVE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2003:
Allowance deducted from accounts receivable:
Allowance for sales credits	$—	1,170	(481)	$689
Allowance for doubtful accounts	$1,785	—	(441)	$1,344

Total	$1,785	1,170	(922)	$2,033

2002:
Allowance deducted from accounts receivable:
Allowance for doubtful accounts	$1,234	902	(351)	$1,785

Total	$1,234	902	(351)	$1,785

2001:
Allowance deducted from accounts receivable:
Allowance for doubtful accounts	$3,616	2,932	(5,314)	$1,234

Total	$3,616	2,932	(5,314)	$1,234

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2002, the Board of Directors affirmed Arthur Andersen LLP, certified public accountants, to act as our independent accountant for the fiscal year ended December 31, 2002. As of May 29, 2002, the Board dismissed Arthur Andersen LLP. The decision to change our independent accountant was recommended and approved by our Audit Committee and approved by our Board of Directors. The principal accountant’s report on the consolidated financial statements for each of the two fiscal years prior to their dismissal did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years prior to their dismissal, we had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the two fiscal years prior to the dismissal of Arthur Andersen LLP, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 29, 2002, we engaged KPMG LLP, certified public accountants, as our independent accountant to audit our consolidated financial statements for the fiscal year ended December 31, 2002. From January 1, 2001 to May 29, 2002, we did not consult with KPMG LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided that KPMG LLP concluded was an important factor we considered in reaching a decision on an accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2004, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2004, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2004, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2004, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 26, 2004, and is incorporated herein by reference.

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

(3)  Exhibits.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the registrant (a)

3.2	Amended and Restated Bylaws of the registrant (b)

10.1	Form of Promissory Note between the registrant and the executive officers listed on Schedule A thereto, dated October 8, 1999 *(a)

10.2	Employment Agreement between the registrant and Brian P. McAndrews, dated January 20, 2000 *(a)

10.3	Employment Agreement between the registrant and James A. Warner, dated January 18, 2000 *(b)

10.4	Employment Agreement between the registrant and Michael Vernon, dated September 27, 2000 *(c)

10.5	Employment Agreement between the registrant and Michael T. Galgon, dated June 21, 2000 *(c)

10.6

Investors Rights Agreement between the registrant and Voyager Capital Fund I, L.P., Voyager Capital Founders Fund, L.P., Oak Investment Partners VI, L.P., Kirlan Venture Partners II, L.P., Norman H. Nie, Trustee, Norman H. Nie Revocable Trust dated 3/15/91, Media Partners, the Phoenix Partners IV Limited Partnership, R. Michael Leo and Insight Venture Associates LLC, dated May 4, 1999 (a)

10.7	Restated 2000 Stock Incentive Compensation Plan *(d)

10.8	Restated 1999 Stock Incentive Compensation Plan *(d)

10.9	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan *(d)

10.10	1999 Employee Stock Purchase Plan *(a)

10.11	Restated 1998 Stock Incentive Compensation Plan *(a)

10.12	Lease Agreement between the registrant and Samis Foundation, dated July 16, 1999 (a)

10.13	First Amendment to Lease Agreement between the registrant and Samis Foundation, dated October 28, 1999 (a)

10.14	Second Amendment to Lease Agreement between the registrant and Samis Foundation, dated January 31, 2000 (a)

10.15	Lease Agreement between the registrant and Samis Foundation, dated January 31, 2000 (a)

10.16	Agreement Concerning Leases between the registrant and Samis Foundation, dated June 27, 2000 (b)

10.17	Internet Data Center Services Agreement between the registrant and Exodus Communications, Inc., dated January 23, 1998 (a)

10.18	Network Services Agreement between the registrant and Speedera Networks, Inc., dated February 20, 2002 (e)

Exhibit No.	Description

10.19	Sublease Agreement between the registrant and Mobliss, Inc., dated February 1, 2002 (e)

10.20	Sublease Agreement between the registrant and Open Interface North America, Inc., dated June 6, 2002 (f)

10.21	Advisory Board Agreement between the registrant and Jack Sansolo, dated May 1, 2002 (f)

10.22	Stock Purchase Agreement between the registrant and Bradley Aronson dated November 25, 2002+(d)

10.23	Lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated January 7, 2000 (d)

10.24	First amendment to lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated November 14, 2000 (d)

10.25	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003 (g)

21.1	Subsidiaries of the registrant

23.1	Consent of KPMG LLP, independent public accountants

23.2	Notice Regarding Lack of Consent of Arthur Andersen LLP

24.1	Power of Attorney (see page 43)

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

+	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the SEC. The omitted portions have been filed separately with the SEC.
*	Management contract or compensating plan or arrangement.
(a)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-92301).
(b)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(c)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(d)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(e)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(f)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(g)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(b)  Reports on Form 8-K:

We furnished a report on Form 8-K (Items 7 and 12) with the SEC dated October 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIVE, INC.
By:	/s/ BRIAN P. MCANDREWS

Brian P. McAndrews Chief Executive Officer and President

Date: March 11, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 11th day of March, 2004.

Signature	Title

/s/ BRIAN P. MCANDREWS Brian P. McAndrews	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MICHAEL VERNON Michael Vernon	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ NICOLAS J. HANAUER Nicolas J. Hanauer	Chairman of the Board

/s/ RICHARD P. FOX Richard P. Fox	Director

/s/ FREDRIC W. HARMAN Fredric W. Harman	Director

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Director

/s/ PETER M. NEUPERT Peter M. Neupert	Director

/s/ JACK SANSOLO, PH.D. Jack Sansolo, Ph.D.	Director

/s/ MICHAEL SLADE Michael Slade	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the registrant (a)

3.2	Amended and Restated Bylaws of the registrant (b)

10.1	Form of Promissory Note between the registrant and the executive officers listed on Schedule A thereto, dated October 8, 1999 *(a)

10.2	Employment Agreement between the registrant and Brian P. McAndrews, dated January 20, 2000 *(a)

10.3	Employment Agreement between the registrant and James A. Warner, dated January 18, 2000 *(b)

10.4	Employment Agreement between the registrant and Michael Vernon, dated September 27, 2000 *(c)

10.5	Employment Agreement between the registrant and Michael T. Galgon, dated June 21, 2000 *(c)

10.6

Investors Rights Agreement between the registrant and Voyager Capital Fund I, L.P., Voyager Capital Founders Fund, L.P., Oak Investment Partners VI, L.P., Kirlan Venture Partners II, L.P., Norman H. Nie, Trustee, Norman H. Nie Revocable Trust dated 3/15/91, Media Partners, the Phoenix Partners IV Limited Partnership, R. Michael Leo and Insight Venture Associates LLC, dated May 4, 1999 (a)

10.7	Restated 2000 Stock Incentive Compensation Plan *(d)

10.8	Restated 1999 Stock Incentive Compensation Plan *(d)

10.9	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan *(d)

10.10	1999 Employee Stock Purchase Plan *(a)

10.11	Restated 1998 Stock Incentive Compensation Plan *(a)

10.12	Lease Agreement between the registrant and Samis Foundation, dated July 16, 1999 (a)

10.13	First Amendment to Lease Agreement between the registrant and Samis Foundation, dated October 28, 1999 (a)

10.14	Second Amendment to Lease Agreement between the registrant and Samis Foundation, dated January 31, 2000 (a)

10.15	Lease Agreement between the registrant and Samis Foundation, dated January 31, 2000 (a)

10.16	Agreement Concerning Leases between the registrant and Samis Foundation, dated June 27, 2000 (b)

10.17	Internet Data Center Services Agreement between the registrant and Exodus Communications, Inc., dated January 23, 1998 (a)

10.18	Network Services Agreement between the registrant and Speedera Networks, Inc., dated February 20, 2002 (e)

10.19	Sublease Agreement between the registrant and Mobliss, Inc., dated February 1, 2002 (e)

10.20	Sublease Agreement between the registrant and Open Interface North America, Inc., dated June 6, 2002 (f)

10.21	Advisory Board Agreement between the registrant and Jack Sansolo, dated May 1, 2002 (f)

10.22	Stock Purchase Agreement between the registrant and Bradley Aronson dated November 25, 2002+(d)

10.23	Lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated January 7, 2000 (d)

10.24	First amendment to lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated November 14, 2000 (d)

10.25	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003 (g)

Exhibit No.	Description

21.1	Subsidiaries of the registrant

23.1	Consent of KPMG LLP, independent public accountants

23.2	Notice Regarding Lack of Consent of Arthur Andersen LLP

24.1	Power of Attorney (see page 43)

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

+	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the SEC. The omitted portions have been filed separately with the SEC.
*	Management contract or compensating plan or arrangement.
(a)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-92301).
(b)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(c)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(d)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(e)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(f)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(g)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.