Form 10-Q
period 2004-03-31
AQUANTIVE INC
filed 2004-05-10
CIK 1071806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23137

AQUANTIVE, INC.

(Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-1819567 (I.R.S. Employer Identification Number)

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2004 was 60,931,706.

AQUANTIVE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

Item 1.	Condensed Consolidated Financial Statements

AQUANTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$57,817	$32,797
Short-term investments	79,255	90,458
Accounts receivable, net of allowances of $2,202 and $2,033, respectively	54,925	48,480
Other receivables	740	1,674
Prepaid expenses and other current assets	1,628	1,141

Total current assets	194,365	174,550
Property and equipment, net	6,625	6,802
Goodwill	13,653	10,946
Other intangible assets, net	8,547	7,106
Other assets	1,330	1,355

Total assets	$224,520	$200,759

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$62,313	$50,097
Accrued expenses	8,885	8,232
Pre-billed media	10,602	4,545
Deferred rent, current portion	296	285
Deferred revenue	4,714	5,773

Total current liabilities	86,810	68,932
Deferred rent, less current portion	1,337	1,234
Deferred income taxes	102	54

Total liabilities	88,249	70,220

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 60,757 and 60,167 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	608	602
Paid-in capital	222,272	220,637
Accumulated deficit	(86,835)	(90,982)
Accumulated other comprehensive income	226	282

Total shareholders’ equity	136,271	130,539

Total liabilities and shareholders’ equity	$224,520	$200,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$22,642	$47,533
Costs and expenses:
Cost of revenue (excluding amortization of deferred stock compensation of $48 in 2003)	4,038	35,019
Client support (excluding amortization of deferred stock compensation of $173 in 2003)	6,846	5,117
Product development (excluding amortization of deferred stock compensation of $28 in 2003)	1,492	928
Sales and marketing (excluding amortization of deferred stock compensation of $18 in 2003)	1,844	1,389
General and administrative (excluding amortization of deferred stock compensation of $36 in 2003)	4,069	3,311
Amortization of deferred stock compensation	—	303
Amortization of intangible assets	513	60

Total costs and expenses	18,802	46,127

Income from operations	3,840	1,406
Interest and other income, net	580	537

Income before provision for income taxes	4,420	1,943
Provision for income taxes	273	67

Net income	$4,147	$1,876

Basic net income per share	$0.07	$0.03

Diluted net income per share	$0.06	$0.03

Shares used in computing basic net income per share	60,521	58,473

Shares used in computing diluted net income per share	69,753	64,374

Comprehensive income:
Net income	$4,147	$1,876
Items of comprehensive income	56	21

Comprehensive income	$4,203	$1,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,147	$1,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,276	1,289
Non-cash compensation	—	67
Amortization of premiums on short-term investments	278	21
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,220)	(3,339)
Other receivables, prepaid expenses and other current assets	454	(318)
Other assets	43	14
Accounts payable	12,209	2,469
Accrued expenses	103	(723)
Pre-billed media	6,057	(924)
Deferred rent	114	—
Deferred revenue	(1,231)	859
Deferred taxes	48	14

Net cash provided by operating activities	17,278	1,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(525)	(1,431)
Sales of marketable securities, net	10,869	10,213
GO TOAST acquisition costs	(208)	—
Purchase of NetConversions, net of cash acquired $60	(4,035)	—

Net cash provided by investing activities	6,101	8,782

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	—	(458)
Proceeds from issuance of common stock and exercises of common stock options	1,641	543

Net cash provided by financing activities	1,641	85

Net increase in cash and cash equivalents	25,020	10,172
Cash and cash equivalents, beginning of period	32,797	32,248

Cash and cash equivalents, end of period	$57,817	$42,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

1. Organization and Operations of the Company

aQuantive, Inc. (the Company), provides digital marketing services, technologies, and performance media to businesses. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle, Washington and the Company has significant operations in New York, New York; Chicago, Illinois; Centennial, Colorado; and Philadelphia, Pennsylvania. GO TOAST was acquired in December 2003 and NetConversions was acquired in February 2004.

Since January 1, 2001, the Company has operated in two lines of business: digital marketing services and digital marketing technologies. Effective January 1, 2004, the Company established a third line of business, digital performance media. The Company’s digital marketing services line of business, including interactive advertising agencies Avenue A and i-FRONTIER, provides service offerings to clients that include web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine marketing, and creative and Web site development. The Company’s digital marketing technologies line of business, including Atlas DMT, GO TOAST and NetConversions, provides a digital marketing management system to manage digital marketing programs and Web site effectiveness. The Company’s digital performance media line of business, including DRIVEpm, serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2003, 2002, and 2001, as included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications: During the quarter ended March 31, 2004, the Company reclassified the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly associated with delivering advertisements over the Internet from client support to cost of revenue. Prior year amounts have been reclassified to conform to the current year presentation. Certain other prior year amounts have been reclassified to conform to the current year presentation.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

Revenue Recognition:

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

Digital Marketing Services

The Company’s digital marketing services business line, which includes Avenue A and i-FRONTIER, generates revenue by providing technology-based Internet advertising services to businesses. Digital marketing services core services include media planning and buying, ad serving, campaign analysis, optimization, and creative and Web site development. Digital marketing services also generates revenue through other products and services including the Customer Insights Group, E-mail, Global Marketing Dashboard, Portal Relationship Management, ChannelScope, BrandOptics, Customer Targeting, and Search Engine Marketing programs.

In accordance with EITF 99-19, prior to January 1, 2004 the majority of revenue generated from Avenue A was recognized under the gross method, which consists of the gross value of Avenue A’s billings to Avenue A’s clients and includes the price of the advertising space that Avenue A purchased from Web sites to resell to its clients. To generate revenue under gross method contracts, Avenue A purchased advertising space from publisher Web sites and sold the purchased space to Avenue A’s clients and was ultimately responsible for payment to Web sites for the cost of space Avenue A purchased. Prior to January 1, 2004, certain contracts were also recognized under the net method.

Beginning January 1, 2004, due to revised contractual arrangements with clients, digital marketing services generates all revenue under the net method. To generate revenue under net method contracts, digital marketing services buys advertising space from publisher Web sites on behalf of clients and earns fees based on the dollar amount of advertising space purchased. In addition, digital marketing services earns fees based on hours spent managing clients’ media purchases and monthly retainer fees. Under net method contracts, the digital marketing services’ client that is party to the contract has primary responsibility for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered, which includes revenue from digital marketing services core services and Customer Targeting.

E-mail and Global Marketing Dashboard are volume based services, and revenue is generally recognized when impressions are delivered. Digital marketing services recognizes revenue from Search Engine Marketing programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Revenue is generally recognized for Customer Insight, ChannelScope, and BrandOptics services under a proportional performance method of accounting. It is the Company’s policy to recognize any loss on services as soon as management estimates indicate a loss will occur.

Digital Marketing Technologies

Digital marketing technologies includes Atlas DMT, GO TOAST, and NetConversions. Digital marketing technologies provides digital marketing technology services to manage digital marketing programs and Web site effectiveness. These services are offered online through the Atlas Digital Marketing Suite as are Atlas DMT’s other services such as GRP and Reach Forecaster, GO TOAST, Atlas Vital Signs, and Atlas NetConversions. Such services are recognized based on either volume or subscription except for Atlas NetConversions which is recognized using a proportional performance method of accounting. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

Digital Performance Media

Digital performance media includes DRIVEpm which serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. Digital performance media offers both the Performance program as well as the Selector program. Under the Performance program, clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector program, clients can focus ad impressions on those users that fit a predetermined customer segment. Revenue for these programs is volume-based and generally recognized based on the volume in the period of usage. In accordance with EITF 99-19, revenue generated from digital performance media is recognized under the gross method, which consists of the gross value of digital performance media’s billings to clients and includes the price of the advertising space that digital performance media purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, digital performance media purchases advertising space from publisher Web sites and sells the purchased space to clients and is ultimately responsible for payment to Web sites for the cost of space purchased.

For all of our segments, revenue is deferred in cases where the Company has not yet earned advertising revenue but has billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	Three Months Ended March 31,
	2004	2003
Customer A	19%	*
Customer B	*	33%
Customer C	*	22%

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from the same customers is as follows (if applicable):

	March 31,	December 31,
	2004	2003
Customer A	10%	*
Customer B	15%	11%
Customer D	*	13%
Customer E	*	11%

*	Less than 10%

Computation of Basic and Diluted Net Income Per Share: Net income per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. During the quarter ended March 31, 2004 and 2003, using the “treasury stock method,” 763 and 2,499 common stock equivalent shares, respectively, related to stock options are excluded in the calculation of diluted net income per share, as their effect is anti-dilutive.

Goodwill and Intangible Assets: Intangible assets include identifiable intangible assets purchased through the i-FRONTIER acquisition in November 2002, the GO TOAST acquisition in December 2003, and the NetConversions acquisition in February 2004. Intangible assets are presented net of related accumulated amortization and are being amortized on a straight-line basis over three to seven years. The Company performs an impairment test on goodwill and intangible assets with indefinite useful lives, in accordance with the guidance provided by SFAS No. 142, “Goodwill and Other Intangible Assets,” at least annually, and more often if events and circumstances indicate that such assets might be impaired. The Company will perform its yearly impairment assessment of goodwill during the fourth quarter of 2004.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

Stock-Based Compensation: The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. The Company has not issued any non-qualified stock options to non-employees during the quarters ended March 31, 2004 and 2003 and therefore has not recorded any compensation expense for those periods.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$4,147	$1,876
Add: Stock-based employee compensation expense included in reported net income	—	303
Deduct: total stock-based compensation determined under fair value based method for all awards	(2,133)	(2,130)

Pro forma net income, fair value method for all stock-based awards	$2,014	$49
Basic net income per share:
As reported	$0.07	$0.03
Pro forma	$0.03	$0.00
Diluted net income per share:
As reported	$0.06	$0.03
Pro forma	$0.03	$0.00

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	March 31,
	2004	2003
Weighted average risk-free interest rate	2.99%	3.15-3.70%
Expected lives (in years)	1-6.5	1-6.5
Expected volatility	106%	114%

Recent Accounting Pronouncements: The FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities (VIE),” (FIN 46) in January 2003 and amended it in December 2003. FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003 and the Company elected to apply the remaining provisions of FIN 46 for the period ending December 31, 2003. The Company has completed a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the Company is the primary beneficiary of any VIEs. The review did not identify any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

3. Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
Net income (numerator for basic and diluted)	$4,147	$1,876

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	60,521	58,526
Less: Weighted average common shares subject to repurchase	—	53

Shares used in computation of basic net income per share	60,521	58,473

Add: Dilutive effect of employee stock options	9,232	5,901

Shares used in computation of diluted net income per share	69,753	64,374

Basic net income per share	$0.07	$0.03

Diluted net income per share	$0.06	$0.03

4. Segment Reporting

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of our interactive agencies Avenue A and i-FRONTIER, digital marketing technologies, which consists of Atlas DMT, GO TOAST, and NetConversions, and digital performance media, which consists of DRIVEpm.

Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Beginning in the quarter ended March 31, 2004, the Company has reclassified revenue and expenses associated with an analytics and optimization product that is used by the digital performance media line of business, and which it markets to certain publishers from the digital marketing services segment, where it was developed, to the digital marketing technologies segment. The results below reflect a reclass of $592 in revenue and $307 in expenses during the quarter ended March 31, 2003 related to this change. During the quarter ended March 31, 2003, the Company also reclassified $482 of unallocated corporate expenses to digital marketing services and technologies to provide consistency with the presentation of results for the three months ended March 31, 2004.

Beginning in the quarter ended March 31, 2004, the Company now reports all revenues derived from selling proprietary ad serving technologies through its digital marketing services as part of the revenue of Atlas DMT.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

Segment information for the quarters ended March 31, 2004 and 2003 is as follows:

	Digital Marketing Services	Digital Marketing Technologies	Digital Performance Media	Unallocated Corporate Expenses	Total
	Quarter ended March 31, 2004
Revenue	$9,862	$11,995	$785	—	$22,642
Costs and expenses:
Cost of revenue	—	3,066	972	—	4,038
Client support	6,643	—	203	—	6,846
Product development	—	1,492	—	—	1,492
Sales and marketing	177	1,667	—	—	1,844
General and administrative	962	1,529	50	1,528	4,069
Amortization of deferred stock compensation	—	—	—	—	—
Amortization of intangible assets	—	—	—	513	513

Total costs and expenses	7,782	7,754	1,225	2,041	18,802

Income from operations	$2,080	$4,241	$(440)	$(2,041)	$3,840

	Quarter ended March 31, 2003
Revenue	$7,152	$7,736	—	—	$14,888	[1]
Costs and expenses:
Cost of revenue	—	2,374	—	—	2,374	[1]
Client support	5,117	—	—	—	5,117
Product development	68	860	—	—	928
Sales and marketing	410	979	—	—	1,389
General and administrative	724	945	—	1,642	3,311
Amortization of deferred stock compensation	—	—	—	303	303
Amortization of intangible assets	—	—	—	60	60

Total costs and expenses	6,319	5,158	—	2,005	13,482

Income from operations	$833	$2,578	$—	$(2,005)	$1,406

[1]	Effective January 1, 2004, Avenue A began recording revenue and cost of revenue exclusive of the costs paid to publishers for media as a result of contractual changes with advertisers and publishers. In this presentation, during the quarter ended March 31, 2003, net revenue and cost of revenue was $14,888 and $2,374, respectively, which exclude media costs of $32,645. Net revenue and cost of revenue is used for the quarter ended March 31, 2003 for better comparability with the 2004 results.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

The Company recorded $1,188 and $390 of revenue to international customers during the quarter ended March 31, 2004 and 2003, respectively.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of March 31, 2004 and 2003.

5. Acquisitions

Effective December 12, 2003, the Company acquired 100% of the outstanding membership interests of GO TOAST, a provider of paid search and optimization technology located in Centennial, Colorado. The Company acquired GO TOAST to further enhance the Company’s digital marketing technology offerings with the addition of a technology solution for paid search management optimization and a strong client portfolio. In connection with the acquisition, the Company paid $12,600 in cash and $1,308 in common stock (138 shares at $9.43 per share) for all of the outstanding membership interests of GO TOAST, LLC and eonMedia, LLC. The Company also incurred $353 in acquisition costs, for a total initial purchase price of $14,261. The purchase agreement also includes future contingent payments in 2005 and 2006, which will be determined based upon the revenue of GO TOAST through December 31, 2005. In the event that GO TOAST achieves results consistent with management’s current forecasts, the Company estimates that future payments will range from $1,700 to $3,500 with a maximum potential payment of $4,000. However, these payments will be adjusted based on actual revenue over the two years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill. Beginning December 12, 2003, the results of GO TOAST are included in the consolidated results of the Company.

Effective February 9, 2004, the Company acquired NetConversions, a provider of Web site usability technology and services for optimizing marketers’ websites located in Seattle, Washington. The Company acquired NetConversions for its strong client portfolio and to further enhance the technology offerings of its Atlas DMT operating unit with the addition of a technology and service that delivers data-driven analysis and recommendations for website performance that improve user experiences and increase bottom-line results. The Company paid $3,950 in cash in exchange for 100% of the stock of NetConversions. An additional $550 has been accrued at March 31, 2004 and will be paid when certain post-closing requirements are met. As of March 31, 2004, the Company also incurred $145 in acquisition costs, for a total initial purchase price of $4,645. The purchase agreement also includes up to $2,500 in future contingent payments, a portion of which shall be paid after the month in which a certain operating income milestone is met and the remainder of which shall be paid in 2006 based upon the earnings of NetConversions through January 31, 2006. In the event that NetConversions achieves results consistent with management’s current forecasts, the Company estimated that future payments will range from $300 to $1,000. However, these payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill. Beginning February 9, 2004, the results of NetConversions are included in the consolidated results of the Company.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

The unaudited pro forma combined historical results of operations, as if GO TOAST and NetConversions had been acquired on January 1, 2003 are as follows:

	Quarter ended March 31,
	2004	2003

Total revenues	$22,812	$48,462

Net income	4,207	2,218

Basic net income per share	$0.07	$0.04

Diluted net income per share	$0.06	$0.03

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

6. Intangible Assets

In connection with the acquisition of i-FRONTIER in November 2002, GO TOAST in December 2003, and NetConversions in February 2004, the Company recorded goodwill and intangible assets with definite lives. The intangible assets acquired through the acquisition of i-FRONTIER consisted of a non-compete agreement, customer relationships, and developed technology which will be amortized over a five, seven, and three year life, respectively. The intangible assets acquired through the acquisition of GO TOAST consisted of a non-compete agreement, customer relationships, and developed technology which will be amortized over a two, five, and four year life, respectively. The intangible assets acquired through the acquisition of NetConversions consisted of a non-compete agreement, customer relationships, developed technology, and consulting service model all of which will be amortized a three year life.

As of March 31, 2004, goodwill and other intangible assets, net consisted of the following:

	i-FRONTIER	GO TOAST	NetConversions

Non-compete agreement	$126	$13	$129

Customer relationships	1,443	3,049	645

Developed technology	133	1,908	716

Consulting service model	—	—	385

Goodwill	2,292	8,863	2,498

	$3,994	$13,833	$4,373

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(in thousands except per share amounts)

(unaudited)

7. Legal Proceedings

The Company is currently the subject of a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which has not yet been approved by the Court and is subject to a number of procedural conditions. The Company is also the subject of counter-claims alleging patent infringement in a lawsuit. The Company believes the securities lawsuit and the counter-claims in the patent lawsuit are without merit and is vigorously defending against them. The pending lawsuits could seriously harm the Company’s business. In addition, the Company may be subject to additional suits in the future by government entities or other third parties regarding the Company’s collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws, any of which could seriously harm the Company’s business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” “may,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Our actual results could differ materially and adversely from those discussed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition,” included in our Annual Report on Form 10-K for the year ended December 31, 2003, and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information presented in this quarterly report on Form 10-Q includes financial information prepared in accordance with GAAP, as well as other financial measures that may be considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. As described more fully below, management believes these non-GAAP measures provide meaningful additional information about our performance. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the quarter ended March 31, 2004. This is followed by a discussion of the Critical Accounting Policies and Judgements that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 21, we discuss our results of operations for the quarter ended March 31, 2004 compared to the quarter ended March, 2003 and also provide our outlook for the remainder of 2004. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity and Capital Resources.”

Overview

We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into three lines of business, digital marketing services, digital marketing technologies, and beginning January 1, 2004, digital performance media. During the quarter ended March 31, 2004, we moved revenue associated with a technology product for publishers, which was developed and managed by Avenue A and had been included in digital marketing services results in the past, to the digital marketing technologies segment. The results for the quarter ended March 31, 2003 have been adjusted to reflect this change. In addition, beginning in 2004, we are now reporting all revenues derived from selling proprietary ad serving technologies through our digital marketing services as part of revenue of Atlas DMT and the digital marketing technologies line of business.

Through our interactive advertising agencies, Avenue A and i-FRONTIER, we offer advertisers a suite of services that enable those advertisers to increase the effectiveness and return on investment of their Internet advertising campaigns. Our agency core services include media planning and buying, ad serving, campaign analysis, optimization, and creative and Web site development. In addition, we offer our clients services such as Customer Insights, Customer Targeting, E-mail, Search Engine Marketing, Portal Relationship Management and products such as BrandOptics, Global Marketing Dashboard, and ChannelScope.

Through our Atlas DMT operating unit, we provide large traditional advertising agencies, specialty interactive advertising agencies, and large direct advertisers who buy media with the ability to manage their digital marketing programs through our proprietary digital marketing management system known as the Atlas Digital Marketing Suite and through our Atlas GRP and Reach Forecaster. In addition, through our GO TOAST service offerings, we provide our clients paid search management and optimization tools to improve their search engine marketing efforts. We also provide our clients with the ability to manage their Web sites’ effectiveness with our Atlas Vital Signs and Atlas NetConversions tools. We also market to select publishers a technology product that enables them to increase revenue in connection with low value and unsold inventory.

Through DRIVEpm, we serve as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. DRIVEpm offers both the Performance program as well as the Selector program. Under the Performance program, our clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector program, our clients can focus ad impressions on those users that fit a predetermined customer segment.

The Internet advertising industry has seen significant growth over the past year and this growth is expected to continue through 2004. The growth in the Internet advertising industry is difficult to predict as the Internet medium is relatively new and advertising in general can be impacted by general economic factors as well as seasonality, but various external resources estimate that the industry is expected to range anywhere from $7.6 billion to $8.8 billion in 2004. As evidence of the growth in the industry, we experienced a 56% increase in net revenue in 2003 compared to 2002 and this growth continued into 2004, where we experienced a 52% increase in revenue in the quarter ended March 31, 2004 compared to net revenue for the quarter ended March 31, 2003. See further discussion of our results for the quarter ended March 31, 2004 in the “Results of Operations” section beginning on page 21.

Digital Marketing Services

Throughout 2003, our interactive advertising agency Avenue A revised its contractual agreements with clients and online publishers so that effective January 1, 2004, Avenue A’s clients are directly liable for the cost of media purchases pursuant to those contractual agreements. As a result, we began recording revenue generated under such contractual agreements on a net basis, which excludes the cost of media purchased for our clients.

Our digital marketing services line of business experienced significant growth during the quarter ended March 31, 2004 resulting in revenues of $9.9 million, compared to $7.2 million in net revenue, which management believes is a non-GAAP financial measure, and which excludes the cost of media purchased for our clients, during the quarter ended March 31, 2003. In addition, the digital marketing services line of business had $2.1 million of income from operations compared to $833,000 during the quarter ended March 31, 2003. During the quarter ended March 31, 2004, we had 63 clients compared to 45 and 57 clients who generated revenue during the quarter ended March 31, 2003 and December 31, 2003, respectively. With the addition of new clients, we experienced an increase in client support expenses necessary to support these new clients.

Digital Marketing Technologies

Our digital marketing technologies line of business increased revenues to $12.0 million during the quarter ended March 31, 2004, compared to $7.7 million during the quarter ended March 31, 2003. This was achieved primarily through the addition of a net 52 new clients to Atlas DMT resulting in 128 clients as of March 31, 2004. Our clients are located both domestically and internationally, including Canada, the United Kingdom and Australia,. In December 2003, we announced the acquisition of GO TOAST, a provider of search engine optimization tools and in February 2004, we acquired NetConversions, a provider of Web site usability technology and services for optimizing marketers’ websites, both of which contributed to the increase in revenue. GO TOAST and NetConversions generated $1.7 million in revenue during the quarter ended March 31, 2004. With the new client additions and acquisitions, we experienced increases in all operating expenses, which are necessary to support this growth.

Digital Performance Media

Effective January 1, 2004, we established a third line of business, digital performance media. Our digital performance media line of business had revenue of $785,000 for the quarter ended March 31, 2004, which was generated from both new clients and existing Avenue A clients who participated in either the Selector or Performance programs offered by DRIVEpm. Digital performance media also incurred $1.2 million in costs and expenses, which we believe are typical of a business in this early stage of its operations.

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

Revenue Recognition and Presentation

Gross versus Net Revenue Presentation

The majority of our Avenue A revenue in 2003, 2002 and 2001 has been recognized on a gross basis in accordance with the final consensus reached by the Emerging Issues Task Force (EITF) in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue generated under gross method contracts, which consists of the gross value of our billings to our clients, includes the price of the advertising space that we purchase from Web sites to resell to our clients. To generate revenue under these contracts, we purchase advertising space from publisher Web sites and sell the purchased space to our clients and are ultimately responsible for payment to Web sites for the cost of space we purchase. We also recognize revenue for certain contracts with clients under the net method. To generate revenue under net method contracts, we buy advertising space from publisher Web sites on behalf of our clients and earn fees based on the dollar amount of advertising space we purchase. In addition, we earn fees based on hours spent managing our clients’ media purchases and monthly retainer fees. Under net method contracts, our clients are primarily responsible for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue, including revenue from our core services and our Customer Targeting program, is recognized over the period that the related advertising is delivered or services are provided.

During 2003, Avenue A revised contractual agreements with clients and online publishers so that effective January 1, 2004, Avenue A’s clients are directly liable for the cost of media purchases pursuant to those contractual agreements. Accordingly, effective January 1, 2004, we generate substantially all revenue under net method contracts. We believe that these net method contracts are consistent with the type of contracts that most advertising agencies use and better facilitate financial comparisons with competitors in our industry. We also believe that this change in contracts standardizes contractual terms and revenue presentation among our interactive advertising agency operating units, reduces certain state and local taxes and mitigates certain other business obligations and risks.

The tables below provide a reconciliation of revenue as reported to net revenue, which management believes may be a non-GAAP financial measure, and which excludes the cost of media purchased for our Avenue A clients. We have presented net revenue to provide additional information that will facilitate comparisons with our industry competitors and allow for better comparability with our 2004 results.

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Revenue, as reported	$221,966	$132,650	$89,611
Less cost of media purchases	$(157,858)	$(91,430)	$(59,360)

Net revenue	$64,108	$41,220	$30,251

	Three Months ended
	December 31	September 30	June 30	March 31
	(in thousands)
2003
Revenue, as reported	$63,892	$58,580	$51,961	$47,533
Less cost of media purchases	(45,391)	(43,067)	(36,755)	(32,645)

Net revenue	$18,501	$15,513	$15,206	$14,888

2002
Revenue, as reported	$44,351	$34,372	$30,394	$23,533
Less cost of media purchases	(30,230)	(23,551)	(21,363)	(16,286)

Net revenue	$14,121	$10,821	$9,031	$7,247

2001
Revenue, as reported	$24,434	$20,419	$20,586	$24,172
Less cost of media purchases	(15,587)	(13,060)	(14,048)	(16,665)

Net revenue	$8,847	$7,359	$6,538	$7,507

Revenue Recognition for Our Services and Products

We follow the guidance in Staff Accounting Bulletin 101 and consider the nature of products and services delivered to our customers relative to the fair values of the services involved and other factors in determining revenue recognition.

Our digital marketing services line of business provides a suite of services that enable advertisers to increase the effectiveness and return on investment of their Internet advertising campaigns. These services include media planning and buying services, E-mail, Selector and Global Marketing Dashboard which are volume-based services, and revenue is generally recognized when impressions are delivered. We recognize revenue from Search Engine Marketing programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Revenue is generally recognized for Customer Insights, ChannelScope and BrandOptics services under a proportional performance method of accounting. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur. Historically, we have not generated losses on these types of contracts.

Our digital marketing technologies line of business provides services to manage digital marketing programs and Web site effectiveness. These services are offered online through the Atlas Digital Marketing Suite as are our Atlas GRP and Reach Forecaster, GO TOAST services, Atlas Vital Signs, and Atlas NetConversions. Such services are recognized based on either volume or subscription except for Atlas NetConversions, which is recognized using a proportional performance method of accounting. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

Our digital performance media line of business includes DRIVEpm which serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. Digital performance media offers both the Performance program as well as the Selector program. Under the Performance program, clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector program, clients can focus ad impressions on those users that fit a predetermined customer segment. Revenue for these programs is volume-based and generally recognized based on the volume in the period of usage. In accordance with EITF 99-19, revenue generated from digital performance media is recognized under the gross method, which consists of the gross value of digital performance media’s billings to clients and includes the price of the advertising space that digital performance media purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, digital performance media purchases advertising space from publisher Web sites and sells the purchased space to clients and is ultimately responsible for payment to Web sites for the cost of space purchased.

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

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of intangible assets at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives, and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships, developed technology, and consulting service model includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs willing to be incurred to purchase the capabilities gained through the developed technology and consulting service model; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.

Accounting for Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue based on assumed market segment growth rates; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. In addition to being used in our goodwill impairment analysis, the same estimates are used in the planning for both our long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. During the fourth quarter of 2003, we completed our most recent review which did not result in the recording of an impairment charge. We may incur charges for the impairment of goodwill in the future if a business segment fails to achieve our assumed revenue growth rates or assumed operating margin results.

The i-FRONTIER purchase agreement provides for future contingent payments in 2004 and 2006, which will be determined based upon the operating results of i-FRONTIER through December 31, 2005. Any contingent payments will be recorded as goodwill. The calculation of the contingent payments is based upon a combination of a multiple of earnings through December 31, 2005 and an amount equal to the value of net assets at the date of acquisition. The agreement includes the potential for an interim payment based upon i-FRONTIER earnings during the two years ending December 31, 2003, which is partially refundable based upon i-FRONTIER earnings during the four years ending December 31, 2005.

The GO TOAST purchase agreement provides for future contingent payments in 2005 and 2006, which will be determined based upon the actual revenue results of GO TOAST through December 31, 2005. The future contingent payments, when and if made, will be recorded as goodwill.

The NetConversions purchase agreement provides for future contingent payments, a portion of which shall be paid after the month in which a certain operating income milestone is met and the remainder shall be paid in 2006 based upon the earnings of NetConversions through January 31, 2006. These payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

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

Due to our history of operating losses we have provided full valuation allowances on net deferred tax assets. We achieved our first year of profitability in 2003. If we continue to achieve consecutive quarters of increasing profitability, it could become more likely than not that we will fully realize net deferred tax assets in a future period in which case we will reverse all or some of the valuation allowance. If this occurs it would favorably impact net income.

Estimates and Assumptions Related to Financial Statements

The discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenues, the allowance for doubtful accounts, intangible assets, goodwill, state, local and federal income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Washington State tax authorities issued a ruling in 2002 that permits us to exclude amounts paid by us to purchase media for clients, that is ultimately billed to and paid for by clients, from the measure of Washington State business and occupation tax. We received reporting instructions from Washington State tax authorities that disallows this exclusion in future periods beginning in February 2003. We are considering alternatives to mitigate the resulting adverse tax consequences, including evaluation of tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax and assertion of administrative remedies in accordance with Washington State tax regulations.

Results of Operations

The following table presents statements of operations data for each of our lines of business for the three months ended March 31, 2004 and 2003. Our discussion of revenue and cost of revenue for our digital marketing services segment provides revenue and cost of revenue as if cost of media purchases were excluded (net revenue). Net revenue and cost of revenue for 2003 may be considered non-GAAP financial measures. We believe this net revenue and cost of revenue analysis facilitates a better comparison to results of our digital marketing services in 2004 due to the contractual changes discussed previously. Beginning January 1, 2004 all revenue from Avenue A is recorded net of media purchases. The results of any period are not necessarily indicative of results for any future period.

(in thousands)	Digital Marketing Services	Digital Marketing Technologies	Digital Performance Media	Unallocated Corporate Expenses	Total
	Three months ended March 31, 2004
Revenue	$9,862	$11,995	$785	—	$22,642
Costs and expenses:
Cost of revenue	—	3,066	972	—	4,038
Client support	6,643	—	203	—	6,846
Product development	—	1,492	—	—	1,492
Sales and marketing	177	1,667	—	—	1,844
General and administrative	962	1,529	50	1,528	4,069
Amortization of deferred stock compensation	—	—	—	—	—
Amortization of intangible assets	—	—	—	513	513

Total costs and expenses	7,782	7,754	1,225	2,041	18,802

Income from operations	$2,080	$4,241	$(440)	$(2,041)	3,840

Interest and other income, net					580
Provision for income taxes					273
Net income					$4,147

	Three months ended March 31, 2003
Revenue	$7,152	$7,736	—	—	$14,888	[1]
Costs and expenses:
Cost of revenue	—	2,374	—	—	2,374	[1]
Client support	5,117	—	—	—	5,117
Product development	68	860	—	—	928
Sales and marketing	410	979	—	—	1,389
General and administrative	724	945	—	1,642	3,311
Amortization of deferred stock compensation	—	—	—	303	303
Amortization of intangible assets	—	—	—	60	60

Total costs and expenses	6,319	5,158	—	2,005	13,482

Income from operations	$833	$2,578	$—	$(2,005)	1,406

Interest and other income, net					537
Provision for income taxes					67
Net income					$1,876

[1]	Effective January 1, 2004, Avenue A began recording revenue and cost of revenue exclusive of the costs paid to publishers for media as a result of contractual changes with advertiser and publishers. In this presentation, during the quarter ended March 31, 2003, net revenue and cost of revenue was $14,888 and $2,374, respectively, which exclude media costs of $32,645. Net revenue and costs of revenue is used in 2003 for better comparability with the 2004 results.

Revenue

Revenue from digital marketing services increased to $9.9 million for the quarter ended March 31, 2004 from $7.2 million for the quarter ended March 31, 2003. The increase in revenue is primarily attributed to contributions made by new clients evidenced by 63 clients generating revenue during the quarter ended March 31, 2004, compared to 57 and 45 during the quarter ended December 31, 2003 and March 31, 2003, respectively. The increase in revenue also takes into account the impact on revenue of the loss of a significant client during July 2003. In addition to new clients, we experienced strong spending from several existing large clients as they expanded their online advertising budgets. With the change from gross to net revenue reporting, we also experienced a significant decrease in our client concentration. During the quarter ended March 31, 2004, revenue from our top 5 clients was 38% of our total revenue compared to 75% during the quarter ended March 31, 2003.

Revenue from digital marketing technologies increased to $12.0 million for the quarter ended March 31, 2004 from $7.7 million from the quarter ended March 31, 2003. The increase in revenue is primarily the result of an increased client base of both agencies and direct advertisers around the world as Atlas DMT continues to gain market share and increased revenue from existing customers as they increase their use of the Atlas DMT technology. In addition, GO TOAST and NetConversions contributed $1.3 million to revenue of digital marketing technologies during the quarter ended March 31, 2004. As of March 31, 2004, Atlas DMT had 128 clients compared to 121 and 76 at December 31, 2003 and March 31, 2003, respectively.

Revenue from digital performance media was $785,000 for the quarter ended March 31, 2004 and is comprised of the gross value of the advertising space that was purchased for our clients and our fee for providing such service. Digital performance media consists of our DRIVEpm operating unit that was formed during the quarter ended December 31, 2003 and launched as a separate line of business to the public during the quarter ended March 31, 2004.

Cost of revenue

Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue increased to $3.0 million for the quarter ended March 31, 2004 from $2.4 million for the quarter ended March 31, 2003. The increase in cost of revenue was primarily due to increased headcount associated with client support for our digital marketing technologies line of business. The increased headcount was a result of the acquisitions of GO TOAST in December 2003 and NetConversions in February 2004 and additional client support personnel necessary to support new Atlas DMT clients. As of March 31, 2004, there were 40 client support personnel associated with digital marketing technologies compared to 29 as of March 31, 2003. In addition, there were 20 production support personnel as of March 31, 2004 compared to 18 as of March 31, 2003.

Cost of revenue associated with our digital performance media was $972,000 for the quarter ended March 31, 2004 and relates to the cost of the advertising space that is purchased from Web sites to resell to our clients.

Client Support

Client support expenses associated with our digital marketing services consist primarily of salaries and related expenses for client support personnel for our interactive advertising agencies, Avenue A and i-FRONTIER. Client support expenses increased to $6.6 million for the quarter ended March 31, 2004 from $5.1 million for the quarter ended March 31, 2003. The increase in client support expenses was primarily due to the increased headcount necessary to support new clients and increased spending by existing clients. As of March 31, 2004 there were 228 client support personnel in our digital marketing services line of business compared to 170 as of March 31, 2003. In general, increased spending from existing clients requires only modest increases in client support costs, while increased spending from new clients further increases the need for client support staff, resulting in more significant increases in client support costs.

Product Development

Product development expenses consist primarily of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas™ Digital Marketing Suite for marketing to external clients. Product development expenses increased to $1.5 million for the quarter ended March 31, 2004 compared to $928,000 for the quarter ended March 31, 2003. The increases in product development expenses were primarily due to lower capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite. During the quarter ended March 31, 2004 and 2003, we capitalized $74,000 and $390,000 of certain direct costs, respectively, in accordance with the guidance provided in

Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or obtained for Internal Use.” In addition, the increase was due to increase in product development personnel as a result of the acquisition of GO TOAST and NetConversions and an increased emphasis on product development efforts in 2004. As of March 31, 2004, there were 43 product development personnel compared to 28 as of March 31, 2003.

Sales and Marketing

In general, our digital marketing services line of business acquires clients through a consultative approach using our existing client service teams. Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive advertising agencies, Avenue A and i-FRONTIER. In addition, these sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications. Sales and marketing expenses decreased to $177,000 for the quarter ended March 31, 2004, from $410,000 for the quarter ended March 31, 2003. The decrease in sales and marketing expenses was primarily due to decreases in performance-based compensation costs compared to those recorded in 2003. As of March 31, 2004 there were three sales and marketing personnel in our digital marketing services line of business compared to four as of March 31, 2003.

Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and related expenses for our sales force, including an agreement with an entity in the U.K. to provide sales of the Atlas Digital Marketing Suite in the U.K. In addition, these expenses include salaries of marketing personnel and marketing costs such as trade shows and the costs of advertising our services in trade publications. Sales and marketing expenses increased to $1.7 million for the quarter ended March 31, 2004, from $979,000 for the quarter ended March 31, 2003. The increase in sales and marketing expenses was primarily due an increase in sales and marketing efforts in order to gain more acceptance in the marketplace, especially in Europe in which we have an agreement with an entity that provides sales and service support to Atlas DMT in the United Kingdom. Under the agreement we pay the entity commissions based on a specified percentage of qualifying revenues. In addition, the increase can be attributed to the addition of Go Toast and NetConversion sales personnel and their related sales and marketing efforts. As of March 31, 2004 there were 22 sales and marketing personnel in our digital marketing technologies line of business compared to 14 as of March 31, 2003.

General and Administrative

General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource and administrative personnel, professional fees, and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist of a direct allocation of these costs. General and administrative expenses increased to $4.1 million for the quarter ended March 31, 2004, from $3.3 million for the quarter ended March 31, 2003. The increase in general and administrative expenses was primarily due to increased headcount necessary to support the growth of our operating units. As of March 31, 2004, there were 56 corporate personnel compared to 35 as of March 31, 2003.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation is being amortized on an accelerated basis over the four-year vesting period of the applicable options. There is no amortization expense for deferred stock compensation for the quarter ended March 31, 2004 as deferred stock compensation was fully amortized as of December 31, 2003. Amortization of deferred stock compensation was $303,000 for the quarter ended March 31, 2003.

Amortization of Intangible Assets

Amortization of intangible assets relates to the customer base and non-compete agreement recorded in connection with the purchase of i-FRONTIER in November 2002, Go Toast in December 2003, and NetConversions in February 2004. Amortization of intangible assets was $513,000 and $60,000 during the quarters ended March 31, 2004 and 2003, respectively. Amortization of the intangible assets associated with the purchased technology is recorded as a cost of revenue and was $20,000 and $13,000 during the quarter ended March 31, 2004 and 2003, respectively.

Interest and Other Income, Net

Net interest and other income consist primarily of earnings on our cash, cash equivalents, and short-term investments. Net interest and other income was $580,000 and $537,000 for the quarter ended March 31, 2004 and 2003, respectively.

Provision for Income Taxes

Provision for income taxes was $273,000 and $67,000 during the quarters ended March 31, 2004 and 2003, respectively. Federal income tax expense was approximately $139,000 during the quarter ended March 31, 2004 and is comprised of alternative minimum tax of $90,000 and long-term deferred tax of $49,000. State and local current income tax expense was approximately $134,000 during the quarter ended March 31, 2004. The dollar increase was due to greater income from operations, interest and other income earned in 2004. The effective tax rate increase was due to changes in management’s estimates during 2003. The effective tax rate is subject to management’s judgements and estimates and may be impacted during the year ended December 31, 2004, if we determine that an adjustment to the valuation allowances on net deferred tax assets is appropriate.

Outlook for 2004

Through the addition of new clients and increased spending from existing clients in all three of our lines of business, we anticipate continued growth in revenue and earnings during the remainder of 2004. For the quarter ended June 30, 2004, we anticipate revenue between $22.0 and $24.0 million and diluted earning per share between $0.05 and $0.06 per diluted share. For the year ended December 31, 2004, we anticipate revenue between $94.0 and $102.0 million and diluted earnings per share between $0.27 and $0.31 per diluted share.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

As of March 31, 2004, we had cash and cash equivalents of $57.8 million and short-term investments of $79.3 million. As of March 31, 2004, we had no outstanding debt.

Net Cash from Operating Activities

Net cash provided by operating activities was $17.3 and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by the timing of cash collections from our clients and the subsequent cash payments for purchases of media on behalf of our clients.

Under our prior Avenue A contract structure in 2003, we were liable for media purchases for our clients and the payment of publisher invoices was not dependent on receipt of payment from our clients. As such, during the quarter ended March 31, 2003, the cash generated from operating activities has been influenced by the timing of payments received from clients and payment to publisher Web sites. Effective January 1, 2004, under our new contract structure, Avenue A’s clients are directly liable for media purchases and we are not legally required to pay publisher invoices without previous payment from our client for that media purchase. We believe this change influenced our cash flow from operating activities as the timing of payments for media purchases is now influenced by the timing of payment received by our clients for such media purchases.

Although our cash flow from operating activities is influenced primarily by the timing of media payments and our client concentration, the cash received from our clients for our services exceeds the funds necessary to maintain current operations.

Net Cash from Investing Activities

Our investing activities primarily relate to the purchase and sale of short term investments, purchases of property and equipment, and acquisition related activities. Net cash provided by investing activities was $6.1 and $8.8 million for the three months ended March 31, 2004 and 2003, respectively.

In accordance with our investment policy, we purchase primarily investment-grade marketable securities with maturities of less than two years. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. During the quarter ended March 31, 2004 and 2003, we had net sales of marketable securities of $10.9 and $10.2 million, respectively.

Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, computer hardware and software for the development of our proprietary technology, and leasehold improvements for our facilities. In addition, capital expenditures related to computer hardware and software for the development of our proprietary technologies, including our ad serving capabilities, and leasehold improvements for our new Atlas DMT facility in Seattle. These leasehold improvements are being fully reimbursed by the landlord. During the quarter ended March 31, 2004 and 2003, capital expenditures were $525,000 and $1.4 million respectively.

In February 2004, we purchased NetConversions for $4.0 million, which includes net cash acquired of $60,000 and acquisition costs of $145,000. An additional $550,000 in cash will be paid upon completion of certain post-closing requirements. NetConversions is eligible for future contingency payments. See discussion of contingency payments in Commitments section below.

Net Cash from Financing Activities

Our financing activities primarily relate to the payments made on notes payable and the proceeds from issuance of common stock through our stock option and employee stock purchase plans.

In 2003, we paid the remaining balance on our notes payable and as of December 31, 2003, we had no outstanding debt. Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $1.6 million and $543,000 for the three months ended March 31, 2004 and 2003, respectively.

Since our inception, we have significantly increased our operating expenses. Due to the estimated increase in revenue in 2004, we currently anticipate that we will continue to experience some growth in our operating expenses and such expenses will be a material use of our cash resources. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond.

Commitments

In March 2003, we entered into an agreement with an entity that provides sales and service support to Atlas DMT in the United Kingdom. Under the agreement, we pay the entity commissions based on a specified percentage of qualifying revenues. If the contract is terminated by Atlas DMT, we will pay the lesser of a specified percentage of qualifying revenues or $1,000,000.

The i-FRONTIER purchase agreement provides for potential contingent payments in 2004 and 2006, which are determined by the operating results of our i-FRONTIER operating unit for the four years ending December 31, 2005. The Company estimates that future payments will range from $11.7 to $18.5 million. This estimate will be adjusted based on actual earnings over the four years ending December 31, 2005. Our estimates require judgment, based on estimating the future earnings of i-FRONTIER. We cannot assure you that actual future payments will not be materially different than our current estimates.

The GO TOAST purchase agreement provides for future contingent payments in 2005 and 2006, which will be determined based upon the revenue of GO TOAST through December 31, 2005. In the event that GO TOAST achieves results consistent with management’s current forecasts, we estimate that future payments will range from $1.7 to $3.5 million with a maximum potential payment of $4.0 million. However, these payments will be adjusted based on actual revenue over the two years ending December 31, 2005 will only be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

The NetConversions purchase agreement provides for up to $2.5 million in future contingent payments, a portion of which shall be paid after the month in which a certain operating income milestone is met and the remainder of which shall be paid in 2006 based upon the earnings of NetConversions through January 31, 2006. In the event that NetConversions achieves results consistent with management’s current forecasts, we estimate that future payments will range from $300,000 to $1.0 million. These payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

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

In April 2002 we filed a lawsuit against 24/7 Real Media, Inc. in the United States District Court for the Western District of Washington seeking a declaratory judgment that aQuantive is not infringing any claims of U.S. patent no. 6,026,368 and/or that the claims of the patent are invalid. On May 10, 2002, 24/7 Real Media filed an answer to our complaint and counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. In January 2003 we filed a motion for partial summary judgment of non-infringement, which was granted on July 3, 2003. 24/7 Real Media appealed this judgment, and on March 11, 2004 the grant of summary judgment of non-infringement was affirmed on appeal by the United States Court of Appeals for the Ninth Circuit. In April 2004, 24/7 Real Media filed a petition with the Court of Appeals, requesting a rehearing of the appeal and suggesting that the rehearing be en banc. In May 2004 this petition was denied by the Court of Appeal. The parties have stipulated that if the lower court’s order is affirmed on appeal, neither party will pursue any of their remaining claims in this case.

We are also currently the subject of a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures generally relating to commissions to be earned by the underwriters, contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. Please see Part 1, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete description of this matter.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(d) Use of Proceeds

On February 28, 2000, the SEC declared effective our registration statement on Form S-1 (File No. 333-92301) as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. As of March 31, 2004, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601 of Regulation S-K

10.26	Employment agreement between the registrant and Ona Karasa dated September 9, 2002

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On January 29, 2004, we furnished a report on Form 8-K (Items 7 and 12).

On February 3, 2004, we filed a report on Form 8-K (Items 7 and 9).

On February 9, 2004, we filed a report on Form 8-K (Item 9).

On March 18, 2004 we filed a report on Form 8-K (Item 5).

On March 19, 2004 we filed a report on Form 8-K (Item 9).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2004.

AQUANTIVE, INC.

By:	/s/ MICHAEL VERNON

Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)