Form 10-Q
period 2004-06-30
AQUANTIVE INC
filed 2004-08-09
CIK 1071806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of July 30, 2004 was 61,296,931.

AQUANTIVE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2004

Item 1. Condensed Consolidated Financial Statements

AQUANTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$81,941	$32,797
Short-term investments	65,419	90,458
Accounts receivable, net of allowances of $2,510 and $2,033, respectively	63,933	48,480
Other receivables	522	1,674
Prepaid expenses and other current assets	1,725	1,141

Total current assets	213,540	174,550
Property and equipment, net	9,661	6,802
Goodwill	13,691	10,946
Other intangible assets, net	8,004	7,106
Other assets	1,623	1,355

Total assets	$246,519	$200,759

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,219	$50,097
Accrued expenses	11,946	8,232
Pre-billed media	9,998	4,545
Deferred rent, current portion	341	285
Deferred revenue	5,198	5,773

Total current liabilities	100,702	68,932
Deferred rent, less current portion	1,282	1,234
Deferred income taxes	198	54

Total liabilities	102,182	70,220

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 61,177 and 60,167 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	612	602
Paid-in capital	223,124	220,637
Accumulated deficit	(79,327)	(90,982)
Accumulated other comprehensive income	(72)	282

Total shareholders’ equity	144,337	130,539

Total liabilities and shareholders’ equity	$246,519	$200,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands except per share amounts)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Revenue	$27,849	$51,961	$50,491	$99,494
Costs and expenses:
Cost of revenue (excluding amortization of deferred stock compensation of $47 and $94 during the three and six months ended June 30, 2003, respectively)	4,497	39,152	8,535	74,171
Client support (excluding amortization of deferred stock compensation of $171 and $344 during the three and six months ended June 30, 2003, respectively)	7,393	4,946	14,239	10,063
Product development (excluding amortization of deferred stock compensation of $28 and $57 during the three and six months ended June 30, 2003, respectively)	1,414	759	2,906	1,687
Sales and marketing (excluding amortization of deferred stock compensation of $18 and $36 during the three and six months ended June 30, 2003, respectively)	2,140	1,134	3,984	2,523
General and administrative (excluding amortization of deferred stock compensation of $37 and $73 during the three and six months ended June 30, 2003)	4,521	3,629	8,590	6,940
Amortization of deferred stock compensation	—	301	—	604
Amortization of intangible assets	333	72	846	132

Total costs and expenses	20,298	49,993	39,100	96,120

Income from operations	7,551	1,968	11,391	3,374
Interest and other income, net	477	507	1,057	1,044

Income before provision for income taxes	8,028	2,475	12,448	4,418
Provision for income taxes	520	97	793	164

Net income	$7,508	$2,378	$11,655	$4,254

Basic net income per share	$0.12	$0.04	$0.19	$0.07

Diluted net income per share	$0.11	$0.03	$0.17	$0.06

Shares used in computing basic net income per share	60,965	59,099	60,741	58,786

Shares used in computing diluted net income per share	69,753	68,104	69,752	66,833

Comprehensive income:
Net income	$7,508	$2,378	$11,655	$4,254
Items of comprehensive (loss) income	(298)	42	(354)	63

Comprehensive income	$7,210	$2,420	$11,301	$4,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,655	$4,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,758	2,447
Non-cash compensation	—	326
Amortization of premiums on short-term investments	506	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15,228)	(21,081)
Other receivables, prepaid expenses and other current assets	575	(1,307)
Other assets	(250)	427
Accounts payable	23,115	9,292
Accrued expenses	3,164	(896)
Pre-billed media	5,453	1,517
Deferred rent	104	—
Deferred revenue	(747)	2,815
Deferred taxes	144	17

Net cash provided by (used in) operating activities	31,249	(2,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,539)	(2,867)
Sales (purchases) of marketable securities, net	24,179	(2,604)
GO TOAST acquisition costs	(208)	—
Purchase of NetConversions, net of cash acquired $60	(4,035)	—

Net cash provided by (used in) investing activities	15,397	(5,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	—	(875)
Proceeds from issuance of common stock and exercises of common stock options	2,498	1,717

Net cash provided by financing activities	2,498	842

Net increase (decrease) in cash and cash equivalents	49,144	(6,818)
Cash and cash equivalents, beginning of period	32,797	32,248

Cash and cash equivalents, end of period	$81,941	$25,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Since January 1, 2001, the Company has operated in two lines of business: digital marketing services and digital marketing technologies. Effective January 1, 2004, the Company established a third line of business, digital performance media. The Company’s digital marketing services line of business, including interactive advertising agencies Avenue A and i-FRONTIER, provides service offerings to clients that include web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine marketing, and creative and Web site development. The Company’s digital marketing technologies line of business, including Atlas DMT and the recently acquired GO TOAST and NetConversions, provides a digital marketing management system to manage digital marketing programs and Web site effectiveness. The Company’s digital performance media line of business, including DRIVEpm, serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2003, 2002, and 2001, as included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications: During the three and six months ended June 30, 2004, the Company reclassified the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly associated with delivering advertisements over the Internet from client support to cost of revenue. Prior year amounts have been reclassified to conform to the current year presentation. Certain other prior year amounts have been reclassified to conform to the current year presentation.

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

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands except per share amounts)

(unaudited)

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

Digital Marketing Technologies

Digital marketing technologies includes Atlas DMT, AtlasOnePoint, AtlasSearch and NetConversions. Digital marketing technologies provides digital marketing technology services to manage digital marketing programs and Web site effectiveness. These services are offered online through the Atlas Digital Marketing Suite as are Atlas DMT’s other services such as GRP and Reach Forecaster, AtlasOnePoint, AtlasSearch, Atlas Vital Signs, and Atlas NetConversions. Such services are recognized based on either volume or subscription except for Atlas NetConversions which is recognized using a proportional performance method of accounting. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

Digital Performance Media

Digital performance media includes DRIVEpm which serves as a liaison between online publishers and advertisers by securing blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. Digital performance media offers both the Performance program as well as the Selector program. Under the Performance program, clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector program, clients can focus ad impressions on those users that fit a predetermined customer segment. Revenue for these programs is volume-based and generally recognized based on the volume in the period of usage. In accordance with EITF 99-19, revenue generated from digital performance media is recognized under the gross method, which consists of the gross value of digital performance media’s billings to clients and includes the price of the advertising space that digital performance media purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, digital performance media purchases advertising space from publisher Web sites and sells the purchased space to clients and is ultimately responsible for payment to Web sites for the cost of space purchased.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands except per share amounts)

(unaudited)

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

The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004		2003	2004	2003
Customer A		*	34%	*	33%
Customer B		*	18%	*	20%
Customer C	20%		*	20%	*

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from the same customers is as follows (if applicable):

	June 30, 2004	December 31, 2003
Customer A	13%	11%
Customer C	18%	*
Customer D	*	13%
Customer E	*	11%

*	Less than 10%

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

Stock-Based Compensation: The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123 and SFAS No 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. The Company has not issued any non-qualified stock options to non-employees during the quarters ended March 31, 2004 and 2003 and therefore has not recorded any compensation expense for those periods.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands except per share amounts)

(unaudited)

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$7,508	$2,378	$11,655	$4,254
Add: Stock-based employee compensation expense included in reported net income	—	301	—	604
Deduct: total stock-based compensation determined under fair value based method for all awards	(2,175)	(1,968)	(4,308)	(4,098)

Pro forma net income, fair value method for all stock-based awards	$5,333	$711	$7,347	$760
Basic net income per share:
As reported	$0.12	$0.04	$0.19	$0.07
Pro forma	$0.09	$0.01	$0.12	$0.01
Diluted net income per share:
As reported	$0.11	$0.03	$0.17	$0.06
Pro forma	$0.08	$0.01	$0.11	$0.01

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	June 30,
	2004	2003
Weighted average risk-free interest rate	1.41-4.60%	2.93-3.54%
Expected lives (in years)	1-6.5	1-6.5
Expected volatility	104%	111%

3. Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (numerator for basic and diluted)	$7,508	$2,378	$11,655	$4,254

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	60,965	59,123	60,741	58,824
Less: Weighted average common shares subject to repurchase	—	24	—	38

Shares used in computation of basic net income per share	60,965	59,099	60,741	58,786

Add: Dilutive effect of employee stock options	8,788	9,005	9,011	8,047

Shares used in computation of diluted net income per share	69,753	68,104	69,752	66,833

Basic net income per share	$0.12	$0.04	$0.19	$0.07

Diluted net income per share	$0.11	$0.03	$0.17	$0.06

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands except per share amounts)

(unaudited)

During the three and six months ended June 30, 2004 and 2003, using the “treasury stock method,” 819, 791,1,885 and 2,044 weighted common stock equivalent shares, respectively, related to stock options are excluded in the calculation of diluted net income per share, as their effect is anti-dilutive.

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

Beginning in 2004, the Company has reclassified revenue and expenses associated with an analytics and optimization product that is used by the digital performance media line of business, and which it markets to certain publishers from the digital marketing services segment, where it was developed, to the digital marketing technologies segment. The results below reflect a reclass of $592 and $1,184 in revenue and $271 and $578 in expenses during the three and six months ended June 30, 2003, respectively, related to this change. During the three and six months ended June 30, 2003, the Company also reclassified $219 and $701 of corporate expenses to digital marketing services and technologies to provide consistency with the presentation of results for the three and six months ended June 30, 2004, respectively.

Beginning in 2004, the Company now reports all revenues derived from selling proprietary ad serving technologies through its digital marketing services as part of the revenue of Atlas DMT.

Effective January 1, 2004, as a result of contractual change with advertisers and publisher, Avenue A began recording revenue and cost of revenue exclusive of the costs paid to publishers for media as a result of contractual changes with advertisers and publishers. The table below provides revenue and cost of revenue exclusive of the cost of media purchased for Avenue A clients. Management believes these may be non-GAAP financial measures. The Company has presented net revenue and cost of revenue to provide additional information that will facilitate comparisons with their industry competitors and allow for better comparability with our 2004 results. A reconciliation of net revenue and cost of revenue has been provided below the table.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands except per share amounts)

(unaudited)

Segment information for the three and six months ended June 30, 2004 and 2003 is as follows:

	Digital Marketing Services	Digital Marketing Technologies	Digital Performance Media	Unallocated Corporate Expenses	Total
	Three Months ended June 30, 2004
Revenue	$12,785	$14,399	$665	—	$27,849
Costs and expenses:
Cost of revenue	—	3,605	700	192[2]	4,497
Client support	7,102	—	291	—	7,393
Product development	—	1,414	—	—	1,414
Sales and marketing	179	1,961	—	—	2,140
General and administrative	812	1,519	48	2,142	4,521
Amortization of intangible assets	—	—	—	333	333

Total costs and expenses	8,093	8,499	1,039	2,667	20,298

Income (loss) from operations	$4,692	$5,900	$(374)	$(2,667)	$7,551

	Three Months ended June 30, 2003
Revenue	$7,016	$8,191	—	—	$15,207[1]
Costs and expenses:
Cost of revenue	—	2,398	—	—	2,398[1]
Client support	4,946	—	—	—	4,946
Product development	—	759	—	—	759
Sales and marketing	148	986	—	—	1,134
General and administrative	1,035	1,095	—	1,499	3,629
Amortization of deferred stock compensation	—	—	—	301	301
Amortization of intangible assets	—	—	—	72	72

Total costs and expenses	6,129	5,238	—	1,872	13,239

Income (loss) from operations	$887	$2,953	$—	$(1,872)	$1,968

	Six Months ended June 30, 2004
Revenue	$22,647	$26,394	$1,450	—	$50,491
Costs and expenses:
Cost of revenue	—	6,671	1,672	192[2]	8,535
Client support	13,745	—	494	—	14,239
Product development	—	2,906	—	—	2,906
Sales and marketing	356	3,628	—	—	3,984
General and administrative	1,774	3,048	98	3,670	8,590
Amortization of intangible assets	—	—	—	846	846

Total costs and expenses	15,875	16,253	2,264	4,708	39,100

Income (loss) from operations	$6,772	$10,141	$(814)	$(4,708)	$11,391

	Six Months ended June 30, 2003
Revenue	$14,168	$15,927	—	—	$30,095[1]
Costs and expenses:
Cost of revenue	—	4,772	—	—	4,772[1]
Client support	10,063	—	—	—	10,063
Product development	68	1,619	—	—	1,687
Sales and marketing	558	1,965	—	—	2,523
General and administrative	1,759	2,040	—	3,141	6,940
Amortization of deferred stock compensation	—	—	—	604	604
Amortization of intangible assets	—	—	—	132	132

Total costs and expenses	12,448	10,396	—	3,877	26,271

Income (loss) from operations	$1,720	$5,531	$—	$(3,877)	$3,374

[1]	Effective January 1, 2004, Avenue A, included in the digital marketing services segment, began recording revenue and cost of revenue exclusive of the costs paid to publishers for media as a result of contractual changes with advertisers and publishers. In this presentation, during the three months ended June 30, 2003, net revenue and cost of revenue was $15,207 and $2,398, respectively, which exclude media costs of $36,754. During the six months ended June 30, 2003, net revenue and cost of revenue was $30,095 and $4,772, respectively, which exclude media costs of $69,399. Net revenue and cost of revenue is used for the three and six months ended June 30, 2003 for better comparability with the 2004 results.
[2]	During the three and six months ended June 30, 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of intangible assets associated with the developed technology acquired through the acquisition of GO TOAST and NetConversions.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands except per share amounts)

(unaudited)

The Company recorded $1,448, $2,636, $516 and $906 of revenue to international customers during the three and six months ended June 30, 2004 and 2003, respectively.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of June 30, 2004 and 2003.

5. Acquisitions

Effective December 12, 2003, the Company acquired 100% of the outstanding membership interests of GO TOAST, a provider of paid search and optimization technology located in Centennial, Colorado. The Company acquired GO TOAST to further enhance the Company’s digital marketing technology offerings with the addition of a technology solution for paid search management optimization and a strong client portfolio. In connection with the acquisition, the Company paid $12,600 in cash and $1,308 in common stock (138 shares at $9.43 per share) for all of the outstanding membership interests of GO TOAST, LLC and eonMedia, LLC. The Company also incurred $353 in acquisition costs, for a total initial purchase price of $14,261. The purchase agreement also includes future contingent payments in 2005 and 2006, which will be determined based upon the revenue of GO TOAST through December 31, 2005. In the event that GO TOAST achieves results consistent with management’s current forecasts, the Company estimates that future payments will range from $1,700 to $3,500 with a maximum potential payment of $4,000. However, these payments will be adjusted based on actual revenue over the two years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill. Beginning December 12, 2003, the results of GO TOAST are included in the consolidated results of the Company. The GO TOAST service offering is included in the Digital Marketing Technologies segment and has been branded as Atlas One Point.

Effective February 9, 2004, the Company also acquired NetConversions, a provider of Web site usability technology and services for optimizing marketers’ websites located in Seattle, Washington. The Company acquired NetConversions for its strong client portfolio and to further enhance the technology offerings of its Atlas DMT operating unit with the addition of a technology and service that delivers data-driven analysis and recommendations for website performance that improves user experiences and increases bottom-line results. The Company paid $3,950 in cash in exchange for 100% of the stock of NetConversions. An additional $550 has been accrued at June 30, 2004 and will be paid when certain post-closing requirements are met. As of June 30, 2004, the Company also incurred $145 in acquisition costs, for a total initial purchase price of $4,645. The purchase agreement also includes up to $2,500 in future contingent payments, a portion of which shall be paid after the month in which a certain operating income milestone is met and the remainder of which shall be paid in 2006 based upon the earnings of NetConversions through January 31, 2006. In the event that NetConversions achieves results consistent with management’s current forecasts, the Company estimated that future payments will range from $300 to $1,000. However, these payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill. Beginning February 9, 2004, the results of NetConversions are included in the consolidated results of the Company. The Net Conversions service offering is included in the Digital Marketing Technologies segment and has been branded as Atlas NetConversions.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands except per share amounts)

(unaudited)

The unaudited pro forma combined historical results of operations, as if GO TOAST and NetConversions had been acquired on January 1, 2003 are as follows:

	Three Months ended June 30,	Six Months ended June 30,
	2003	2003
Total revenues	$52,681	$101,143
Net income	$2,607	$4,825
Basic net income per share	$0.04	$0.08
Diluted net income per share	$0.04	$0.07

The actual results were not materially different than the unaudited pro forma results for the three and six months ended June 30, 2004. The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

6. Intangible Assets

In connection with the acquisition of i-FRONTIER in November 2002, GO TOAST in December 2003, and NetConversions in February 2004, the Company recorded goodwill and intangible assets. The intangible assets acquired through the acquisition of i-FRONTIER consisted of a non-compete agreement, customer relationships, and developed technology which will be amortized over a five, seven, and three year life, respectively. The intangible assets acquired through the acquisition of GO TOAST consisted of a non-compete agreement, customer relationships, and developed technology which will be amortized over a two, five, and four year life, respectively. The intangible assets acquired through the acquisition of NetConversions consisted of a non-compete agreement, customer relationships, developed technology, and consulting service model all of which will be amortized a three year life.

As of June 30, 2004, goodwill and other intangible assets, net consisted of the following:

	i-FRONTIER	GO TOAST	NetConversions
Non-compete agreement	$118	$11	$118
Customer relationships	1,379	2,887	591
Developed technology	113	1,779	655
Consulting service model	—	—	353
Goodwill	2,292	8,864	2,535

	$3,902	$13,541	$4,252

7. Legal Proceedings

The Company is currently the subject of a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which has not yet been approved by the Court and is subject to a number of procedural conditions. The Company believes this lawsuit is without merit and is vigorously defending against it. The pending lawsuit could seriously harm the Company’s business. In addition, the Company may be subject to additional suits in the future by government entities or other third parties regarding the Company’s collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws, any of which could seriously harm the Company’s business.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(in thousands except per share amounts)

(unaudited)

8. Subsequent Events

In July 2004, the Company completed the acquisition of interactive advertising agency, SBI.Razorfish, an Internet marketing and consulting firm. Combined with interactive agency Avenue A, the resulting brand identity for the Company’s core agency business is now Avenue A/Razorfish. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with customers. In connection with the acquisition, the Company paid SBI.Razorfish $85.0 million in cash and issued approximately $75.0 million in convertible notes (Notes). The Notes mature on January 28, 2008 and accrue interest on the principal at an annual rate initially at 1.5%, increasing to 1.75% on January 1, 2005 and increasing 0.50% each quarter thereafter up to a maximum interest rate of 7.0%. Interest payments are made semi-annually on December 15 and June 15 of each year, with the first payment to be made on December 15, 2004. The principal amount of the Notes, together with all accrued and unpaid interest, due and owing under the Note shall be convertible at any time on or before the close of business on the maturity date into shares of the Company’s common stock, $.01 par value, at an initial conversion price of $15.58 per share, with the conversion rate decreasing each quarter beginning on January 1, 2005 down to a minimum conversion price of $12.36 per share. The notes are redeemable by the Company at any time prior to maturity at a redemption price equal to one hundred percent (100%) of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest and the Company is required to redeem the notes prior to an acquisition or change of control of the Company. The allocation of purchase price to intangible assets will be completed during the three months ending September 30, 2004 and disclosed in our Form 10-Q for the three and nine months ending September 30, 2004.

In July 2004, the Company acquired 100% of the outstanding shares of U.K.-based Goon.com, the parent entity of TechnologyBrokers, the European reseller of AtlasDMT technology, and Media Brokers, a performance-based media company. TechnologyBrokers has been the exclusive sales and customer service partner for AtlasDMT in Europe since 2002. MediaBrokers was founded in 2001, and like the Company’s DRIVEpm business, helps publisher monetize their unsold media space while providing agencies and direct advertisers with a performance-based media model. In connection with the acquisition, the Company paid 1,800 British Pounds (approximately $3,200) in cash in exchange for 100% of the stock of the parent entity of TechnologyBrokers and MediaBrokers. The purchase agreement also includes future contingent payments, a portion of which shall be paid provided certain earnings thresholds are met and the remainder of which shall be paid in 2006 based upon the earnings of TechnologyBrokers and MediaBrokers through July 31, 2006. These payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill. The allocation of purchase price to intangible assets will be completed during the three months ending September 30, 2004 and disclosed in our Form 10-Q for the quarter ending September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” “may,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Our actual results could differ materially and adversely from those discussed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition,” included elsewhere in this Quarterly Report and which are incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the three and six months ended June 30, 2004. This is followed by a discussion of the Critical Accounting Policies and Judgments that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 18, we discuss our results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 and also provide our outlook for the remainder of 2004. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity and Capital Resources.”

Overview

We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into three lines of business, digital marketing services, digital marketing technologies, and beginning January 1, 2004, digital performance media. Beginning in 2004, we moved revenue associated with a technology product for publishers, which was developed and managed by Avenue A and had been included in digital marketing services results in the past, to the digital marketing technologies segment. The results for the three and six months ended June 30, 2003 have been adjusted to reflect this change. In addition, beginning in 2004, we are now reporting all revenues derived from selling proprietary ad serving technologies through our digital marketing services as part of revenue of Atlas DMT and the digital marketing technologies line of business.

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

Through our Atlas DMT operating unit, we provide large traditional advertising agencies, specialty interactive advertising agencies, and large direct advertisers who buy media with the ability to manage their digital marketing programs through our proprietary digital marketing management system known as the Atlas Digital Marketing Suite and through our Atlas GRP and Reach Forecaster. In addition, through our Atlas OnePoint and Atlas Search service offerings, we provide our clients paid search management and optimization tools to improve their search engine marketing efforts. We also provide our clients with the ability to manage their Web sites’ effectiveness with our Atlas Vital Signs and Atlas NetConversions tools. We also market to select publishers a technology product that enables them to increase revenue in connection with low value and unsold inventory.

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

The Internet advertising industry saw significant growth in 2003 and this growth has been continuing in 2004. The growth in the Internet advertising industry is difficult to predict as the Internet medium is relatively new and advertising in general can be impacted by general economic factors as well as seasonality, but various external resources estimate that the industry is expected to range anywhere from $7.6 billion to $8.8 billion in 2004. As evidence of the growth in the industry, we experienced a 56% increase in net revenue in 2003 compared to 2002 and this growth has continued in 2004, where we experienced a 68% increase in net revenue during the six months ended June 30, 2004 compared to net revenue for the six months ended June 30, 2003. See further discussion of our results for the three and six months ended June 30, 2004 in the “Results of Operations” section beginning on page 18.

Digital Marketing Services

The digital marketing services industry is continuing to experience growth as more people move online. With the popularity of the Internet growing, the demand grows for advertising space and as a result the industry has seen a shift in the type of media that is being purchased. Two distinct categories of inventory have emerged – high impact, high priced brand inventory, and higher frequency, lower cost performance inventory. The large portals, including Yahoo! and MSN, have experienced the most dramatic rise in rates due to their keen focus on maximizing both types of inventory. Advances in the technology that supports rich media and online video have also led to advertisers now buying high impact, higher priced rich media advertisements. In addition, the industry is experiencing increased demand for effective search engine marketing. We believe the increases in inventory prices has resulted in increased demand for expertise in the media planning and buying in order to more efficiently and effectively manage all media purchases.

As a result of these and other industry trends and the addition of new clients, our digital marketing services line of business experienced significant growth during the three months ended June 30, 2004 resulting in revenues of $12.8 million, compared to $7.0 million in net revenue, which management believes is a non-GAAP financial measure, and which excludes the cost of media purchased for our clients, during the three months ended June 30, 2003. In addition, the digital marketing services line of business had $4.7 million of income from operations, or 37% of revenue, during the three months ended June 30, 2004 compared to $887,000, or 13% of revenue, during the three months ended June 30, 2003. During the three months ended June 30, 2004, we had 65 clients compared to 45 and 63 clients who generated revenue during the three months ended June 30, 2003 and March 31, 2004, respectively. With the addition of new clients, we experienced an increase in client support expenses necessary to support these new clients.

Digital Marketing Technologies

The digital marketing technologies industry is also continuing to experience growth as the Internet continues to attract new advertisers. The growth in the industry is being experienced not only in the United States, but also in Europe. Specifically, according to an industry trade group Britain’s Internet advertising market topped 350 million pounds ($650 million) in 2003, putting the industry on track to surpass commercial radio with the next three years. With the increased international demand for online advertising, in July 2004, we purchased U.K-based TechnologyBrokers, the European reseller of Atlas DMT technology. The industry is also continuing to experience pricing pressures on ad serving as large advertisers ask for discounts.

Supported by the growth in the industry, our digital marketing technologies line of business increased revenues to $14.4 million during the three months ended June 30, 2004, compared to $8.2 million during the three months ended June 30, 2003. This was achieved primarily through the contributions in revenue from new clients added over the past several quarters. In addition, Atlas DMT added a net 39 new clients during the three months ended June 30, 2004 resulting in 167 clients at June 30, 2004. Our clients are located both domestically and internationally, including Canada, the United Kingdom, Germany and Australia. In addition, the growth in revenue was a result of the increased demand for our search engine marketing tools, provided through AtlasOnePoint and AtlasSearch, which are technologies obtained through the purchase of GO TOAST in December 2003. As a result of the growth in revenue, our digital marketing technologies line of business generated $5.9 million of income from operations, or 41% of revenue, during the three months ended June 30, 2004 compared to $3.0 million, or 36% of revenue, during the three months ended June 30, 2003. During the three months ended June 30, 2004, we continued to integrate the technologies purchased to support our search engine and rich media capabilities and enhance our existing Atlas Digital Marketing Suite, resulting in an increase in product development expenses. With the new client additions and recent acquisitions, we experienced increases in cost of revenue, sales and marketing and general and administrative, which are necessary to support this growth.

Digital Performance Media

Effective January 1, 2004, we established a third line of business, digital performance media. Our digital performance media line of business had revenue of $665,000 for the three months ended June 30, 2004, which was generated from 28 clients who participated in either the Selector or Performance programs offered by DRIVEpm. Digital performance media also incurred $1.0 million in costs and expenses, resulting in a loss, which we believe are typical of a business in this early stage of its operations. We expect this loss to continue through the end of 2004.

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

We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2004 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2003.

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

Washington State tax authorities issued a ruling in 2002 that permits us to exclude amounts paid by us to purchase media for clients, that is ultimately billed to and paid for by clients, from the measure of Washington State business and occupation tax. We received reporting instructions from Washington State tax authorities that disallows this exclusion after periods beginning in February 2003. We have since implemented tax planning strategies that may mitigate any potentially adverse tax consequences resulting from this change.

Results of Operations

The following table presents statements of operations data for each of our lines of business for the three and six months ended June 30, 2004 and 2003. Our discussion of revenue and cost of revenue for our digital marketing services segment provides revenue and cost of revenue as if cost of media purchases were excluded (net revenue). Net revenue and cost of revenue for 2003 may be considered non-GAAP financial measures. We believe this net revenue and cost of revenue analysis facilitates a better comparison to results of our digital marketing services in 2004 due to the contractual changes discussed previously. Beginning January 1, 2004 all revenue from Avenue A is recorded net of media purchases. The results of any period are not necessarily indicative of results for any future period.

(in thousands)	Digital Marketing Services	Digital Marketing Technologies	Digital Performance Media	Unallocated Corporate Expenses	Total
	Three months ended June 30, 2004
Revenue	$12,785	$14,399	$665	—	$27,849
Costs and expenses:
Cost of revenue	—	3,605	700	192 [2]	4,497
Client support	7,102	—	291	—	7,393
Product development	—	1,414	—	—	1,414
Sales and marketing	179	1,961	—	—	2,140
General and administrative	812	1,519	48	2,142	4,521
Amortization of intangible assets	—	—	—	333	333

Total costs and expenses	8,093	8,499	1,039	2,667	20,298

Income (loss) from operations	$4,692	$5,900	$(374)	$(2,667)	$7,551

Interest and other income, net					477
Provision for income taxes					520
Net income					$7,508

	Three months ended June 30, 2003
Revenue	$7,016	$8,191	—	—	$15,207[1]
Costs and expenses:
Cost of revenue	—	2,398	—	—	2,398[1]
Client support	4,946	—	—	—	4,946
Product development	—	759	—	—	759
Sales and marketing	148	986	—	—	1,134
General and administrative	1,035	1,095	—	1,499	3,629
Amortization of deferred stock compensation	—	—	—	301	301
Amortization of intangible assets	—	—	—	72	72

Total costs and expenses	6,129	5,238	—	1,872	13,239

Income (loss) from operations	$887	$2,953	$—	$(1,872)	$1,968

Interest and other income, net					507
Provision for income taxes					97
Net income					$2,378

	Six months ended June 30, 2004
Revenue	$22,647	$26,394	$1,450	—	$50,491
Costs and expenses:
Cost of revenue	—	6,671	1,672	192 [2]	8,535
Client support	13,745	—	494	—	14,239
Product development	—	2,906	—	—	2,906
Sales and marketing	356	3,628	—	—	3,984
General and administrative	1,774	3,048	98	3,670	8,590
Amortization of intangible assets	—	—	—	846	846

Total costs and expenses	15,875	16,253	2,264	4,708	39,100

Income (loss) from operations	$6,772	$10,141	$(814)	$(4,708)	$11,391

Interest and other income, net					1,057
Provision for income taxes					793
Net income					$11,655

	Six Months ended June 30, 2003
Revenue	$14,168	$15,927	—	—	$30,095[1]
Costs and expenses:
Cost of revenue	—	4,772	—	—	4,772[1]
Client support	10,063	—	—	—	10,063
Product development	68	1,619	—	—	1,687
Sales and marketing	558	1,965	—	—	2,523
General and administrative	1,759	2,040	—	3,141	6,940
Amortization of deferred stock compensation	—	—	—	604	604
Amortization of intangible assets	—	—	—	132	132

Total costs and expenses	12,448	10,396	—	3,877	26,271

Income (loss) from operations	$1,720	$5,531	$—	$(3,877)	$3,374

Interest and other income, net					1,044
Provision for income taxes					164
Net income					$4,254

[1]	Effective January 1, 2004, as a result of contractual change with advertisers and publisher, Avenue A, included in the digital marketing services segment, began recording revenue and cost of revenue exclusive of the costs paid to publishers for media. In this presentation, during the three months ended June 30, 2003, net revenue and cost of revenue was $15,207 and $2,398, respectively, which exclude media costs of $36,754. During the six months ended June 30, 2003, net revenue and cost of revenue was $30,095 and 4,772, which exclude media costs of $69,399. Net revenue and cost of revenue is used for the three and six months ended June 30, 2003 for better comparability with the 2004 results.

[2]	For the three and six months ended June 30, 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of intangible assets associated with the developed technology acquired through the acquisition of GOTOAST and NetConversions.

Revenue

Revenue was $27.8 and $50.5 million during the three and six months ended June 30, 2004, respectively, compared to $52.0 and $99.5 million during the three and six months ended June 30, 2003, respectively. Revenue decreased in 2004 as beginning on January 1, 2004, due to revised contractual arrangements with clients, digital marketing services generates all revenue under the net method, which excludes the cost of media purchased for our Avenue A clients. Prior to January 1, 2004 the revenue was generated under the gross method and included the cost of media purchased for our Avenue A clients.

Revenue from digital marketing services increased to $12.8 and $22.6 million during the three and six months ended June 30, 2004, respectively, from $7.0 and $14.2 million in net revenue for the three and six months ended June 30, 2003. The increase in revenue is primarily attributed to contributions made by new clients evidenced by 65 clients who generated revenue during the three months ended June 30, 2004 compared to 45 and 63 clients who generated revenue during the three months ended June 30, 2003 and March 31, 2004, respectively. The increase in net revenue also takes into account the impact on revenue of the loss of a significant client during July 2003. In addition to new clients, we experienced strong spending from several existing large clients as they expanded their online advertising budgets. During the three months ended June 30, 2004 revenue from our top 5 clients was 38% of our total revenue, which is consistent with the three months ended March 31, 2004. With the change from gross to net revenue reporting, we also experienced a significant decrease in our client concentration compared to 2003 in which our top five clients generated 70% of our revenue.

Revenue from digital marketing technologies increased to $14.4 and $26.4 million for the three and six months ended June 30, 2004, respectively from $8.2 and 15.9 million from the three and six months ended June 30, 2003, respectively. The increase in revenue is primarily the result of a consistent increase in client base over the past several quarters of both agencies and direct advertisers around the world helping Atlas DMT to continue to gain market share and increase revenue from existing customers as they increase their use of the Atlas DMT technology. In addition, AtlasOnePoint and AtlasNetConversions contributed $1.5 and $2.8 million to revenue of digital marketing technologies during the three and six months ended June 30, 2004, respectively, and none in 2003. As of June 30, 2004, Atlas DMT had 167 clients compared to 128 and 88 at March 31, 2004 and June 30, 2003, respectively.

Revenue from digital performance media was $665,000 and $1.5 million during the three and six months ended June 30, 2004, respectively, and is comprised of the gross value of the advertising space that was purchased for our clients and our fee for providing such service. Digital performance media consists of our DRIVEpm operating unit that was formed during the quarter ended December 31, 2003 and launched as a separate line of business to the public during the quarter ended March 31, 2004.

Cost of revenue

Cost of revenue was $4.5 and $8.5 million during the three and six months ended June 30, 2004, respectively, compared to $39.2 and $74.2 million during the three and six months ended June 30, 2003, respectively. Cost of revenue decreased in 2004 as beginning on January 1, 2004, due to revised contractual arrangements with clients, digital marketing services generates all cost of revenue under the net method, which excludes the cost of media purchased for our Avenue A client. Prior to January 1, 2004 the cost of revenue was generated under the gross method and included the cost of media purchased for our Avenue A clients.

Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $3.6 and $6.7 million for the three and six months ended June 30, 2004, respectively, from $2.4 and $4.8 million for the three and six months ended June 30, 2003, respectively. The increase in cost of revenue was primarily due to increased headcount associated with client support for our digital marketing technologies line of business. The increased headcount was a result of the acquisitions of GO TOAST in December 2003 and NetConversions in February 2004 and additional client support personnel necessary to support new Atlas DMT clients. In addition, Atlas DMT experienced increased revenues from its U.K. clients, which resulted in increased fees paid to U.K. based Technology Brokers that provided service support to Atlas DMT in the United Kingdom. As of June 30, 2004, there were 46 client support personnel associated with digital marketing technologies compared to 30 as of June 30, 2003. In addition, there were 21 production support personnel as of June 30, 2004 compared to 19 as of June 30, 2003.

Cost of revenue associated with our digital performance media was $700,000 and $1.7 million for the three and six months ended June 30, 2004, respectively, and relates to the cost of the advertising space that is purchased from Web sites to resell to our clients.

Client Support

Client support expenses associated with our digital marketing services consist primarily of salaries and related expenses for client support personnel for our interactive advertising agencies, Avenue A and i-FRONTIER. Client support expenses associated with digital marketing services increased to $7.1 and $13.7 million for the three and six months ended June 30, 2004, respectively from $4.9 and $10.1 million for the three and six months ended June 30, 2003. The increase in client support expenses was primarily due to the increased headcount necessary to support new clients and increased spending by existing clients. As of June 30, 2004 there were 255 client support personnel in our digital marketing services line of business compared to 180 as of June 30, 2003. In general, increased spending from existing clients requires only modest increases in client support costs, while increased spending from new clients further increases the need for client support staff, resulting in more significant increases in client support costs.

Product Development

Product development expenses consist primarily of salaries and related expenses for product development as well as research and development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas™ Digital Marketing Suite for marketing to external clients. Product development expenses increased to $1.4 and $2.9 million for the three and six months ended June 30, 2004, respectively, compared to $759,000 and $1.6 million for the three and six months ended June 30, 2003. The increases in product development expenses were primarily due to lower capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite. During the three and six months ended June 30, 2004 and 2003, we capitalized $208,000, $282,000, $429,000, $819,000 of certain direct costs, respectively, in accordance with the guidance provided in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or obtained for Internal Use.” In addition, the increase was due to increase in product development personnel as a result of the acquisition of GO TOAST in December 2003 and development efforts towards integration of our search management and ad serving technologies. As of June 30, 2004, there were 50 product development personnel compared to 30 as of June 30, 2003.

Sales and Marketing

In general, our digital marketing services line of business acquires clients through a consultative approach using our existing client service teams. Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive advertising agencies, Avenue A and i-FRONTIER. In addition, these sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications. Sales and marketing expenses remained consistent during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Sales and marketing expense associated with digital marketing services decreased to $356,000 for the six months ended June 30, 2004, from $558,000 for the six months ended June 30, 2003. The decrease in sales and marketing expenses was primarily due to decreases in performance-based compensation costs compared to those recorded in 2003. As of June 30, 2004 there were three sales and marketing personnel in our digital marketing services line of business compared to four as of June 30, 2003.

Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and related expenses for our sales force, including an agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. In addition, these expenses include salaries of marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $2.0 and $3.6 million during the three and six months ended June 30, 2004, respectively, from $986,000 and $2.0 million for the three and six months ended June 30, 2003. The increase in sales and marketing expenses was primarily due an increase in sales and marketing efforts in order to gain more acceptance in the marketplace, especially in Europe in which we contracted with TechnologyBrokers to provide sales support to Atlas DMT in the United Kingdom. Under the agreement we pay the entity commissions based on a specified percentage of qualifying revenues. In addition, the increase can be attributed to the addition of GO TOAST and NetConversion’s sales personnel and their related sales and marketing efforts. As of June 30, 2004 there were 23 sales and marketing personnel in our digital marketing technologies line of business compared to 15 as of June 30, 2003.

General and Administrative

General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource and administrative personnel, professional fees, and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist of a direct allocation of these costs based on several allocation methods including headcount and the percentage of revenue generated by the respective entity. General and administrative expenses increased to $4.5 and $8.6 million for the three and six months ended June 30, 2004, respectively, from $3.6 and $6.9 million for the three and six months ended June 30, 2003, respectively. The increase in general and administrative expenses was primarily due to increased headcount necessary to support the growth of our operating units. In addition, we experienced increased expenses associated with efforts to comply with the new corporate governance requirements and increases in performance-based compensation expenses. As of June 30, 2004, there were 56 corporate personnel compared to 39 as of June 30, 2003.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation was being amortized on an accelerated basis over the four-year vesting period of the applicable options. There is no amortization expense for deferred stock compensation for the three or six months ended June 30, 2004 as deferred stock compensation was fully amortized as of December 31, 2003. Amortization of deferred stock compensation was $301,000 and $604,000 for the three and six months ended June 30, 2003.

Amortization of Intangible Assets

Amortization of intangible assets relates to the customer base and non-compete agreement recorded in connection with the purchase of i-FRONTIER in November 2002, GO TOAST in December 2003, and NetConversions in February 2004. Amortization of intangible assets was $333,000, $846,000, $72,000 and $132,000 during the three and six months ended June 30, 2004 and 2003, respectively. Amortization of the intangible assets associated with the purchased technology is recorded as a cost of revenue and was $192,000 during the three and six months ended June 30, 2004.

Interest and Other Income, Net

Net interest and other income consist primarily of earnings on our cash, cash equivalents, and short-term investments. Net interest and other income was $477,000, $1.1 million, $507,000 and 1.0 million for the three and six months ended June 30, 2004 and 2003, respectively.

Provision for Income Taxes

Provision for income taxes was $520,000, $793,000, $97,000, and $164,000 during the three and six months ended June 30, 2004 and 2003, respectively. Federal income tax expense was approximately $273,000, $412,000, $32,000, and 81,000 during the three and six months ended June 30, 2004 and 2003, respectively and is comprised of alternative minimum tax of $225,000, $267,000, $18,000, and $64,000 and long-term deferred tax of $48, $146, $14, and $17, respectively. State and local current income tax expense was approximately $247,000, $381,000, $64,000, and $83,000 during the three and six months ended June 30, 2004 and 2003, respectively. The dollar increase was due to greater income from operations, interest and other income earned in 2004. The effective tax rate increase was due to changes in management’s estimates during 2003. The effective tax rate is subject to management’s judgments and estimates and may be impacted during the year ended December 31, 2004, if we determine that an adjustment to the valuation allowances on net deferred tax assets is appropriate.

Outlook for 2004

Our outlook for 2004 has been impacted by the following significant events that have or are anticipated to occur.

In July 2004, we acquired SBI.Razorfish, an Internet marketing and consulting firm. Combined with interactive agency Avenue A, the resulting brand identity for the Company’s core agency business is now Avenue A/Razorfish. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with customers. In connection with the acquisition, the Company paid SBI.Razorfish $85.0 million in cash and issued $75.0 million in convertible notes. A description of the terms of the convertible notes can be found in Note 7 of the Notes to Consolidated Financial Statements.

The acquisition of SBI.Razorfish provides significant financial contributions to our revenue, operating expenditures and interest expense related to the convertible notes and is part of the 2004 outlook. In addition, the allocation of purchase price to intangible assets will result in an increase in amortization of intangible assets. Our 2004 outlook also includes an estimated amortization of intangible assets of $1.1 to $1.2 million per month related to the acquisition. The allocation of purchase price to intangible assets is expected to be completed during the three months ending September 30, 2004.

In July 2004, we also acquired 100% of the outstanding shares of U.K.-based Goon.com, the parent entity of TechnologyBrokers, the European reseller of AtlasDMT technology, and Media Brokers, a performance-based media company. TechnologyBrokers has been the exclusive sales and customer service partner for AtlasDMT in Europe since 2002. MediaBrokers was founded in 2001, and like our DRIVEpm business, helps publisher monetize their unsold media space while providing agencies and direct advertisers with a performance-based media model. In connection with the acquisition, we paid 1.8 million British Pounds (approximately $3.2 million) in cash in exchange for 100% of the stock of the parent entity of TechnologyBrokers and MediaBrokers. The purchase agreement also includes future contingent payments, a portion of which shall be paid provided certain earnings thresholds are met and the remainder of which shall be paid in 2006 based upon the earnings of TechnologyBrokers and MediaBrokers through July 31, 2006. Our 2004 outlook includes financial contributions from TechnologyBrokers and MediaBrokers.

During 2004, we may eliminate the reserve on our deferred tax asset, which will provide a one-time credit to income tax expense and net income, and then a full income tax rate against our pre-tax income thereafter. We anticipate the credit to be between $17.0 and $20.0 million. For our 2004 outlook below, we have not provided for the estimate of the one-time credit to income taxes and net income but have assumed an effective tax rate of 40% for the third and fourth quarter of 2004.

For the three months ending September 30, 2004, we anticipate revenue between $44.0 and $46.0 million and diluted net income between $0.03 and $0.05 per share. For the three months ending December 31, 2004, we anticipate revenue between $54.0 and $58.0 million and diluted net income between $0.04 and $0.06 per share. For the year ended December 31, 2004, we anticipate revenue between $148.0 and $155.0 million and diluted net income between $0.24 and $0.28 per share.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

As of June 30, 2004, we had cash and cash equivalents of $81.9 million and short-term investments of $65.4 million. In July 2004, we acquired SBI.Razorfish for $85.0 million in cash and issued approximately $75.0 million in convertible notes.

Net Cash from Operating Activities

Net cash provided by operating activities was $32.2 million for the six months ended June 30, 2004 compared to $2.2 million of cash used in operating activities during the six months ended June 30, 2004. Our net cash provided by operating activities is primarily a result of our net income adjusted by the timing of cash collections from our clients and the subsequent cash payments for purchases of media on behalf of our clients.

Under our prior Avenue A contract structure in 2003, we were liable for media purchases for our clients and the payment of publisher invoices was not dependent on receipt of payment from our clients. As such, during the six months ended June 30, 2003, the cash generated from operating activities has been influenced by the timing of payments received from clients and payment to publisher Web sites. Effective January 1, 2004, under our new contract structure, Avenue A’s clients are directly liable for media purchases and we are not legally required to pay publisher invoices without previous payment from our client for that media purchase. We believe this change influenced our cash flow from operating activities as the timing of payments for media purchases is now influenced by the timing of payment received by our clients for such media purchases.

Although our cash flow from operating activities is influenced primarily by the timing of media payments and our client concentration, the cash received from our clients for our services exceeds the funds necessary to maintain current operations.

Net Cash from Investing Activities

Our investing activities primarily relate to the purchase and sale of short term investments, purchases of property and equipment, and acquisition related activities. Net cash provided by investing activities was $15.4 and $5.5 million for the six months ended June 30, 2004 and 2003, respectively.

In accordance with our investment policy, we purchase primarily investment-grade marketable securities with maturities of less than two years. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. During the six months ended June 30, 2004 we had net sales of marketable securities of $24.2 million and during the six months ended June 30, 2003, we had net purchases of $2.6 million. The sale of marketable securities increased in anticipation of the cash payment to SBI.Razorfish in July 2004.

Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, computer hardware and software for the development of our proprietary technology, and leasehold improvements for our facilities. Capital expenditures also relate to computer hardware and software for the development of our proprietary technologies, including our ad serving capabilities, and leasehold improvements for our new Atlas DMT facility in Seattle. These leasehold improvements are being fully reimbursed by the landlord. During the six months ended June 30, 2004 and 2003, such capital expenditures were $4.5 and $2.9 million respectively. In addition, during the six months ended June 30, 2004, we purchased $1.7 million of software to accelerate the development and launch of rich media capabilities in our Atlas Digital Marketing Suite. This software is being depreciated over 36 months.

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

In 2003, we paid the remaining balance on our notes payable and as of December 31, 2003, we had no outstanding debt. Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $2.5 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively.

In July 2004, we purchased MediaBrokers and TechnologyBrokers for 1.8 million British Pounds (approximately $3.2 million) and purchased SBI.Razorfish for $85.0 million in cash and issued $75.0 million in convertible notes. See Note 8 in our Notes to Condensed Consolidated Financial Statements for further discussion of terms of convertible notes. We are also considering refinancing the convertible notes during the third or fourth quarter of 2004. With the acquisition of SBI.Razorfish, we anticipate experiencing a significant increase in operating expenditures including the addition of interest expense associated with the convertible notes. This will result in a material use of our cash resources. We are also considering refinancing the convertible notes during the third or fourth quarter of 2004. We also estimate an increase in revenue in 2004 related both to current aQuantive service lines and new services provided through the acquisition of SBI.Razorfish. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond.

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

We are subject to risks frequently encountered by companies in the Internet advertising markets.

Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet marketing and advertising industry. These risks include the need to:

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

We have a history of losses and may not maintain profitability.

We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of June 30, 2004, our accumulated deficit was $79.3 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. We cannot assure you that we will generate sufficient revenue to maintain profitability. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations, we may be unable to maintain profitability.

Our quarterly operating results are subject to fluctuations that may cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. For example, although we recorded a profit in each quarter of 2003 and in the first two quarters of 2004, we cannot assure you that we will be profitable in subsequent quarters.

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

We have restructured most of our contracts with clients and publishers such that we recognize revenue under the net method rather than the gross method, which could have an adverse effect on our stock price.

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

We rely on a limited number of clients, and the loss of a major client or a reduction in a major client’s Internet advertising budget could significantly reduce our revenue.

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

Our client contracts have short termination periods, and the loss of one or more of these contracts in a short period of time could harm our business.

We derive much of our revenue from the sale of advertising services under advertising campaign services contracts, all of which are terminable upon 90 days’ or less notice. In addition, these contracts generally do not contain penalty provisions for termination before the end of the contract term. As a result of the acquisition of SBI.Razorfish, in the future a significant portion of our revenue will be derived from the provision of internet marketing and consulting services, which tend to be project-based and terminable on short notice. The non-renewal, termination or deferral of a significant number of these contracts in any one period could cause an immediate and significant decline in our revenue and harm our business.

The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business.

If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as advertising medium, the willingness of our potential clients to outsource their Internet advertising and marketing needs, and our ability to sell technology services to advertising agencies. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising and technology services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients’ total advertising budgets. Businesses, including current and potential clients, may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising and technology services may deteriorate or develop more slowly than expected. In addition, “filter” software programs are available that limit or prevent advertising from being delivered to an Internet user’s computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising and seriously harm our business.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.

We have recently completed several acquisitions, including the following: GO TOAST, a Denver-based provider of paid search management and optimization tools; NetConversions, a Seattle-based provider of Web site usability technology; SBI.Razorfish, a provider of internet marketing and consulting services; and TechnologyBrokers and MediaBrokers, two UK-based companies which resell AtlasDMT technologies and provide performance media, respectively. We may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current businesses. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition acquisitions involve numerous risks, any of which could harm our business, including:

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

Our business may be seriously harmed by third-party litigation against us relating to the collection and use of Internet user information.

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

Privacy concerns could lead to legislative and other limitations on our ability to collect usage data from Internet users, including limitations on our use of cookie or action tag technology and user profiling.

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

We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Also, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. The European Union has also enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags. This directive also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (through not all have done so). Germany already has imposed its own laws limiting the use of user profiling, and other countries (both in and out of the European Union) may impose similar limitations. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling the cookie functions of their Internet browser software. Also, Internet browser software upgrades may result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. Finally, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit or eliminate our ability to use cookies and action tags.

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

Our business may be seriously harmed by litigation alleging violations of federal and state securities laws.

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

We are subject to patent infringement claims and may be subject to additional claims in the future, including claims that our ad serving technologies, processes or methods infringe the patents of other parties.

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

For example, in November 2001, we received correspondence from counsel for 24/7 Real Media alleging that we infringe claims of U.S. Patent No. 6,026,368. In April 2002, we filed a lawsuit against 24/7 Real Media seeking a declaratory judgment that we are not infringing any claims of this patent and/or that the claims of this patent are invalid. 24/7 Real Media counterclaimed, seeking dismissal of our claim, alleging current and past infringement of this patent, seeking an injunction precluding us from using technology allegedly covered by the patent through the life of the patent, and seeking reasonable royalty or lost profits for alleged past infringement. We filed a motion for partial summary judgment of non-infringement, which was granted on July 3, 2003 and was affirmed on appeal on March 11, 2004. Pursuant to an earlier stipulation by the parties, neither party will pursue any of their remaining claims in the case. The district court entered its final judgment, and 24/7 Real Media has appealed. The United States Court of Appeals for the Federal Circuit has affirmed the district court’s grant of summary judgment. In addition, in July 2003, Unicast Communications Corp. alleged that we infringe a claim of U.S. Patent No. 6,516,338, which Unicast claimed covers our rich media ad serving technology. In September 2003, we entered into a patent license agreement with Unicast in which Unicast granted a license to us and covenanted not to sue, effectively settling such claim.

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

We may be subject to trademark infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and be prevented from using our trademarks.

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

In addition to patent and trademark claims, third parties may assert other intellectual property claims, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services.

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

The loss of key personnel or any inability to attract and retain additional personnel could impair our ability to maintain or expand our business.

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

Some of our clients have limited operating histories, are unprofitable and may not be able to pay for our services.

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

We may not be able to compete successfully in the market for Internet advertising.

The market for Internet advertising is relatively new, yet competitive. Our digital marketing services, including Avenue A and i-FRONTIER, compete with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, such as the Internet advertising arm of Ogilvy and Omnicom, and companies that provide marketing services such as Digitas and Modem Media. Our digital marketing technologies, through Atlas DMT, compete with third-party ad serving companies and campaign management technology companies such as Doubleclick and Valueclick. Our digital performance media, through DRIVEpm, competes with providers of targeted advertising and marketing services such as Advertising.com, Inc., Revenue Science, Inc. and Tacoda Systems, Inc.

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

Consolidation of Internet advertising networks, Web portals, Internet search engine sites, and Web publishers may impair our ability to serve advertisements, to acquire advertising space at favorable rates and to collect campaign data.

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

Sustained or repeated system failures could significantly impair our operations and lead to client dissatisfaction.

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

Clients may attempt to prohibit us from providing services to their competitors, limiting our business opportunities.

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

We may not be able to adapt to rapidly changing Internet technology trends and evolving industry standards.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2004, the closing price of our common stock ranged from $8.07 to $13.28 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

We may need additional financing in the future, which we may be unable to obtain.

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

There may be risks related to our prior use of Arthur Andersen LLP as our independent auditor.

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

We have significant leverage as a result of the issuance of notes in connection with the SBI.Razorfish acquisition.

As of June 30, 2004, we had no outstanding debt. In connection with the closing of the acquisition of SBI.Razorfish on July 27, 2004, we incurred $75.0 million of indebtedness by issuing convertible notes to former shareholders of SBI.Razorfish. As a result of this indebtedness, we now have substantial principal and interest payment obligations. The degree to which we will be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The market price of our common stock can be volatile.

The market price of our common stock has been volatile in the past and will likely continue to fluctuate in response to the following factors, some of which are beyond our control:

•	release to the public of financial and other information about SBI.Razorfish or other companies we have acquired;

•	quarterly fluctuations in our operating and financial results;

•	changes in financial estimates and recommendations by financial analysts;

•	developments related to litigation involving us;

•	fluctuations in the share price and operating results of our competitors;

•	changes in government regulation or the failure to meet regulatory requirements;

•	acquisitions and financings;

•	sale of a substantial number of shares held by the existing shareholders in the public market, including shares issued upon exercise of outstanding options or warrants; and

•	general conditions in our industry.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently the subject of a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures generally relating to commissions to be earned by the underwriters, contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. Please see Part 1, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete description of this matter.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(d) Use of Proceeds

On February 28, 2000, the SEC declared effective our registration statement on Form S-1 (File No. 333-92301) as filed with the Commission in connection with our initial public offering of common stock, par value $0.01 per share. As of June 30, 2004, we have used approximately $18.8 million of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures. The remaining proceeds have been placed in temporary investments consisting of cash, cash equivalents and short-term investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 26, 2004. 55,172,259 shares were represented in person or by proxy constituting 90.82 percent of the outstanding shares and entitled to vote at the annual meeting. The proposals voted upon and the results of the voting are as follows:

(1) Three directors were elected to the Board, each to hold office for the term as described in the proxy statement. The nominees received the following votes (there were no broker non-votes):

Nominee	For	Withheld
Peter M. Neupert	54,092,171	1,080,088
Linda J. Srere	54,929,128	243,131
Jaynie M. Studenmund	54,928,778	243,481

Nicolas J. Hanauer, Brian P. McAndrews, Jack Sansolo, Richard P. Fox, Frederic W. Harman and Michael B. Slade had continuing terms as directors.

(2) The proposal to approve the material terms of certain performance goals under our Restated 1999 Stock Incentive Compensation Plan for purposes of Section 162(m) of the Internal Revenue Code was approved. It received the following votes:

	Votes	Percentage of Votes For/Against
For	30,054,914	93.58
Against	2,062,832	6.42
Abstain	—	—
Broker Non-votes	—	—

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Required by Item 601 of Regulation S-K

2.1	Agreement and Plan of Merger dated as of June 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc. (incorporated by reference to the registrant’s periodic report on Form 8-K filed June 28, 2004)

4.1	Amendment No. 1 to Agreement and Plan of Merger dated as of July 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.

4.2	Convertible Note Agreement dated as of July 27, 2004 by and among aQuantive, Inc. and each of the Persons listed on Exhibit A attached thereto

4.3	Investors’ Rights Agreement dated as of June 27, 2004 by and among aQuantive, Inc., Partridge Hill Management, LLC, as investment advisor to certain managed accounts, Cerberus Partners, L.P., Cerberus International, Ltd., and Cerberus Series One Holdings, LLC, W.E. Stringham, and Holladay Ranch Holding, L.P., Madeleine L.L.C. and L. Tim Pierce and L. Tim Pierce in his capacity as the SBI Representative

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On April 28, 2004, we furnished a report on Form 8-K (Items 7 and 12).

On June 28, 2004, we filed a report on Form 8-K (Items 2 and 7).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

AQUANTIVE, INC.

By:	/s/ MICHAEL VERNON
Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)