Form 10-Q
period 2004-09-30
AQUANTIVE INC
filed 2004-11-09
CIK 1071806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23137

AQUANTIVE, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1819567
(State of Incorporation)	(I.R.S. Employer Identification Number)

821 Second Avenue, 18th Floor

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

The number of shares of the registrant’s Common Stock outstanding as of October 29, 2004 was 61,930,201.

AQUANTIVE, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Item 1. Condensed Consolidated Financial Statements

AQUANTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$19,099	$32,797
Short-term investments	33,519	90,458
Accounts receivable, net of allowances of $2,598 and $2,033 at September 30, 2004 and December 31, 2003, respectively	98,038	48,480
Other receivables	1,229	1,674
Deferred tax asset	4,446	—
Prepaid expenses and other current assets	1,943	1,141

Total current assets	158,274	174,550

Property and equipment, net	14,008	6,802
Deferred financing costs	1,738	—
Deferred tax asset, net	18,386	—
Goodwill	137,192	10,946
Other intangible assets, net	38,265	7,106
Other assets	1,093	1,355

Total assets	$368,956	$200,759

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$68,418	$50,097
Accrued expenses	21,886	8,232
Pre-billed media	13,646	4,545
Deferred revenue	7,608	5,773
Deferred rent	—	285

Total current liabilities	111,558	68,932
Convertible debt	80,000	—
Deferred rent	1,806	1,234
Deferred tax liability	—	54

Total liabilities	193,364	70,220

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 61,686 and 60,167 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	617	602
Paid-in capital	230,030	220,637
Accumulated deficit	(55,192)	(90,982)
Accumulated other comprehensive income	137	282

Total shareholders’ equity	175,592	130,539

Total liabilities and shareholders’ equity	$368,956	$200,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands except per share amounts)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Revenue	$46,740	$58,580	$97,231	$158,075

Costs and expenses:
Cost of revenue (excluding amortization of deferred stock compensation of $48 and $138 during the three and nine months ended September 30, 2003, respectively)	6,073	45,220	14,608	119,393
Client support (excluding amortization of deferred stock compensation of $189 and $517 during the three and nine months ended September 30, 2003, respectively)	23,270	4,782	37,509	14,845
Product development (excluding amortization of deferred stock compensation of $35 and $89 during the three and nine months ended September 30, 2003, respectively)	1,580	1,215	4,486	2,902
Sales and marketing (excluding amortization of deferred stock compensation of $17 and $52 during the three and nine months ended September 30, 2003, respectively)	2,418	1,025	6,402	3,548
General and administrative (excluding amortization of deferred stock compensation of $39 and $108 during the three and nine months ended September 30, 2003)	6,102	3,427	14,692	10,366
Amortization of deferred stock compensation	—	300	—	904
Amortization of intangible assets	1,370	72	2,216	204
Client reimbursed expenses	557	—	557	—

Total costs and expenses	41,370	56,041	80,470	152,162

Income from operations	5,370	2,539	16,761	5,913

Interest and other income, net	268	1,083	1,325	2,153
Interest expense	265	6	265	32

Income before provision for income taxes	5,373	3,616	17,821	8,034
(Benefit) provision for income taxes	(18,762)	174	(17,969)	338

Net income	$24,135	$3,442	$35,790	$7,696

Basic net income per share	$0.39	$0.06	$0.59	$0.13

Diluted net income per share	$0.34	$0.05	$0.53	$0.11

Shares used in computing basic net income per share	61,411	59,644	60,966	59,074

Shares used in computing diluted net income per share	70,889	69,280	68,233	67,845

Comprehensive income:
Net income	$24,135	$3,442	$35,790	$7,696
Items of comprehensive income (loss)	210	(280)	(144)	(217)

Comprehensive income	$24,345	$3,162	$35,646	$7,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,790	$7,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,051	3,850
Non-cash compensation	—	474
Stock option income tax benefit	5,388	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(22,136)	(18,400)
Other receivables, prepaid expenses and other current assets	(70)	(1,133)
Deferred tax assets, net	(24,102)	34
Other assets	613	431
Accounts payable	13,422	12,813
Accrued expenses	1,737	(956)
Pre-billed media	9,101	1,102
Deferred rent	662	—
Deferred revenue	234	3,240

Net cash provided by operating activities	26,690	9,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,089)	(3,488)
Sales (purchases) of marketable securities, net	56,297	(4,603)
Acquisitions	(96,689)	—

Net cash used in investing activities	(47,481)	(8,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	(74,697)	(1,291)
Payment of debt issuance costs	(2,230)	—
Proceeds from issuance of convertible debt	80,000	—
Proceeds from issuance of common stock related to exercises of common stock options and the ESPP	4,020	2,618

Net cash provided by financing activities	7,093	1,327

Net (decrease) increase in cash and cash equivalents	(13,698)	2,387
Cash and cash equivalents, beginning of period	32,797	32,248

Cash and cash equivalents, end of period	$19,099	$34,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

1. Organization and Operations of the Company

aQuantive, Inc. (the Company) provides digital marketing services, technologies, and performance media to businesses. The Company was founded on July 1, 1997 and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle, Washington and the Company has significant operations in New York, New York; San Francisco, California; Chicago, Illinois; Centennial, Colorado; Philadelphia, Pennsylvania; and London, England. Atlas OnePoint (formerly GO TOAST) was acquired in December 2003, Atlas NetConversions (formerly NetConversions) was acquired in February 2004, and SBI.Razorfish and MediaBrokers and TechnologyBrokers were acquired in July 2004. The results of operations for the nine months ended September 30, 2004 include the results of acquired businesses from their respective dates of acquisition. See Note 5 below for pro-forma information.

Since January 1, 2001, the Company has operated in two lines of business: digital marketing services and digital marketing technologies. Effective January 1, 2004, the Company established a third line of business, digital performance media. The Company’s digital marketing services line of business, including interactive advertising agencies Avenue A/Razorfish and i-FRONTIER, provides service offerings to clients that include web advertising, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine marketing, and creative and Web site development. The Company’s digital marketing technologies line of business, including Atlas DMT and the recently acquired Atlas OnePoint and Atlas NetConversions, provides a digital marketing management system to manage digital marketing programs and Web site effectiveness. The Company’s digital performance media line of business, including DRIVEpm and MediaBrokers, serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2003, 2002, and 2001, as included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications: During the three and nine months ended September 30, 2004, the Company reclassified the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly associated with delivering advertisements over the Internet from client support to cost of revenue. Prior year amounts have been reclassified to conform to the current year presentation. Certain other prior year amounts have been reclassified to conform to the current year presentation.

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

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

Digital Marketing Services

The Company’s digital marketing services business line, which includes interactive advertising agencies Avenue A/Razorfish and i-FRONTIER, offer services to help clients use the Internet as an integrated online advertising and business channel. The service offering includes a process anchored in strategic marketing, user-centric design, dynamic technology platforms and channel integration and optimization. The agencies’ core services include media planning and buying, ad serving, campaign analysis, optimization, search engine marketing, creative and website development, customer targeting, and email. In addition it offers tools such as the Global Marketing Dashboard, ChannelScope, BrandOptics and Customer Insights.

In accordance with EITF 99-19, prior to January 1, 2004 the majority of revenue generated from Avenue A/Razorfish was recognized under the gross method, which consists of the gross value of Avenue A/Razorfish’s billings to Avenue A/Razorfish clients and includes the price of the advertising space that Avenue A/Razorfish purchased from Web sites to resell to its clients. To generate revenue under gross method contracts, Avenue A/Razorfish purchased advertising space from publisher Web sites and sold the purchased space to its clients and was ultimately responsible for payment to Web sites for the cost of space Avenue A/Razorfish purchased. Prior to January 1, 2004, certain contracts were also recognized under the net method.

Beginning January 1, 2004, due to revised contractual arrangements with clients, digital marketing services generates all revenue under the net method for media-related contracts. To generate revenue under net method contracts, digital marketing services buys advertising space from publisher Web sites on behalf of clients and earns fees based on the dollar amount of advertising space purchased. In addition, digital marketing services earns fees based on hours spent managing clients’ media purchases and monthly retainer fees. Under net method contracts, the digital marketing services’ client that is party to the contract has primary responsibility for payment to the publisher Web sites for the cost of the advertising space purchased. All such revenue is recognized over the period that the related advertising is delivered, which includes revenue from digital marketing services core services and Customer Targeting.

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

Revenues derived from fixed-fee consulting contracts are recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs and milestone outputs, as applicable. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized and are recorded as either unbilled receivables (an asset) or deferred revenue (a liability) in the accompanying combined financial statements.

Revenues derived from time and materials consulting contracts are recognized as the services are performed.

Digital Marketing Technologies

Digital marketing technologies includes Atlas DMT, Atlas OnePoint and Atlas NetConversions. Digital marketing technologies provides digital marketing technology services to manage digital marketing programs and Web site effectiveness. These services are offered online through the Atlas Digital Marketing Suite as are Atlas DMT’s other services such as GRP and Reach Forecaster, Atlas OnePoint, Atlas Search, Atlas Vital Signs, and Atlas NetConversions. Such services are recognized based on either volume or subscription except for Atlas NetConversions which is recognized using a proportional performance method of accounting. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

Digital Performance Media

Digital performance media, which includes DRIVEpm and MediaBrokers, serves as a liaison between online publishers and advertisers by securing blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. DRIVEpm offers both the Performance and Selector program and MediaBrokers offers both the MediaBrokers PFP and MediaBrokers CPM programs. Under the Performance and MediaBrokers PFP programs, clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector and MediaBrokers CPM programs, clients can focus ad impressions on those users that fit a predetermined customer segment.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

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

For all of the lines of business, revenue is deferred in cases where the Company has not yet earned revenue but has billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays. All reimbursable project expenses billed to customers are recorded as a component of revenues. All reimbursable project expenses incurred are recorded as a component of operating expenses.

The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Customer A	*	41%	*	36%
Customer B	*	*	*	14%
Customer C	*	*	10%	14%

The percentage of accounts receivable representing more than 10% of consolidated accounts receivable from the same customers is as follows (if applicable):

	September 30, 2004	December 31, 2003
Customer A	13%	11%
Customer D	*	13%
Customer E	*	11%

*	Less than 10%

Computation of Basic and Diluted Net Income Per Share: Net income per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income per share is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation.

Goodwill and Intangible Assets: Intangible assets include identifiable intangible assets purchased through various acquisitions. Intangible assets are presented net of related accumulated amortization and are being amortized on a straight-line basis over three to seven years. The Company performs an impairment test on goodwill and intangible assets with indefinite useful lives, in accordance with the guidance provided by SFAS No. 142, “Goodwill and Other Intangible Assets,” at least annually, and more often if events and circumstances indicate that such assets might be impaired. The Company will perform its yearly impairment assessment of goodwill during the fourth quarter of 2004.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

Stock-Based Compensation: The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123 and SFAS No 148, “Accounting for

Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123,” the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. The Company has not issued any non-qualified stock options to non-employees during the quarters ended September 30, 2004 and 2003 and therefore has not recorded any compensation expense for those periods.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$24,135	$3,442	$35,790	$7,696
Add: Stock-based employee compensation expense included in reported net income	—	300	—	904
Deduct: total stock-based compensation determined under fair value based method for all awards	(3,219)	(2,407)	(7,527)	(6,505)

Pro forma net income, fair value method for all stock-based awards	$20,916	$1,335	$28,263	$2,095
Basic net income per share:
As reported	$0.39	$0.06	$0.59	$0.13
Pro forma	$0.34	$0.02	$0.46	$0.04
Diluted net income per share:
As reported	$0.34	$0.05	$0.53	$0.11
Pro forma	$0.30	$0.02	$0.41	$0.03

The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	September 30,
	2004	2003
Weighted average risk-free interest rate	1.41-4.60%	3.2%
Expected lives (in years)	1-6.5	1-4.5
Expected volatility	104%	111%

Accounting for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance if deemed necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.

3. Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (numerator for basic)	$24,135	$3,442	$35,790	$7,696
Add: Interest expense on convertible notes	165	—	165	—

Adjusted net income (numerator for diluted)	24,300	3,442	35,955	7,696
Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	61,411	59,647	60,966	59,101
Less: Weighted average common shares subject to repurchase	—	3	—	27

Shares used in computation of basic net income per share	61,411	59,644	60,966	59,074

Add: Dilutive effect of employee stock options	5,504	9,636	5,933	8,771
Add: Dilutive effect of convertible debt	3,974	—	1,334	—

Shares used in computation of diluted net income per share	70,889	69,280	68,233	67,845

Basic net income per share	$0.39	$0.06	$0.59	$0.13

Diluted net income per share	$0.34	$0.05	$0.53	$0.11

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

Using the “treasury stock method,” during the three and nine months ended September 30, 2004, 2,274 and 971, respectively, weighted common stock equivalent shares related to stock options are excluded in the calculation of diluted net income per share, as their effect is anti-dilutive. Similarly, during the three and nine months ended September 30, 2003, 433 and 2,022, respectively, weighted common stock equivalents were excluded.

4. Segment Reporting

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of our interactive agencies Avenue A/Razorfish and i-FRONTIER, digital marketing technologies, which consists of Atlas DMT, Atlas OnePoint, and Atlas NetConversions, and digital performance media, which consists of DRIVEpm and MediaBrokers.

Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Beginning in 2004, the Company has reclassified revenue and expenses associated with an analytics and optimization product that is used by the digital performance media line of business, and which it markets to certain publishers from the digital marketing services segment, where it was developed, to the digital marketing technologies segment. The results below reflect a reclassification of $428 and $1,612 in revenue and $287 and $865 in expenses during the three and nine months ended September 30, 2003, respectively, related to this change. During the three and nine months ended September 30, 2003, the Company also reclassified $345 and $1,265 of corporate expenses to digital marketing services and technologies to provide consistency with the presentation of results for the three and nine months ended September 30, 2004, respectively.

Beginning in 2004, the Company now reports all revenues derived from selling proprietary ad serving technologies through its digital marketing services as part of the revenue of Atlas DMT.

Effective January 1, 2004, as a result of contractual change with advertisers and publishers, Avenue A/Razorfish began recording revenue and cost of revenue exclusive of the costs paid to publishers for media as a result of contractual changes with advertisers and publishers. The table below provides revenue and cost of revenue exclusive of the cost of media purchased for Avenue A/Razorfish clients. Management believes these may be non-GAAP financial measures. The Company has presented net revenue and cost of revenue to provide additional information that will facilitate comparisons with their industry competitors and allow for better comparability with our 2004 results. A reconciliation of net revenue and cost of revenue has been provided below the table.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

Segment information for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Digital Marketing Services		Digital Marketing Technologies	Digital Performance Media	Unallocated Corporate Expenses	Total
	Three Months ended September 30, 2004
Revenue	$28,299		$15,612	$2,829	$—	$46,740

Costs and expenses:
Cost of revenue	—		3,815	2,066	192[2]	6,073
Client support	22,725		—	545	—	23,270
Product development	—		1,580	—	—	1,580
Sales and marketing	596		1,822	—	—	2,418
General and administrative	1,957		1,679	119	2,347	6,102
Amortization of intangible assets	—		—	—	1,370	1,370
Client reimbursed expenses	557		—	—	—	557

Total costs and expenses	25,835		8,896	2,730	3,909	41,370

Income (loss) from operations	$2,464		$6,716	$99	$(3,909)	$5,370

	Three Months ended September 30, 2003
Revenue	$7,318	[1]	$8,195	$—	$—	$15,513[1]

Costs and expenses:
Cost of revenue	—	[1]	2,153	—	—	2,153[1]
Client support	4,782		—	—	—	4,782
Product development	—		1,215	—	—	1,215
Sales and marketing	52		973	—	—	1,025
General and administrative	804		891	—	1,732	3,427
Amortization of deferred stock compensation	—		—	—	300	300
Amortization of intangible assets	—		—	—	72	72

Total costs and expenses	5,638		5,232	—	2,104	12,974

Income (loss) from operations	$1,680		$2,963	$—	$(2,104)	$2,539

	Nine Months ended September 30, 2004
Revenue	$50,946		$42,006	$4,279	$—	$97,231

Costs and expenses:
Cost of revenue	—		10,486	3,738	384 [2]	14,608
Client support	36,470		—	1,039	—	37,509
Product development	—		4,486	—	—	4,486
Sales and marketing	952		5,450	—	—	6,402
General and administrative	3,731		4,727	217	6,017	14,692
Amortization of intangible assets	—		—	—	2,216	2,216
Client reimbursed expenses	557		—	—	—	557

Total costs and expenses	41,710		25,149	4,994	8,617	80,470

Income (loss) from operations	$9,236		$16,857	$(715)	$(8,617)	$16,761

	Nine Months ended September 30, 2003
Revenue	$21,486	[1]	$24,122	$—	$—	$45,608[1]

Costs and expenses:
Cost of revenue	—	[1]	6,925	—	—	6,925[1]
Client support	14,845		—	—	—	14,845
Product development	68		2,834	—	—	2,902
Sales and marketing	610		2,938	—	—	3,548
General and administrative	2,563		2,931	—	4,873	10,366
Amortization of deferred stock compensation	—		—	—	904	904
Amortization of intangible assets	—		—	—	204	204

Total costs and expenses	18,086		15,628	—	5,981	39,694

Income (loss) from operations	$3,400		$8,494$	$—	$(5,981)	$5,913

[1]	Effective January 1, 2004, Avenue A/Razorfish, included in the digital marketing services segment, began recording revenue and cost of revenue exclusive of the costs paid to publishers for media as a result of contractual changes with advertisers and publishers. In this presentation, during the three months ended September 30, 2003, net revenue and cost of revenue was $15,513 and $2,153, respectively, which exclude media costs of $43,067. During the nine months ended September 30, 2003, net revenue and cost of revenue was $45,608 and $6,925, respectively, which exclude media costs of $112,468. Net revenue and cost of revenue is used for the three and nine months ended September 30, 2003 for better comparability with the 2004 results.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

During the three months ended September 30, 2003, net revenue and cost of revenue for the digital marketing services line of business was $7,318 and $0, which excludes media costs of $43,067. During the nine months ended September 30, 2003, net revenue and cost of revenue for the digital marketing services line of business was $21,486 and $0, which excludes media costs of $112,467.

[2]	During the three and nine months ended September 30, 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of GO TOAST (now Atlas OnePoint) and NetConversions (now Atlas NetConversions).

The Company recorded $2,543 and $5,179 of revenue to international customers during the three and nine months ended September 30, 2004 and 2003, respectively, and $1,526 and $2,824 during the three and nine months ended September 30, 2003, respectively.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of September 30, 2004 and 2003.

5. Acquisitions

Effective February 9, 2004, the Company also acquired NetConversions, a provider of Web site usability technology and services for optimizing marketers’ websites located in Seattle, Washington. The Company acquired NetConversions for its strong client portfolio and to further enhance the technology offerings of its Atlas DMT operating unit with the addition of a technology and service that delivers data-driven analysis and recommendations for website performance that improves user experiences and increases bottom-line results. The Company paid $3,950 in cash in exchange for 100% of the stock of NetConversions. An additional $550 has been accrued at June 30, 2004 and will be paid when certain post-closing requirements are met. The Company also incurred $145 in acquisition costs, for a total initial purchase price of $4,645. The purchase agreement also includes up to $2,500 in future contingent payments, a portion of which shall be paid after the month in which a certain operating income milestone is met and the remainder of which shall be paid in 2006 based upon the earnings of NetConversions through January 31, 2006. In the event that NetConversions achieves results consistent with management’s current forecasts, the Company estimates that future payments will range from $300 to $1,000. However, these payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill. Beginning February 9, 2004, the results of NetConversions are included in the consolidated results of the Company. The Net Conversions service offering is included in the Digital Marketing Technologies segment and has been branded as Atlas NetConversions.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

Effective July 27, 2004, the Company acquired 100% of the outstanding stock of interactive advertising agency, SBI.Razorfish, an Internet marketing and consulting firm with major offices in all major cities in the United States. Combined with interactive agency Avenue A, the resulting brand identity for the Company’s core agency business is now Avenue A/Razorfish. The Company believes the acquisition combines the online advertising and Web site marketing service offerings of Avenue A and Razorfish in order to create one of the largest interactive agencies. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with customers.

In connection with the acquisition, the Company paid SBI.Razorfish $85 million in cash and issued approximately $75 million in convertible notes (Notes). On August 24, 2004 and September 20, 2004, the Company sold convertible senior subordinated debt, the proceeds of which were used to redeem 100 percent of the Notes. See Note 7 of the condensed consolidated financial statements for further discussion of the convertible debt. In connection with the acquisition, the Company incurred $4,067 in transaction related expenses, for a total initial purchase price of $164,067. In connection with the acquisition, the fair value of the assets and liabilities assumed at the date of acquisition were as follows:

Accounts receivable, net of allowance	$24,666
Other receivables	211
Prepaid expenses and other current assets	379
Property and equipment, net	2,811
Goodwill	120,569
Other intangible assets	29,210
Other assets	344

Total assets	$178,190

Accounts payable	$4,130
Accrued expenses	8,267
Deferred revenue	1,429
Deferred tax liability, net	297

Total liabilities	14,123

Purchase price	$164,067

Effective July 2004, the Company also acquired 100% of the outstanding shares of U.K.-based Goon.com, the parent entity of TechnologyBrokers, the European reseller of Atlas DMT technology, and MediaBrokers, a performance-based media company. TechnologyBrokers has been the exclusive sales and customer service partner for Atlas DMT in Europe since 2002. MediaBrokers was founded in 2001, and like the Company’s DRIVEpm business, helps publishers monetize their unsold media space while providing agencies and direct advertisers with a performance-based media model. In connection with the acquisition, the Company paid 1,800 British Pounds (approximately $3,200) in cash in exchange for 100% of the stock of the parent entity of TechnologyBrokers and MediaBrokers. The Company also incurred $221 in acquisition costs, for a total initial purchase price of $3,421. The purchase agreement also includes future contingent payments, which shall be paid provided certain earnings thresholds are met through July 31, 2006. The Company estimates these payments will be between $1.0 and $6.0 million. These payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

The unaudited pro forma combined historical results of operations, as if GO TOAST (now Atlas OnePoint), NetConversions (now Atlas NetConversions), SBI.Razorfish, TechnologyBrokers, and MediaBrokers had been acquired on January 1, 2003 are as follows:

	Three Months ended September 30,	Nine Months ended September 30,
	2003	2003
Total revenues	$85,403	$235,020
Net income	$4,767	$11,700
Basic net income per share	$0.08	$0.20
Diluted net income per share	$0.07	$0.17

The unaudited pro forma combined historical results of operations, as if NetConversions (now Atlas NetConversions), SBI.Razorfish, TechnologyBrokers, and MediaBrokers had been acquired on January 1, 2004 are as follows:

	Three Months ended September 30,	Nine Months ended September 30,
	2004	2004
Total revenues	$53,801	$157,761
Net income	$23,704	$35,664
Basic net income per share	$0.39	$0.58
Diluted net income per share	$0.32	$0.50

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

AQUANTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(in thousands except per share amounts)

(unaudited)

6. Intangible Assets

In connection with various acquisitions, the Company recorded goodwill and intangible assets. The intangible assets acquired through the acquisition of i-FRONTIER consisted of a non-compete agreement, customer relationships, and developed technology which will be amortized over a five, seven, and three year life, respectively. The intangible assets acquired through the acquisition of GO TOAST consisted of a non-compete agreement, customer relationships, and developed technology which will be amortized over a two, five, and four year life, respectively. The intangible assets acquired through the acquisition of NetConversions consisted of a non-compete agreement, customer relationships, developed technology, and consulting service model all of which will be amortized using a three year life. The intangible assets acquired through the acquisition of SBI.Razorfish consisted of customer relationships and tradename which will be amortized over a six and two year life, respectively. The intangible assets acquired through the acquisition of TechnologyBrokers and MediaBrokers consist of customer relationships and non-compete agreements which will be amortized over a five and two year life, respectively.

As of September 30, 2004, goodwill and other intangible assets, net consisted of the following:

	i-FRONTIER	GO TOAST	NetConversions	SBI.Razorfish	MediaBrokers/ TechnologyBrokers	Total
Non-compete agreement	$109	$9	$107	—	$28	$253
Customer relationships	1,315	2,725	534	$27,063	2,526	34,163
Developed technology	93	1,652	593	—	—	2,338
Consulting service model	—	—	319	—	—	319
Tradename	—	—	—	1,192		1,192
Goodwill	3,792	8,864	2,535	120,569	1,432	137,192

	$5,309	$13,250	$4,088	$148,824	$3,986	$175,457

As of September 30, 2004, estimated total future amortization expense for the next five years is as follows:

2004	$2,010
2005	8,034
2006	7,663
2007	6,665
2008 and thereafter	13,878

$38,250

7. Convertible Debt

In connection with the acquisition of SBI.Razorfish, the Company issued approximately $75.0 million in convertible notes (Notes) to former SBI.Razorfish owners. The Notes were subsequently fully paid off with the proceeds of the sale of convertible senior subordinated notes in the aggregate principal amount of $80.0 million in a private placement in August and September 2004. The convertible senior subordinated notes bear interest of 2.25 percent per year, payable semi-annually, and are convertible into the Company’s common stock at a conversion price of $12.98 per share. On or after August 15, 2009, the Company may at its option redeem all or a portion of the notes for cash at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. In addition, on each of August 15, 2009, August 15, 2014, and August 15, 2019, holders may require the Company to purchase all or a portion of their notes for cash at 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. As of September 30, 2004, outstanding convertible debt was $80.0 million.

8. Legal Proceedings

The Company is currently the subject of a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. SBI.Razorfish is also similarly the subject of this consolidated lawsuit relating to its initial public offering in April 1999. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which has not yet been approved by the Court and is subject to a number of procedural conditions. The pending lawsuit could seriously harm the Company’s business. In addition, the Company may be subject to additional suits in the future by government entities or other third parties regarding the Company’s collection and use of Internet user information, regarding intellectual property rights or regarding alleged violations of the federal securities laws, any of which could seriously harm the Company’s business.

9. Income Taxes

During the three and nine months ended September 2004, the Company incurred an $18.8 and $18.0 million net credit to provision for income taxes, respectively. This is comprised of the $20.6 million valuation allowance decrease offset by the current period income tax provision of $1.8 and $2.7 million for the three and nine months ended September 2004, respectively. This compares to $174 and $338 provision for income taxes for the corresponding periods in 2003.

The difference between the Company’s effective tax rate and the statutory federal tax rate is as follows:

Nine Months ended September 30, 2004
Income tax at the federal statutory rate	35.0%
State income taxes, net of federal benefit	3.2%
Effect of valuation allowance decrease	(139.0)%

(100.8)%

Deferred income taxes reflect the net tax effects of temporary differences to the carrying amounts of assets and liabilities for financial reporting purposes. Significant components of the Company’s deferred income taxes are as follows.

	September 30, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$22,792	$14,975
Capital loss carryforwards	893	893
Research & development credits	207	207
Alternative minimum tax credits	371	311
Allowance for doubtful accounts	804	470
Property and equipment	—	4,262
Accrued liabilities and other	3,644	—
Amortization of intangible assets	—	—
Stock option compensation expense	5,117	—

Total deferred tax assets	33,829	21,118

Deferred tax liabilities:
Property and equipment	(474)	—
Amortization of goodwill	(276)	(54)
Amortization of intangible assets	(9,354)	—

Total deferred tax liabilities	(10,104)	(54)
Net deferred tax assets	23,725	21,064
Valuation allowance for deferred tax assets	(893)	(21,118)

Total deferred taxes	$22,832	$(54)

The Company recognizes tax assets on the balance sheet if it is more likely than not that they will be realized in the future. Prior to September 30, 2004 a valuation allowance was recorded against our deferred tax assets, consisting primarily of net operating loss carry forwards. Based on the cumulative operating results through September 30, 2004 and an assessment of expected future operations, the Company concluded that it is more likely than not that the deferred tax assets will be realized. Therefore the Company decreased the valuation allowance which resulted in an income tax benefit of $20.6 million during the quarter.

The valuation allowance at September 30, 2004 is $893 and is related to the tax impact of capital losses incurred in prior years, for which an allowance is still required.

At September 30, 2004, the Company had approximately $65.1 million of net operating loss carryforwards that will begin to expire at various times commencing in 2018. Research and development credits carryforwards expire commencing in 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” “may,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Our actual results could differ materially and adversely from those discussed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition,” included elsewhere in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the three and nine months ended September 30, 2004. This is followed by a discussion of the Critical Accounting Policies and Judgments that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 19, we discuss our results of operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 and also provide our outlook for the remainder of 2004. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity and Capital Resources.”

Overview

We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into three lines of business, digital marketing services, digital marketing technologies, and beginning January 1, 2004, digital performance media. Beginning in 2004, we moved revenue associated with a technology product for publishers, which was developed and managed by Avenue A/Razorfish and had been included in digital marketing services results in the past, to the digital marketing technologies segment. The results for the three and nine months ended September 30, 2003 have been adjusted to reflect this change. In addition, beginning in 2004, we are now reporting all revenues derived from selling proprietary ad serving technologies through our digital marketing services as part of revenue of Atlas DMT and the digital marketing technologies line of business.

Acquisitions and Comparability of Operations

Our results of operations for the nine months ended September 30, 2004 include the results of several acquisitions during the past year including GO TOAST (now Atlas OnePoint) in December 2003, NetConversions (now Atlas NetConversions) in February 2004, MediaBrokers, Technology Brokers and SBI.Razorfish in July 2004. The results of these acquisitions must be factored into any comparison of our 2004 results of operations to 2003 results. See Note 5 of our condensed consolidated financial statements for pro forma financial statements as if these entities had been acquired on January 1, 2003.

Digital Marketing Services

Throughout 2003, our interactive advertising agency Avenue A/Razorfish revised its contractual agreements with clients and online publishers so that effective January 1, 2004, Avenue A/Razorfish’s clients are directly liable for the cost of media purchases pursuant to those contractual agreements. As a result, we began recording revenue generated under such contractual agreements on a net basis, which excludes the cost of media purchased for our clients.

In July 2004, we completed the acquisition of interactive advertising agency, SBI.Razorfish, an Internet marketing and consulting firm. Combined with interactive agency Avenue A, the resulting brand identity for the Company’s core agency business is now Avenue A/Razorfish. Through our interactive advertising agencies, Avenue A/Razorfish and i-FRONTIER, we offer advertisers a suite of digital marketing services to help clients use the Internet as an integrated online advertising and business channel. All our capabilities include a process anchored in strategy, user-centric design, dynamic technology platforms, channel integration and optimization. Our agency core services include media planning and buying, ad serving, campaign analysis, optimization, web site and web application development, and creative. In addition, we offer our clients services such as Customer Insights, Customer Targeting, E-mail, Search Engine Marketing (also known as Avenue A/Razorfish Search), Portal Relationship Management and products such as BrandOptics, Global Marketing Dashboard, and ChannelScope.

The digital marketing services industry is continuing to experience growth as more and more advertisers discover the Internet’s capabilities to deliver accountable marketing results. In addition, as more and more people move online, and spend increased amounts of time surfing the Internet, the demand grows for advertising space. As a result the industry has seen a shift in the type of media that is being purchased. Two distinct categories of inventory have emerged – high impact, high priced brand inventory, and higher frequency, lower cost performance inventory. The large portals, including Yahoo! and Microsoft’s MSN, have experienced the most dramatic rise in pricing due to their keen focus on maximizing both types of inventory. Advances in the technology that supports rich media and online video have also led to advertisers now buying high impact, higher priced rich media advertisements. In addition, the industry is experiencing increased demand for effective search engine marketing. We believe the increases in inventory prices have resulted in increased demand for expertise in media planning and buying in order to more efficiently and effectively manage all media purchases.

Due to the contributions made by SBI.Razorfish, new clients, and the impact of these and other industry trends, our digital marketing services line of business experienced significant growth during the three months ended September 30, 2004 resulting in revenues of $28.3 million, compared to $7.3 million in net revenue, which management believes is a non-GAAP financial measure, and which excludes the cost of media purchased for our clients, during the three months ended September 30, 2003. During the three months ended September 30, 2004, we had 170 clients, which include 109 SBI.Razorfish clients, compared to 50 and 65 clients who generated revenue during the three months ended September 30, 2003 and June 30, 2004, respectively.

The digital marketing services line of business experienced a decrease in income from operations as a percentage of revenue, from $2.5 million of income from operations, or 8.7% of revenue, during the three months ended September 30, 2004 compared to $1.7 million, or 23% of revenue, during the three months ended September 30, 2003. This decrease in income from operations as a percentage of revenue is due to lower operating margins of the SBI.Razorfish portion of this line of business.

Digital Marketing Technologies

Through our Atlas DMT operating unit we provide large traditional advertising agencies, specialty interactive advertising agencies, and large direct advertisers who buy media with the ability to manage their digital marketing programs through our proprietary digital marketing management system known as the Atlas Digital Marketing Suite and through our Atlas GRP and Reach Forecaster. In addition, through our Atlas OnePoint service offerings, we provide our clients paid search management and optimization tools to improve their search engine marketing efforts. We also provide our clients with the ability to manage their Web sites’ effectiveness with our Atlas Vital Signs and Atlas NetConversions tools. We also market to select publishers a technology product that enables them to increase revenue in connection with low value and unsold inventory.

The digital marketing technologies industry is also continuing to experience growth as the Internet continues to attract new advertisers. The growth in the industry is being experienced not only in the United States, but also in Europe. Specifically, according to an industry trade group Britain’s Internet advertising market topped 350 million pounds ($650 million) in 2003, putting the industry on track to surpass commercial radio in Britain within the next three years. With the increased international demand for online advertising, in July 2004, we purchased TechnologyBrokers, the European reseller of Atlas DMT technology. Prior to July 2004, AtlasDMT had a reseller agreement with TechnologyBrokers in which we paid them commissions and fees for sales and client service support for our European customers. The industry overall is continuing to experience pricing pressures on ad serving as large advertisers ask for volume discounts. This has been a trend throughout 2004.

Supported by the growth in the industry, our digital marketing technologies line of business increased revenues to $15.6 million during the three months ended September 30, 2004, compared to $8.2 million during the three months ended September 30, 2003. This was achieved primarily through the contributions in revenue from new clients added over the past several quarters. As of September 31, 2004, AtlasDMT had over 200 clients. Our clients are located both domestically and internationally, including Canada, the United Kingdom, Germany and Australia. In addition, the growth in revenue was a result of the increased demand for our search engine marketing tools, provided through Atlas OnePoint, which are technologies obtained through the purchase of GO TOAST in December 2003. As a result of the growth in revenue, our digital marketing technologies line of business generated $6.7 million of income from operations, or 43% of revenue, during the three months ended September 30, 2004 compared to $3.0 million, or 36% of revenue, during the three months ended September 30, 2003. During the three months ended September 30, 2004, we continued to integrate the technologies purchased to support our search engine and rich media capabilities and enhance our existing Atlas Digital Marketing Suite, resulting in an increase in product development expenses. With the new client additions and recent acquisitions, we experienced increases in cost of revenue, sales and marketing and general and administrative, which are necessary to support this growth.

Digital Performance Media

Effective January 1, 2004, we established a third line of business, digital performance media, that includes both DRIVEpm and MediaBrokers, which we purchased in July 2004. Through our digital performance media line of business, we serve as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. DRIVEpm offers both the Performance and Selector programs and MediaBrokers offers both the MediaBrokers PFP and CPM programs. Under the Performance and PFP programs, our clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector and CPM programs, our clients can focus ad impressions on those users that fit a predetermined customer segment. Our digital performance media line of business had revenue of $2.8 million during the three months ended September 30, 2004 and incurred $2.7 million in costs and expenses resulting in $99,000 of income from operations.

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

Revenue Recognition for Fixed Price Contracts

Avenue A/Razorfish recognizes revenue from fixed-fee consulting contracts as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs and milestone outputs, as applicable. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.

We estimate the percentage of completion on contracts with fixed fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. When total cost estimates exceed revenues, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the business delivering the services. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

Accounting for Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue based on assumed market segment growth rates; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process. In addition to being used in our goodwill impairment analysis, the same estimates are used in the planning for both our long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. During the fourth quarter of 2003, we completed our most recent review which did not result in the recording of an impairment charge. We will perform our next annual review during the fourth quarter of 2004. We may incur charges for the impairment of goodwill in the future if a business segment fails to achieve our assumed revenue growth rates or assumed operating margin results.

Income Taxes

We recognize tax assets on the balance sheet if it is more likely than not that they will be realized in the future. Prior to September 30, 2004 a valuation allowance was recorded against our deferred tax assets, consisting primarily of net operating loss carry forwards. Based on our cumulative operating results through September 30, 2004 and an assessment of our expected future operations, we concluded that it is more likely than not that our deferred tax assets will be realized. Therefore we decreased the valuation allowance which resulted in an income tax benefit of $20.6 million during the quarter.

As of September 30, 2004, we had $22.8 million in deferred tax assets. The valuation allowance at September 30, 2004 is $893,000 and is comprised of the tax impact of capital losses incurred in prior years for which an allowance is still required.

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

Results of Operations

The following table presents statements of operations data for each of our lines of business for the three and nine months ended September 30, 2004 and 2003. Our discussion of revenue and cost of revenue for our digital marketing services segment provides revenue and cost of revenue as if cost of media purchases were excluded (net revenue). Net revenue and cost of revenue for 2003 may be considered non-GAAP financial measures. We believe this net revenue and cost of revenue analysis facilitates a better comparison to results of our digital marketing services line of business in 2004 due to the contractual changes discussed previously. Beginning January 1, 2004 all revenue from Avenue A/Razorfish is recorded net of media purchases. The results of any period are not necessarily indicative of results for any future period.

(in thousands)	Digital Marketing Services	Digital Marketing Technologies	Digital Performance Media	Unallocated Corporate Expenses	Total
	Three months ended September 30, 2004
Revenue	$28,299	$15,612	$2,829	$—	$46,740

Costs and expenses:
Cost of revenue	—	3,815	2,066	192 [2]	6,073
Client support	22,725	—	545	—	23,270
Product development	—	1,580	—	—	1,580
Sales and marketing	596	1,822	—	—	2,418
General and administrative	1,957	1,679	119	2,347	6,102
Amortization of intangible assets	—	—	—	1,370	1,370
Client reimbursed expenses	557	—	—	—	557

Total costs and expenses	25,835	8,896	2,730	3,909	41,370

Income (loss) from operations	$2,464	$6,716	$99	$(3,909)	$5,370

Interest and other income, net					3
Benefit for income taxes					(18,762)
Net income					$24,135

	Three months ended September 30, 2003

Revenue	$7,318[1]	$8,195	$—	$—	$15,513[1]
Costs and expenses:
Cost of revenue	— [1]	2,153	—	—	2,153 [1]
Client support	4,782	—	—	—	4,782
Product development	—	1,215	—	—	1,215
Sales and marketing	52	973	—	—	1,025
General and administrative	804	891	—	1,732	3,427
Amortization of deferred stock compensation	—	—	—	300	300
Amortization of intangible assets	—	—	—	72	72

Total costs and expenses	5,638	5,232	—	2,104	12,974

Income (loss) from operations	$1,680	$2,963	$—	$(2,104)	$2,539

Interest and other income, net					1,077
Provision for income taxes					174
Net income					$3,442

	Nine months ended September 30, 2004
Revenue	$50,946	$42,006	$4,279	$—	$97,231

Costs and expenses:
Cost of revenue	—	10,486	3,738	384 [2]	14,608
Client support	36,470	—	1,039	—	37,509
Product development	—	4,486	—	—	4,486
Sales and marketing	952	5,450	—	—	6,402
General and administrative	3,731	4,727	217	6,017	14,692
Amortization of intangible assets	—	—	—	2,216	2,216
Client reimbursed expenses	557	—	—	—	557

Total costs and expenses	41,710	25,149	4,994	8,617	80,470

Income (loss) from operations	$9,236	$16,857	$(715)	$(8,617)	$16,761

Interest and other income, net					1,060
Benefit for income taxes					(17,969)
Net income					$35,790

	Nine Months ended September 30, 2003

Revenue	$21,486[1]	$24,122	$—	$—	$45,608[1]
Costs and expenses:
Cost of revenue	— [1]	6,925	—	—	6,925	[1]
Client support	14,845	—	—	—	14,845
Product development	68	2,834	—	—	2,902
Sales and marketing	610	2,938	—	—	3,548
General and administrative	2,563	2,931	—	4,873	10,367
Amortization of deferred stock compensation	—	—	—	904	904
Amortization of intangible assets	—	—	—	204	204

Total costs and expenses	18,086	15,628	—	5,981	39,695

Income (loss) from operations	$3,400	$8,494	$—	$(5,981)	$5,913

Interest and other income, net					2,121
Provision for income taxes					338
Net income					$7,696

[1]	Effective January 1, 2004, as a result of contractual change with advertisers and publisher, Avenue A/Razorfish, included in the digital marketing services segment, began recording revenue and cost of revenue exclusive of the costs paid to publishers for media. In this presentation, during the three months ended September 30, 2003, net revenue and cost of revenue was $15.5 million and $2.2 million, respectively, which exclude media costs of $43.1 million. During the nine months ended September 30, 2003, net revenue and cost of revenue was $45.6 and $6.9 million, which exclude media costs of $112.5 million. Net revenue and cost of revenue is used for the three and nine months ended September 30, 2003 for better comparability with the 2004 results.

During the three months ended September 30, 2003, net revenue and cost of revenue for digital marketing services line of business was $7.3 million and $0, which excludes media costs of $43.1 million. During the nine months ended September 30, 2003, net revenue and cost of revenue was $21.5 million and $0, which excludes media costs of $112.5 million.

[2]	For the three and nine months ended September 30, 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.

Revenue

Revenue was $46.7 and $97.2 million during the three and nine months ended September 30, 2004, respectively, compared to $58.6 and $158.1 million during the three and nine months ended September 30, 2003, respectively. Revenue decreased in 2004 as beginning on January 1, 2004, due to revised contractual arrangements with clients, digital marketing services generates all revenue under the net method, which excludes the cost of media purchased for our Avenue A/Razorfish clients. Prior to January 1, 2004 the revenue was generated under the gross method and included the cost of media purchased for our Avenue A/Razorfish clients.

Revenue from digital marketing services increased to $28.3 and $51.0 million during the three and nine months ended September 30, 2004, respectively, from $7.3 and $21.5 million in net revenue for the three and nine months ended September 30, 2003. The increase in revenue is primarily attributed to the acquisition of SBI.Razorfish in July 2004. During the three and nine months ended September 30, 2004, SBI.Razorfish contributed revenue of $17.5 million to the digital marketing services line of business. Excluding the revenue generated from SBI.Razorfish, revenue from digital marketing services was $10.8 and $33.4 million during the three and nine months ended September 30, 2004. This increase in revenue was also due to contributions made by new clients evidenced by 170 clients who generated revenue during the three months ended September 30, 2004, including 109 SBI.Razorfish clients, compared to 50 clients who generated revenue during the three months ended September 30, 2003. In addition to new clients, we experienced strong spending from several existing large clients as they expanded their online advertising budgets. With the change from gross to net revenue reporting and the acquisition of SBI.Razorfish in July 2004, we also experienced a significant decrease in our client concentration compared to 2003. During the three months ended September 30, 2004, our top five clients generated 23% of our revenue compared to 67% and 38% during the three months ended September 30, 2003 and June 30, 2004, respectively.

Revenue from digital marketing technologies increased to $15.6 and $42.0 million for the three and nine months ended September 30, 2004, respectively, from $8.2 and $24.1 million from the three and nine months ended September 30, 2003, respectively. The increase in revenue is primarily the result of increased use of the Atlas DMT technology by existing customers combined with a consistent increase in client base over the past several quarters of both agencies and direct advertisers around the world. In addition, Atlas OnePoint and Atlas NetConversions contributed $2.3 and $5.1 million to revenue of digital marketing technologies during the three and nine months ended September 30, 2004, respectively, and none in 2003. As of September 30, 2004, Atlas DMT had over 200 clients compared to 167 and 114 at June 30, 2004 and September 30, 2003, respectively.

Revenue from digital performance media was $2.8 and $4.3 million during the three and nine months ended September 30, 2004, respectively, and is comprised of the gross value of the advertising space that was purchased for our clients and our fee for providing such service. Digital performance media consists of our DRIVEpm operating unit that was formed during the quarter ended December 31, 2003 and launched as a separate line of business to the public during the quarter ended March 31, 2004. In addition, digital performance media includes MediaBrokers, which was acquired in July 2004. During the three and nine months ended September 30, 2004, MediaBrokers contributed revenue of $1,094 to the digital performance media line of business.

Cost of revenue

Cost of revenue was $6.1 and $14.6 million during the three and nine months ended September 30, 2004, respectively, compared to $45.2 and $119.4 million during the three and nine months ended September 30, 2003, respectively. Cost of revenue decreased in 2004 as beginning on January 1, 2004, we revised our contractual arrangements with clients. Digital marketing services generates all cost of revenue under the net method, which excludes the cost of media purchased for our Avenue A/Razorfish client. Prior to January 1, 2004 the cost of revenue was generated under the gross method and included the cost of media purchased for our Avenue A/Razorfish clients.

Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $3.8 and $10.5 million for the three and nine months ended September 30, 2004, respectively, from $2.2 and $6.9 million for the three and nine months ended September 30, 2003, respectively. The increase in cost of revenue was primarily due to increased headcount associated with client support for our digital marketing technologies line of business. The increased headcount was a result of the acquisitions of Atlas OnePoint in December 2003 and NetConversions in February 2004 and additional client support personnel necessary to support new Atlas DMT clients. As of September 30, 2004, there were 49 client support personnel associated with digital marketing technologies, including 13 Atlas OnePoint and NetConversions client support personnel, compared to 24 as of September 30, 2003. In addition, there were 33 production support personnel as of September 30, 2004 compared to 24 as of September 30, 2003.

Cost of revenue associated with our digital performance media was $2.1 and $3.7 million for the three and nine months ended September 30, 2004, respectively, and relates to the cost of the advertising space that is purchased from Web sites to resell to our clients.

Client Support

Client support expenses associated with our digital marketing services consist primarily of salaries and related expenses for client support personnel for our interactive advertising agencies, Avenue A/Razorfish and i-FRONTIER. Client support expenses also include expenses for contractors retained their specialized skill set to work on client contracts. Client support expenses associated with digital marketing services increased to $22.7 and $36.5 million for the three and nine months ended September 30, 2004, respectively from $4.8 and $14.8 million for the three and nine months ended September 30, 2003. The increase in client support expenses was primarily due to the acquisition of SBI.Razorfish in July 2004. During the three and nine months ended September 30, 2004, SBI.Razorfish contributed $15.2 million in client support expenses associated with the digital marketing services line of business. In addition to the impact of the acquisition of SBI.Razorfish, the increase in client support expenses was due to increased headcount necessary to support new clients and increased spending by existing clients. As of September 30, 2004 there were 824 client support personnel in our digital marketing services line of business, including 537 from the addition of SBI.Razorfish, compared to 189 as of September 30, 2003. In general, for our media business, increased spending from existing clients requires only modest increases in client support costs, while the addition of new clients results in a more significant increase in client support costs. For the non media business, both the addition of new clients and increased spending from existing clients requires a more proportionate increase in client support expense in order to fulfill the client contracts.

Client support expenses associated with our digital performance media consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. Client support expenses associated with digital performance media were $545,000 and $1.0 million during the three and nine months ended September 30, 2004, respectively.

Product Development

Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $1.6 and $4.5 million for the three and nine months ended September 30, 2004, respectively, compared to $1.2 and $2.9 million for the three and nine months ended September 30, 2003. The increase in product development expenses was primarily due to an increase in product development personnel as a result of the acquisition of GO TOAST (now Atlas OnePoint) in December 2003 and development efforts toward integration of our search management and ad serving technologies. The increase can also be attributed to lower capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite. During the three and nine months ended September 30, 2004 and 2003, we capitalized $378,000 and $660,000 of certain direct costs, respectively, in accordance with the guidance provided in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or obtained for Internal Use.” Similarly, during the three and nine months ended September 30, 2003, we capitalized $1.1 and $1.9 million, respectively, of such costs. As of September 30, 2004, there were 58 product development personnel compared to 35 as of September 30, 2003.

Sales and Marketing

In general, our digital marketing services line of business acquires clients through a consultative approach using our existing client service teams. Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive advertising agencies, Avenue A/Razorfish and i-FRONTIER. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications. Sales and marketing expenses associated with digital marketing services increased to $596,000 and $952,000 for the three and nine months ended September 30, 2004, respectively, from $52,000 and $610,000 for the three and nine months ended September 30, 2003. The increase in sales and marketing expenses was primarily due to acquisition of SBI.Razorfish in July 2004. During the three and nine months ended September 30, 2004, SBI.Razorfish contributed $394,000 in sales and marketing expenses to the digital marketing services line of business. As of September 30, 2004 there were 10 sales and marketing personnel in our digital marketing services line of business, including 6 from the acquisition of SBI.Razorfish, compared to 3 as of September 30, 2003.

Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and related expenses for our sales force, including an agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. This agreement was ended in late July 2004 in connection with the acquisition of TechnologyBrokers. In addition, these expenses include salaries of marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $1.8 and $5.5 million during the three and nine months ended September 30, 2004, respectively, from $973,000 and $2.9 million for the three and nine months ended September 30, 2003. The increase in sales and marketing expenses was primarily due to an increase in sales and marketing efforts in order to gain increased acceptance in the marketplace, especially in Europe. Prior to July 2004, we contracted with TechnologyBrokers to provide sales support to Atlas DMT in the United Kingdom, and, in turn, we paid them commissions based on a specified percentage of qualifying revenues. Subsequent to the acquisition in late July, we no longer pay commissions to TechnologyBrokers, but this was offset by the increase in commissions paid prior to the acquisition due to the sales growth. In addition, the increase can be attributed to the addition of Atlas OnePoint and Atlas Net Conversion’s sales personnel and their related sales and marketing efforts. As of September 30, 2004 there were 29 sales and marketing personnel in our digital marketing technologies line of business compared to 14 as of September 30, 2003.

General and Administrative

General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist of a direct allocation of these costs based on several allocation methods including headcount and the percentage of revenue generated by the respective entity. General and administrative expenses increased to $6.1 and $14.7 million for the three and nine months ended September 30, 2004, respectively, from $3.4 and $10.4 million for the three and nine months ended September 30, 2003, respectively. The increase in general and administrative expenses was primarily due to the acquisition of SBI.Razorfish in July 2004 in which we acquired certain general and administrative personnel. During the three and nine months ended September 30, 2004, SBI.Razorfish contributed $698,000 in general and administrative expenses. The increase in general and administrative expenses was also due to increased headcount necessary to support the growth of our operating units including costs associated with continued development and support of a new corporate financial system. In addition, we experienced increased expenses associated with efforts to comply with the new corporate governance requirements, and increases in performance-based compensation expenses. As of September 30, 2004, there were 95 corporate personnel, including 28 from the acquisition of SBI.Razorfish, compared to 39 as of September 30, 2003.

Amortization of Deferred Stock Compensation

Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation was being amortized on an accelerated basis over the four-year vesting period of the applicable options. There is no amortization expense for deferred stock compensation for the three or nine months ended September 30, 2004 as deferred stock compensation was fully amortized as of December 31, 2003. Amortization of deferred stock compensation was $300,000 and $904,000 for the three and nine months ended September 30, 2003.

Amortization of Intangible Assets

Amortization of intangible assets relates to the intangible assets purchased through various acquisitions. Amortization of intangible assets was $1.4 million, $2.2 million, $72,000 and $204,000 during the three and nine months ended September 30, 2004 and 2003, respectively. Amortization of the intangible assets associated with the purchased technology is recorded as a cost of revenue and was $192,000 and $384,000 during the three and nine months ended September 30, 2004.

Client Reimbursed Expenses

Client reimbursed expenses include all reimbursable project expenses billed to customers. These expenses are also recorded as a component of revenue. Client reimbursed expenses were $557,000 for the three and nine months ended September 30, 2004.

Interest and Other Income, Net

Net interest and other income consist primarily of earnings on our cash, cash equivalents, and short-term investments. Net interest and other income was $268,000, $1.3 million, $1.1 million and $2.1 million for the three and nine months ended September 30, 2004 and 2003, respectively. The decrease in net interest and other income is primarily related to the decrease in cash, cash equivalents, and short-term investments associated with the purchase of SBI.Razorfish in July 2004.

Interest Expense

Interest expense was $265,000, $265,000, $6,000, and $32,000 during the three and nine months ended September 30, 2004 and 2003, respectively. During the three and nine months ended September 30, 2004, interest expense relates to the outstanding debt issued in connection with the acquisition of SBI.Razorfish in July 2004. This debt was subsequently paid off with the proceeds from the sale and issuance of convertible debt in August and September 2004.

(Benefit) Provision for Income Taxes

Based on our cumulative operating results through September 30, 2004 and an assessment of our expected future operations, we concluded that it is more likely than not that our deferred tax assets will be realized. Therefore we decreased the valuation allowance which resulted in an income tax benefit of $20.6 million during the quarter.

During the three and nine months ended September 2004, we incurred an $18.8 and $18.0 million net credit to provision for income taxes, respectively. This is comprised of the $20.6 million valuation allowance decrease offset by the current period income tax provision of $1.9 and $2.7 million for the three and nine months ended September 2004, respectively. This compares to $174,000 and $338,000 provision for income taxes for the corresponding periods in 2003.

Through the remainder of 2004, we expect that our income tax provision will be recorded based on an estimated effective tax rate of 35-40%.

Outlook for 2004

For the three months ending December 31, 2004, we anticipate revenue between $53.0 and $56.0 million and diluted net income between $0.03 and $0.05 per share. For the year ended December 31, 2004, we anticipate revenue between $150.0 and $153.0 million and diluted net income between $0.42 and $0.45 per share.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000.

As of September 30, 2004, we had cash and cash equivalents of $19.1 million, short-term investments of $33.5 million, and $80 million of convertible debt on our consolidated balance sheet.

Net Cash from Operating Activities

Net cash provided by operating activities was $26.7 and $9.2 million during the nine months ended September 30, 2004 and 2003, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by the timing of cash collections from our clients and the subsequent cash payments for purchases of media on behalf of our clients.

Under our prior Avenue A contract structure in 2003, we were liable for media purchases for our clients and the payment of publisher invoices was not dependent on receipt of payment from our clients. As such, during the nine months ended September 30, 2003, the cash generated from operating activities has been influenced by the timing of payments received from clients and payment to publisher Web sites. Effective January 1, 2004, under our new contract structure, Avenue A’s clients are directly liable for media purchases and we are not legally required to pay publisher invoices without previous payment from our client for that media purchase. We believe this change influenced our cash flow from operating activities as the timing of payments for media purchases is now influenced by the timing of payment received from our clients for such media purchases.

Although our cash flow from operating activities is influenced primarily by the timing of media payments and our client concentration, the cash received from our clients for our services exceeds the funds necessary to maintain current operations.

Net Cash from Investing Activities

Our investing activities primarily relate to the purchase and sale of short term investments, purchases of property and equipment, and acquisition related activities. Net cash used in investing activities was $47.5 million and $8.1 million for the nine months ended September 30, 2004 and 2003, respectively.

In accordance with our investment policy, we purchase primarily investment-grade marketable securities with maturities of less than two years. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. During the nine months ended September 30, 2004 we had net sales of marketable securities of $56.3 million and during the nine months ended September 30, 2003, we had net purchases of $4.6 million.

Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, computer hardware and software for the development of our proprietary technology, and leasehold improvements for our facilities. During the nine months ended September 30, 2004 and 2003, capital expenditures were $5.4 million and $3.5 million respectively. In addition, during the nine months ended September 30, 2004, we purchased $1.7 million of software to accelerate the development and launch of rich media capabilities in our Atlas Digital Marketing Suite. This software is being depreciated over 36 months.

In February 2004, we purchased NetConversions (now Atlas NetConversions) for $4.0 million, which includes net cash acquired of $60,000 and acquisition costs of $145,000. An additional $550,000 in cash will be paid upon completion of certain post-closing requirements. Atlas NetConversions is eligible for future contingency payments. See Note 5 of our Notes to Condensed Consolidated Financial Statements for further discussion of contingency payments.

In July 2004, we purchased TechnologyBrokers and MediaBrokers for approximately $3.2 million, which includes net cash acquired of $349,000 and acquisition costs of $221,000. In addition approximately $731,000 in cash will be paid in connection with working capital requirements as of the purchase date. TechnologyBrokers and MediaBrokers are eligible for future contingency payments. See Note 5 of our Notes to Condensed Consolidated Financial Statements for further discussion of contingency payments.

In July 2004, we purchased SBI.Razorfish for $85.0 million in cash and approximately $75.0 million in convertible debt.

Net Cash from Financing Activities

Our financing activities primarily relate to the proceeds from and payments made on notes payable and the proceeds from issuance of common stock through our stock option and employee stock purchase plans.

In 2003, we paid the remaining balance on our notes payable and as of December 31, 2003, we had no outstanding debt. In August and September 2004, we sold approximately $80.0 million in convertible senior subordinated notes, the proceeds of which were used to redeem 100 percent of the notes issued in connection with the acquisition of SBI.Razorfish. In connection with the offering, we also paid $2.2 million in debt issuance costs. See discussion of interest and principal payments in Note 7 of our Notes to Consolidated Financial Statements.

Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $4.0 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively.

With the acquisition of SBI.Razorfish, we anticipate experiencing a significant increase in operating expenditures including the addition of interest expense associated with the convertible notes. This will result in a material use of our cash resources. We also estimate an increase in revenue in 2004 related both to traditional aQuantive service lines and new services provided through the acquisition of SBI.Razorfish. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond.

Commitments

As of September 30, 2004, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of September 30, 2004 (in thousands):

	Three months ended September 30, 2004	Year ended December 31,
		2005	2006	2007	2008 and thereafter
Commitments:
Operating leases	$1,035	$4,469	$4,998	$3,938	$9,677
Ad content delivery services	430	1,311	27	9	—
Convertible debt	860	900	1,800	1,800	110,600

Total commitments	$2,325	$6,680	$6,825	$5,747	$120,277

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

We are subject to risks frequently encountered by companies in the Internet marketing and advertising industry.

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

We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of September 30, 2004, our accumulated deficit was $55.2 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. We cannot assure you that we will generate sufficient revenue to maintain profitability. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations, we may be unable to maintain profitability.

Our quarterly operating results are subject to fluctuations that may cause our stock price to decline.

Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:

•	addition of new clients or loss of current clients;

•	seasonal fluctuations in advertising spending;

•	timing variations on the part of advertisers with regard to implementing advertising campaigns;

•	changes in the availability and pricing of advertising space;

•	timing of signing large contracts or satisfying milestone deliverables;

•	timing and amount of our costs; and

•	costs related to any possible future acquisitions of technologies or businesses.

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

We rely on a limited number of clients, and the loss of a major client or a reduction in a major client’s Internet advertising or marketing budget could significantly reduce our revenue.

Our business would be harmed by the loss of any of our major clients, a reduction in the Internet advertising or marketing budgets of any of these clients or any significant reduction in revenue generated from these clients. Current clients may decide not to continue purchasing advertising or marketing services from us or may significantly reduce their advertising or marketing spending, and we may not be able to successfully attract additional clients. For example, in July 2003, AT&T Wireless informed us that it had selected a new agency of record for its online advertising initiatives and therefore would discontinue its use of most of our services. In addition, the non-payment of amounts due to us from one or more of our significant clients could harm our business.

Our client contracts have short termination periods, and the loss of one or more of these contracts in a short period of time could harm our business.

We derive a significant portion of our revenue from the sale of advertising services under advertising campaign services contracts, all of which are terminable upon 90 days’ or less notice. In addition, these contracts generally do not contain penalty provisions for termination before the end of the contract term. As a result of our acquisition of SBI.Razorfish, a significant portion of our revenue is now derived from the provision of Internet marketing and consulting services, which tend to be project based and terminable on short notice. The non-renewal, termination or deferral of a significant number of these contracts or the termination or deferral of engagements for Internet marketing and consulting services in any one period could cause an immediate and significant decline in our revenue and harm our business.

The Internet advertising or marketing market may deteriorate, or develop more slowly than expected, which could harm our business.

If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers and marketers to the Internet as an advertising and marketing medium, the willingness of our potential clients to outsource their Internet advertising and marketing needs, and our ability to sell technology services to advertising agencies. The Internet advertising and marketing market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising, marketing and technology services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to Internet advertising or marketing. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients’ total advertising budgets. Businesses, including current and potential clients, may find Internet advertising or marketing to be less effective than traditional advertising media or marketing methods for promoting their products and services, and therefore the market for Internet advertising, marketing and technology services may deteriorate or develop more slowly than expected. In addition, “filter” software programs are available that limit or prevent advertising from being delivered to an Internet user’s computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising and seriously harm our business.

We may not manage the integration of acquired companies successfully.

We have recently completed several acquisitions, including: GO TOAST, a Denver-based provider of paid search management and optimization tools; NetConversions, a Seattle-based provider of website usability technology; SBI.Razorfish, a provider of internet marketing and consulting services; TechnologyBrokers, a UK-based company that resells AtlasDMT technologies and MediaBrokers, a UK-based company that provides performance media. We may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current businesses. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, our recent acquisitions and any potential future acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, services and personnel of acquired businesses;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	diversion of management’s attention from other business concerns;

•	unavailability of favorable financing for future acquisitions;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	responsibility for liabilities of acquired businesses, some of which may be unknown at the time of acquisition;

•	potential failure to achieve additional sales through cross-marketing of the combined company’s products to new and existing customers;

•	inability to maintain our standards, controls, procedures and policies, which could affect our ability to receive an unqualified attestation from our independent accountants regarding management’s required assessment of the effectiveness of our internal control structure and procedures for financial reporting; and

•	increased fixed costs.

Our business may be seriously harmed by third-party litigation against us relating to the collection and use of Internet user information.

We have been subject to class action lawsuits alleging, among other things, that our collection and use of Internet user information violates federal and state laws, and we may be subject to additional suits in the future. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may require us to pay substantial damages or prevent us from conducting targeted advertising and aggregating data from our clients’ advertising campaigns. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and we may be subject to similar claims. Such claims, and any other claim by a government entity or other third party against us regarding our collection and use of Internet user information, could seriously harm our business.

Privacy concerns could lead to legislative and other limitations on our ability to collect usage data from Internet users, including limitations on our use of cookie or action tag technology and user profiling.

Privacy concerns could lead to legislative and other limitations on our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies for our clients. Our systems use “cookies” and “action tags” to track Internet users and their online behavior, which allows us to build anonymous user profiles. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when we serve advertisements. An action tag functions similarly to a banner ad, except that the action tag is not visible. Our action tags may be placed on specific pages of our clients’ or prospective clients’ websites. This enables us to measure an advertising campaign’s effectiveness in driving consumers to take specific actions.

We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Other bills, which are intended to regulate spyware, may be drafted in such a way as to include technology like cookies and action tags in the definition of spyware, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (though not all have done so). Germany has imposed its own laws limiting the use of user profiling, and other countries (both in and out of the European Union) may impose similar limitations. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. Finally, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit or eliminate our ability to use cookies and action tags.

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

We and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a consolidated class action lawsuit that alleges violations of federal securities laws in connection with our initial public offering. Razorfish is similarly involved in this lawsuit relating to its initial public offering in April 1999. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters’ compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock and/or the stock of other companies. We recently accepted a settlement proposal for this litigation. The settlement is subject to a number of procedural conditions and will also require approval by the court, after class members, co-defendant underwriters and other interested parties are given the opportunity to object to or opt out of the settlement. The court is currently considering the motion for approval of the settlement. The underwriters, as a group, have raised objections to the settlement. Approval of the settlement cannot be assured. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and may otherwise seriously harm our business.

We may be subject to patent infringement claims in the future, including claims that our ad serving technologies, processes or methods infringe the patents of other parties.

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

The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of our key management, client service, product development, sales and technical personnel. Many key personnel have joined us as a result of our recent acquisitions and they may not feel as much loyalty to us, or have as much desire to work for a company of our size and nature, as they did with respect to the company they worked for prior to the acquisition. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into non-competition agreements with our employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

Our business of delivering Internet professional services is labor intensive. Accordingly, our future success also depends in large part on our ability to identify, attract, hire, train, retain and motivate highly skilled personnel who can provide the Internet strategy, technology, marketing and creative skills required by our clients. If we fail to hire and retain a sufficient number of qualified client service, product development, sales and technical personnel, we may not be able to maintain or expand our business.

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

The market for Internet advertising and consulting services is relatively new, yet competitive. Our digital marketing services line of business, including Avenue A/Razorfish and i-FRONTIER, competes with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, such as the Internet advertising arm of Ogilvy and Omnicom, and companies that provide marketing services such as Digitas. We also compete in the digital marketing services market with several technology system integrators, such as IBM Global Solutions and Accenture. Our digital marketing technologies, through Atlas DMT, compete with third-party ad serving companies and campaign management technology companies such as Doubleclick. In addition, the Atlas OnePoint division competes with providers of search management capabilities, such as Did It and Bid Rank, and Atlas NetConversions competes with providers of website usability and effectiveness metrics tools, such as Keynote Systems, Optimost and Offermatica.

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

In addition, our ability to maintain existing client relationships and generate new clients will depend to a significant degree on the quality of our services and our reputation among clients and potential clients, as compared with our competitors. To the extent we lose clients to our competitors because of dissatisfaction with our services or because our reputation is harmed for any other reason, our business could be negatively affected.

Consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers may impair our ability to serve advertisements, to acquire advertising space at favorable rates and to collect campaign data.

The consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers could harm our business. This type of consolidation could eventually lead to a concentration of desirable advertising space on a very small number of networks and websites. This type of concentration could substantially impair our ability to serve advertisements if these networks or websites decide not to permit us to serve, track or manage advertisements on their websites, or if they develop ad placement systems that are not compatible with our ad serving systems. These networks or websites could also use their greater bargaining power to increase their rates for advertising space or prohibit or limit our aggregation of advertising campaign data. In addition, concentration of desirable advertising space in a small number of networks and websites could diminish the value of our advertising campaign databases, as the value of these databases depends to some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and websites.

Sustained or repeated system failures could significantly impair our operations and lead to client dissatisfaction.

Sustained or repeated system failures could significantly impair our operations and reduce the attractiveness of our services to our current and potential clients. The continuous and uninterrupted performance of our systems is critical to our success. Our operations depend on our ability to protect these systems against damage from fire, power loss, water damage, earthquakes, telecommunications failures, viruses, vandalism and other malicious acts and similar unexpected adverse events. Clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them. In particular, the failure of our ad serving systems, including failures that delay or prevent the delivery of targeted advertisements to websites and advertising networks, could reduce client satisfaction and damage our reputation.

Our services are substantially dependent on certain systems provided by third parties over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area and in Weehawken, New Jersey, Dallas, Texas and London, England at facilities operated by Savvis, Inc. and MCI. Additionally, Speedera Networks Inc. provides content delivery for us at their facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Internet advertising networks and websites due to system failures unrelated to our own systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

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

Legislation, regulations or standards may be adopted or amended that could impair our ability to provide our services to clients or otherwise harm our business.

Legislation, regulations or standards may be adopted or amended that could impair our ability to provide our services to clients or otherwise harm our business. The legal and regulatory environment governing the Internet and Internet advertising is uncertain and may change. Laws, regulations and standards may be adopted or amended covering issues such as privacy, pricing, acceptable content, consumer protection and quality of products and services on the Internet. These laws, regulations and standards could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising medium. Also, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of advertising networks or websites. Further, our business and technology is very complex, and legislation may be adopted that has unintended consequences on our business or is unnecessarily broad. Any of these developments could harm our business.

In addition, laws, regulations and standards may be adopted or amended relating to the taxation of our services. We received reporting instructions from Washington State tax authorities that require us to pay Washington State business and occupation tax on the media we purchase on behalf of our clients. We expect to assert administrative remedies with the Washington State tax authorities and evaluate tax strategies that might allow deduction of media purchases in connection with the measure of business and occupation tax. If these efforts are not successful, this business and occupation tax requirement, and any other tax-related requirements, could substantially increase our cost of conducting business.

In conjunction with third-party contractors, our service offerings include email advertising and marketing services. The market for email advertising and marketing in general is vulnerable to the negative public perception associated with unsolicited email. Federal, state and foreign governments have enacted legislation, including the CAN-SPAM Act of 2003 that limits or prohibits the use of unsolicited email and imposes liability on those that assist sending such email. The Federal Trade Commission, under the CAN-SPAM Act, is commencing rulemaking that may further limit the use of email for advertising. Government action, public perception or press reports related to solicited or unsolicited email could reduce the overall demand for email advertising and marketing in general and our email services in particular. The negative public perception surrounding providers and users of email advertising, which may include us and our clients, may also lead third party vendors and/or partners to choose not to work with us, or to discontinue current relationships. In addition, although our email delivery program is based on the email addressee’s consent or other indication of willingness to receive such email where required by law, it is possible that laws, regulations or standards may be adopted or amended that may require us to change or discontinue our current practices or may subject us to liabilities. Furthermore, we may be the target of lawsuits or enforcement actions if a plaintiff or government agency believes that legal requirements regarding the delivery of email have not been followed by us, our clients or a third-party contractor or that emails have been received contrary to the email addressee’s wishes. Any of these circumstances could harm our business.

We may not be able to adapt to rapidly changing Internet technology trends and evolving industry standards.

The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing client demands, particularly in the areas of search marketing and rich media. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our services obsolete. Our future success will depend on our ability to adapt to rapidly changing technologies, enhance our existing Internet advertising services and develop and introduce a variety of new services to address our clients’ changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our services. In addition, any new services or enhancements must meet the requirements of our current clients and must achieve market acceptance. Material delays in introducing new services and enhancements may cause clients to discontinue use of our services and to use the services of our competitors.

Our business is increasingly geographically dispersed both within the United States and internationally, and our business will be harmed if we are not able to effectively manage these operations.

Largely as a result of our recent acquisitions, we now have business operations in more than ten locations in the United States and several international locations, and we expect continued growth of our international operations in the future. Effective management of these dispersed domestic operations requires significant dedication of senior management time and effort, requires us to replicate certain processes, procedures and resources in multiple locations, and may result in higher overhead costs. Further, our international operations are subject to additional risks inherent to international operations, including:

•	the high cost of maintaining international operations;

•	difficulties and costs of staffing and managing foreign operations;

•	impact of recessions or instability in economies outside the United States;

•	changes in regulatory requirements;

•	more restrictive data protection regulations, which may vary by country;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	fluctuations in exchange rates.

Our stock price has been and may continue to be volatile.

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended November 5, 2004, the closing price of our common stock ranged from $7.56 to $13.28 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	releases to the public of financial and other information about companies we have acquired;

•	quarterly variations in our operating results;

•	announcements by us or our competitors of new products or services, significant contracts, acquisitions or business relationships with other companies;

•	publicity about our company, our services, our competitors or Internet advertising in general;

•	additions or departures of key personnel;

•	acquisitions or losses of significant clients;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of other publicly traded companies in general and, in particular, those that are Internet or advertising related.

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

We rely on strategic relationships that could be terminated easily.

For the website design and development portion of our digital marketing services line of business, we have a number of strategic relationships with leading hardware and software companies. The loss of any one of these strategic relationships would deprive us of the opportunity to gain early access to leading-edge technology, cooperatively market products with the vendor, cross-sell additional services and gain enhanced access to vendor training and support. Maintenance of our strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The legal contracts associated with these relationships would not be sufficient to force the strategic relationship to continue effectively if the strategic partner wanted to terminate the relationship. In the event that any strategic relationship is terminated, our business may be negatively affected.

The infringement or misuse of intellectual property rights could harm our business.

We regard our intellectual property rights, such as copyrights, trademarks, trade secrets, practices and tools, as important to our success. To protect our intellectual property rights, we rely on a combination of trademark and copyright law, trade secret protection and confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which we intend to offer our services. The steps we have taken to protect our intellectual property rights may not be adequate, third parties may infringe or misappropriate our intellectual property rights and we may not be able to detect unauthorized use and take appropriate steps to enforce our rights.

If we do not perform to our clients’ expectations, we face potential liability.

Many of our consulting engagements regarding website design and development in our digital marketing services line of business involve the development, implementation and maintenance of applications that are critical to the operations of our client’s businesses. Our failure or inability to meet a client’s expectations in the performance of its services could injure our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for the failure. In addition, we possess technologies and content that may include confidential or proprietary client information. Although we have implemented policies to prevent this client information from being disclosed to unauthorized parties or used inappropriately, any unauthorized disclosure or use of this information could result in a claim for substantial damages. Contractual damages limitation provisions that we attempt to implement to limit our damages from negligent acts, errors, mistakes or omissions in rendering professional services may not be enforceable or may not otherwise protect us from liability for damages.

Further, clients often hire us for complex development engagements that they cannot complete themselves. These projects often involve the use of new technology that has not been extensively tested or used in actual applications. We attempt to negotiate appropriate provisions into our professional services agreements to protect us against unexpected delays or failures caused by this new technology, but we are often unable to do so. In any event, if we fail to successfully complete projects according to the agreed upon schedule and budget, our client relationships suffer, and our business could be adversely impacted.

Our business may suffer if we have disputes over our right to reuse intellectual property developed for specific clients.

Part of our business involves the development of software applications for discrete client engagements. Ownership of client-specific software is generally retained by the client, although we typically retain the right to reuse some of the applications, processes and other intellectual property developed in connection with client engagements. Issues relating to the rights to intellectual property can be complicated, and disputes may arise that could adversely affect our ability to reuse these applications, processes and other intellectual property. These disputes could damage our relationships with our clients and our business reputation, divert our management’s attention and have a material adverse effect on our business.

Our business may be harmed if we fail to accurately estimate the cost, scope, expectations or duration of a fixed fee engagement.

The website design and development portion of our digital marketing services business performs some of its services on a fixed fee basis. Because of the complexity of many of these fixed fee engagements, accurately estimating the cost, scope, expectations and duration of a particular fixed fee engagement can be a difficult task. If we fail to appropriately structure one or more fixed fee engagements, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on a fixed fee engagement, this could harm our reputation and result in a loss on the engagement.

Our billable employees may be underutilized if clients do not retain our services, which could reduce our revenues and margins.

The website design and development portion of our digital marketing services line of business derives much of its revenue from projects that use billable employees. If clients who use our services fail to retain us for future projects or if clients or prospective clients delay planned projects, we may be unable to quickly reassign billable employees to other engagements so as to minimize under-utilization of these employees. This under-utilization could reduce our revenues and gross margins.

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

Changes in Internal Controls

In connection with the acquisition of SBI.Razorfish in July 2004, we entered into a Transition Services Agreement with SBI Services, Inc. Under this agreement, SBI Services is providing certain administrative services, including financial accounting for the acquired SBI.Razorfish operations, through December 31, 2004. At our options we may extend the term until any later date up to December 31, 2005 upon terms reasonably approved by SBI Services and aQuantive.

In connection with this arrangement, we have implemented internal controls over transactions and financial reporting to maintain the integrity of our financial reporting. This includes but is not limited to implementation of our significant policies, procedures and business practices by SBI Services. In addition, SBI Services prepares a monthly reporting package that is reviewed and approved by management.

No other changes were made to our internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 15, 2001, and June 20, 2001, Razorfish and certain of its former officers and directors were named as defendants in two virtually identical purported class actions filed in the United States District Court for the Southern District of New York. The actions have since been consolidated in In re Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS) (the “IPO Allocation Litigations”) and a consolidated amended complaint was filed on April 24, 2002. This is the same consolidated action in which Avenue A, Inc. is named as a defendant. Please see the description contained under the caption “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003 for more detailed information regarding our involvement in this litigation relating to Avenue A’s initial public offering. With respect to the claims against Razorfish, the amended complaint alleges that the underwriters of Razorfish’s initial public offering engaged in improper compensation practices that were not disclosed in the offering’s prospectus, among other things. The improper compensation practices allegedly include charging third-party clients of the underwriters excess commissions in exchange for allocations of IPO shares or engaging in certain undisclosed market stabilization practices in order to artificially inflate the price of the stock in the after-market. The amended complaint includes claims against Razorfish and the individual defendants under Section 11 of the Securities Act, and Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The amended complaint also contains claims against the individual defendants under Section 15 of the Securities Act and Section 20(a) of the Exchange Act. Similar allegations have been made against more than 300 other issuers and their underwriters. A settlement proposal is pending before the court to dismiss and release all claims against the issuer defendants and their individual officers and directors, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO Allocation Litigations, and for the assignment or release of certain potential claims that we may have against the underwriters. The settlement is subject to a number of procedural conditions. The settlement will also require approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

ITEM 6. EXHIBITS

4.1	Indenture dated August 24, 2004 between aQuantive, Inc. and BNY Western Trust Company, as Trustee (a)

4.2	Registration Rights Agreement dated August 24, 2004 between aQuantive, Inc. and Thomas Weisel Partners LLC (a)

10.1	aQuantive, Inc. Restated 1999 Stock Incentive Compensation Plan NonQualified Stock Option Letter Agreement

10.2	Exchange Building Office Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated June 25, 2004.

10.3	First Amendment to Lease between Walton Exchange Investors II, L.L.C and aQuantive, Inc. dated November 5, 2004.

10.4	First Amendment to Lease between the Chicago Fulton Venture, L.L.C., and SBI Group, Inc. dated April 15, 2004.

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed August 26, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2004.

AQUANTIVE, INC.

By:	/s/ MICHAEL VERNON
Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)