Form 10-Q/A
period 2004-09-30
AQUANTIVE INC
filed 2004-11-12
CIK 1071806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q”) of aQuantive Inc., originally filed with the Securities and Exchange Commission on November 9, 2004, is being filed solely to correct an error in the “Outlook for 2004” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Form 10-Q originally filed on November 9, 2004 contained incorrect figures for anticipated diluted net income per share for the year ended December 31, 2004. This Amendment No. 1 to the Form 10-Q sets forth the complete text of Item 2, as corrected, and updates the signature page and Exhibits 31.1 and 31.2. The remainder of the Form 10-Q, is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 reflects only the changes discussed above. No other information included in the original Form 10-Q, including our financial statements and the footnotes thereto, has been modified or updated.

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

Outlook for 2004

For the three months ending December 31, 2004, we anticipate revenue between $53.0 and $56.0 million and diluted net income between $0.03 and $0.05 per share. For the year ended December 31, 2004, we anticipate revenue between $150.0 and $153.0 million and diluted net income between $0.25 and $0.27 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2004.

AQUANTIVE, INC.

By:	/s/ MICHAEL VERNON
Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)