Form 10-K
period 2004-12-31
AQUANTIVE INC
filed 2005-03-16
CIK 1071806

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number 0-29361

aQuantive, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-1819567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

821 Second Avenue, 18th Floor, Seattle, Washington (Address of Principal Executive Offices)	98104 (Zip Code)
(206) 816-8800
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant To Section 12(b) of the Act:
None.
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant as of June 30, 2004 was approximately $605,613,678.
      The number of shares of the registrant’s Common Stock outstanding at February 28, 2004 was 62,719,341.

AQUANTIVE, INC.
2004 FORM 10-K ANNUAL REPORT
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 25, 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year to which this Report relates.

PART I
      This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Business — Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “aQuantive,” the “Company,” “we,” “us” and “our” refer to aQuantive, Inc. and its subsidiaries.

ITEM 1.	BUSINESS
Company Background and Overview
      aQuantive, Inc., a Washington corporation, is a digital marketing services and technology company. We were founded in 1997 under the brand name Avenue A to help marketers acquire, retain and grow customers across digital media. Our initial public offering took place in February 2000. In 2001, we established a separate business unit, Atlas, to sell our proprietary campaign management technology to other interactive agencies and direct advertisers. At the end of 2002, we acquired Philadelphia-based i-FRONTIER, an interactive agency that specializes in creative and website development and combined its capabilities with our Avenue A agency. At the end of 2003, we acquired search management technology provider GO TOAST and incorporated it into the Atlas business as Atlas OnePoint and Atlas Search. In early 2004, we acquired website usability technology provider NetConversions, which we also incorporated into our Atlas business. We also launched a new business unit in early 2004, DRIVEpm, which was created internally. DRIVEpm is a performance media company that resells publisher inventory on a targeted basis to advertisers. More recently, in July of 2004 we acquired SBI.Razorfish, an Internet marketing, web development, design and consulting firm, and combined its capabilities with our Avenue A agency offering, rebranding the combined unit as Avenue A | Razorfish. Also in 2004, we acquired United Kingdom (UK) based TechnologyBrokers and MediaBrokers. Prior to the acquisition, TechnologyBrokers was the sole provider of sales and client support for Atlas customers in Europe and subsequent to the acquisition it has been renamed Atlas Europe. MediaBrokers is a performance media company and is now the European arm of DRIVEpm.
      In early 2005, we launched the rebranding of our collective digital marketing services offerings, including i-FRONTIER, as Avenue | Razorfish and our collective digital marketing technologies offerings from Atlas DMT to Atlas.
      Currently, aQuantive is organized into three lines of business:
      Digital Marketing Services. Avenue A | Razorfish is an interactive advertising agency offering digital marketing services that help advertisers use the Internet as an integrated business channel.

      Digital Marketing Technologies. Atlas is a provider of digital marketing technologies to manage digital marketing programs and website effectiveness for advertising agencies and enterprise marketers, small and mid-size businesses and select publishers.
      Digital Performance Media. DRIVEpm and MediaBrokers serve as a liaison between online publishers and advertisers by buying blocks of online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis.
Digital Marketing Services
      Avenue A | Razorfish is an interactive advertising agency that helps our clients use the Internet as an integrated online business channel. We do this by using a combination of experienced, multi-disciplinary teams, robust technology and proven methodologies to design and execute programs that leverage online media and search engines, email, website development and analytics to attract, convert and service our client’s customers.
      We provide the following digital marketing services:
      Media planning and buying. We evaluate a client’s needs and objectives, outline a media strategy for the client, develop a media plan by identifying appropriate media placements and execute this plan by both negotiating the rates for these placements and purchasing advertising space.
      Ad serving. We use the Atlas Digital Marketing Suite to serve advertisements on third-party websites to execute our clients’ advertising campaigns. We then coordinate and monitor this ad serving process once an advertising campaign begins. Our systems allow us to adjust advertising campaigns quickly and efficiently because changes required to the advertisements are made on our ad serving systems rather than on each individual website where the advertisements appear.
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
      Optimization. Based upon consultations with our clients, our client service teams can adjust an advertising campaign in progress to improve its performance. If a publisher’s website is generating unacceptably low response rates, we can remove that website from the campaign, reduce the number of impressions allocated to that site or seek to negotiate a lower rate for advertisement placements on that site. If a publisher website is generating high responses, we can serve more advertisements to that website. We can also determine what creative unit and offer message is generating the most conversions and adjust those areas of the campaign accordingly.
      Search Engine Marketing. Our Search Engine Marketing program, also known as Avenue A | Razorfish Search, enables our clients to improve their rankings on Internet search engines. This program manages and optimizes paid listings, direct inclusion and natural listings. Through this program, we help our clients enhance their online visibility, attract customers to their websites and increase sales by leveraging our digital marketing insights, historical learnings and relationships with search engines.
      Business Intelligence System. The Avenue A | Razorfish Business Intelligence System is a powerful data warehouse and flexible custom reporting tool that aggregates data from a number of sources and presents it in a way that allows us and our clients to make informed decisions regarding online advertising and marketing. By using the Business Intelligence System, clients are able to define exactly which data they want to see, in what format, and with what frequency. The Business Intelligence System provides our clients with a means of bringing order to the extraordinarily rich vein of data generated by digital marketing campaigns.
      Website and Web Application Development. We provide a wide range of website development solutions, ranging from rich media branded experiences for some of the world’s biggest consumer brands to highly sophisticated web-based applications that enable business-to-business commerce and customer servicing. We do this through methodologies that combine Internet business strategy, user experience, creative design, technology consulting and project management to create custom solutions that meet the exacting needs of our clients. We then perform ongoing optimization to ensure our solutions maximize the value of our client’s investment.
      Ad Creative. In connection with our media planning and buying efforts, we often develop online advertising creative campaigns. Our focus for every creative assignment is to achieve client marketing objectives. To have the greatest impact on our client’s businesses, we use our continually growing knowledge base of creative strategies and tactics that drive bottom line results.
      Portal Relationship Management. We manage both exclusive and complex partnerships between our clients and web portals. These types of arrangements typically have terms ranging from six months to one year. We consult with clients to determine their objectives and to negotiate the terms of both of these kinds of longer-term advertising relationships with appropriate web portals. We then help manage the partnership by providing clients with ongoing advertising campaign analysis and optimization services with respect to their exclusive sponsorship links and complex advertising placement arrangements.
      Customer Targeting. The Customer Targeting program enables us to target tailored advertisements to the browsers of users based on anonymous data collected from their previous visits to client sites, web surfing behavior, or other third party data. The program is designed to strengthen the clients’ relationship with their customers, improve response rates and accelerate the sales cycle. For example, if the information in our data warehouse indicates that the computer of a particular web user was previously used to purchase an airline ticket to New York City from our client, our ad serving systems can serve an advertisement to that user’s computer recommending additional, complementary purchases, such as hotels near Times Square or tickets to a Broadway show.
      ChannelScope. ChannelScope is a proprietary analytics tool that provides our clients with a means of directly measuring the offline sales impact of their online advertising campaigns. This system associates a client’s anonymous customer identifier with our anonymous browser identifier. Once this association is made it is possible to directly measure the total return on investment of online campaigns, including the effect of sales both on the client’s website, as well as through other direct channels, such as in-store, catalog or telephone sales.
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
      E-mail. Through our E-mail program, we work with third party email service providers who deliver messages on our client’s behalf. We provide this service to help our clients deliver emails to specific customer segments based on their shopping and browsing behavior. This program also includes opt-in list prospecting, customer database segmentation, list maintenance, personalization and customization, multiple formats, comprehensive reports, regular debriefs, real-time tracking, and automatic response-handling. Our E-mail program enables us to assist our clients in acquiring new customers and expanding their relationships with existing customers.
Digital Marketing Technologies
      Our Atlas business offers digital marketing technology solutions for advertising agencies and enterprise marketers, small and mid-size businesses and publishers. We provide agencies and enterprise marketers with online campaign management through our proprietary digital marketing management system known as the Atlas Digital Marketing Suite, search marketing through Atlas Search and website optimization solutions through Atlas NetConversions. In addition, our Atlas OnePoint service offering provides solutions for small and mid-size businesses through paid search management and optimization tools to improve their search engine marketing efforts. We also provide select publishers a technology product that enables them to increase revenue in connection with low value and unsold inventory through Atlas Publisher.

      We provide the following Atlas technologies and services for managing digital marketing programs for advertising agencies and enterprise marketers:
      Atlas Digital Marketing Suite. The Atlas Digital Marketing Suite is an end-to-end solution for managing Internet advertising that includes innovative tools that span the entire campaign process, including media planning and buying, campaign delivery, and reporting and analytics. Our solutions are based on the needs of our customers and advertisers who purchase media, the “buy-side” approach. We believe that the buy-side focus of the Atlas Digital Marketing Suite enables us to develop effective tools and services that meet the needs of our target customers, including large traditional advertising agencies, specialty interactive advertising agencies and enterprise marketers. Atlas Search is also integrated into the Atlas Digital Marketing Suite.
      Atlas Search. Atlas Search is an integrated search marketing and online campaign management toolset. AtlasSearch is built from Atlas OnePoint’s paid search management and optimization tools and is integrated with the Atlas Digital Marketing Suite’s campaign management and analytics system.
      Atlas NetConversions. Atlas NetConversions is a website usability technology for optimizing our clients’ websites and enhancing our clients’ ability to track website behavior and improve usability and conversion rates through data-driven analysis and recommendations. Atlas NetConversions provides our clients with a website analytics offering that can diagnose where within a website users drop out of the purchase process and then identify elements that need to be changed to improve conversion rates.
      We provide the following Atlas technologies and services for managing digital marketing programs for small and mid-size businesses:
      Atlas OnePoint. Atlas OnePoint is a provider of paid search management and optimization. Atlas OnePoint provides a single interface for clients to manage the results of all their active search entries and keywords side-by-side. The Atlas OnePoint system provides clients with a relevant comparison across search engines, letting them quickly determine which paid search marketing programs are working most effectively and how much revenue each program is generating. This allows clients to maximize their online marketing return on investment.
      We provide the following Atlas technologies and services for select publishers:
      Atlas Publisher. Atlas Publisher is a highly-scalable, ad serving solution focused solely on helping publishers maximize revenue and lower costs associated with performance-focused advertisers. Atlas Publisher can work as a stand-alone ad serving system or in conjunction with a publisher’s existing system. As a feature-rich, analytically-sophisticated series of modules, the Atlas Publisher system simplifies the complexity publishers face when trying to serve direct marketers well.
Digital Performance Media
      DRIVEpm and UK-based MediaBrokers serve as a liaison between online publishers and advertisers by buying blocks of online advertising inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. We provide multiple services for managing behavioral targeting programs, including:
      DRIVEpm’s Selector and MediaBrokers’ Cost Per Impression (CPM) Program. Selector and MediaBrokers’ CPM program are targeting tools that allow clients to focus ad impressions on those users that fit a predetermined customer segment. We start by building a target profile using anonymous identifiers, which may be based on client website visits, web surfing behavior or other third-party data. When publisher advertising requests come to our ad serving system, the Selector or CPM system, depending on the client, determines if the user fits one of the pre-determined target profiles selected by our clients. If it does, an ad impression is served for that specific client to the user. If the user does not fit any client’s target profile, the ad request is redirected back to other ad serving queues and Selector or CPM clients are not charged. Using Selector or CPM, clients can dramatically reduce the number of unnecessary impressions in their online advertising campaigns, thereby increasing efficiency and effectiveness.

      DRIVEpm’s Performance and MediaBrokers’ Pay For Performance (PFP) Programs. DRIVEpm’s Performance Program and MediaBrokers’ PFP Program are service offerings that allow clients to control the costs of a desired action by paying on a cost per click or cost per action basis. Clients designate specific actions desired and only pay once the specified actions are achieved.
Sales and Marketing
      We use a variety of marketing methods to build awareness of our digital marketing services and technologies in our target markets and to establish credibility and leadership in the marketplace. These methods include marketing materials, advertising, press coverage and other public relations efforts, direct marketing, trade shows, seminars and conferences, relationships with recognized industry analysts, partner programs and our websites.
      Avenue A | Razorfish acquires clients primarily through a consultative approach, using our client service teams to propose integrated solutions for clients’ Internet advertising and consulting needs. Atlas acquires clients primarily through its domestic and international sales force. Atlas OnePoint acquires clients primarily through advertising, client sign-ups on its website and trade shows. DRIVEpm and MediaBrokers primarily acquire new clients through referrals from existing Avenue A | Razorfish and Atlas clients and are developing a domestic and international sales force.
Competition
      Our digital marketing services, offered by Avenue A | Razorfish, compete with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, such as the Internet advertising arms of traditional advertising companies, and companies that provide marketing services, such as Digitas. We also compete in the digital marketing services market with several technology system integrators, such as IBM Global Solutions and Accenture. Our digital marketing technologies, through Atlas, compete with third-party ad serving companies and campaign management technology companies, such as DoubleClick and ValueClick. In addition, Atlas OnePoint competes with providers of search management capabilities, such as Did It and Bid Rank, and Atlas NetConversions competes with providers of website usability and effectiveness metrics tools, such as Keynote Systems, Optimost and Offermatica. Our digital performance media, through DRIVEpm and MediaBrokers competes with providers of performance media such as Advertising.com and Aptimus, Inc.
      We believe that the principal competitive factors affecting the Internet advertising market are data analysis capabilities, client service, strategy, ad serving technology, functionality and price. We believe we compete adequately with respect to these factors. Our digital marketing services line of business provides a full-service range of services to meet the needs of any businesses wanting to effectively advertise and conduct business on the Internet. In particular, our digital marketing services include sophisticated data modeling techniques and dedicated client service teams that seek to employ the best methods, technologies and approaches to make client programs successful. Through our digital marketing technologies line of business, we offer advertising agencies and direct advertisers an efficient buy-side solution for managing effective, end-to-end online campaigns. Our integrated system features technology and services that include search management and rich media capabilities along with efficient supplier management, advanced optimization and other analytical tools, and expert support to make it simple to plan, deliver, analyze and manage fully integrated online advertising campaigns. Although we believe we currently compete adequately with respect to each of these factors, our ability to continue to compete favorably is subject to a number of factors identified in the section titled “Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition” below.
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
      We have obtained an issued U.S. trademark registration for, among others, “AQUANTIVE,” “AVENUE A MEDIA,” “AVENUE A,” “BY MARKETERS. FOR MARKETERS.,” “KNOW WHAT WORKS,” “ATLAS” “ATLAS DMT,” “NETCONVERSIONS,” “I-FRONTIER,” “RAZORFISH,” “SBI” and the Avenue A logo. We also have applied for registration of a number of other marks, including: “ATLAS ARBITER,” “ARBITER,” “ATLAS ON DEMAND,” “ATLAS ONEPOINT,” “DRIVE PM” “DRIVE PERFORMANCE MEDIA,” “ATLAS SOLUTIONS,” and “PARTNER FOR RESULTS.” We cannot assure you that any of our service mark applications will ultimately proceed to registration. Some of our pending applications or registrations may be successfully challenged by others or invalidated. We are aware of third parties that use marks or names, including Internet domain names, that are the same or similar to the name for which we have sought service mark protection. There may be other third parties using names similar to ours of whom we are unaware. If our service mark applications do not proceed to registration or if our service marks are invalidated because of prior third-party registrations, applications or rights, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all. Even if our service mark applications proceed to registration, our use of these marks could be restricted to the services set forth in our service mark applications.
      We seek to protect our proprietary rights through patent protection, and have several pending patent applications in the United States for aspects of our technologies, processes and methods. However, we have not received any issued patents to date with the exception of an issued patent acquired in connection with our acquisition of SBI.Razorfish. We cannot assure you that our pending or future patent applications will be granted, that any future patent of ours will not be challenged, invalidated or circumvented, or that the rights granted under any future patent of ours will provide competitive advantages to us. If a blocking patent has issued or issues in the future to a third party and we are not able to distinguish our technologies, processes or methods from those covered under the patent, we may need to either obtain a license or develop non-infringing technologies, processes or methods with respect to that patent. We may not be able to obtain a license on commercially reasonable terms, if at all, or design around the patent, which could impair our ability to provide our services. We also cannot assure you that any proprietary rights with respect to our technologies will be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.
      Other parties have been issued patents that may cover some of the technologies, processes or methods we use. We cannot assure you that we will be able to distinguish our technologies, processes or methods from those covered under any of these third-party patents or that these patents would be invalidated if challenged. The patent field covering Internet-related technologies is rapidly evolving and surrounded by a great deal of uncertainty, and other patents or patent applications relating to the delivery of Internet advertising may exist of which we are unaware. Any claims that might be brought against us relating to intellectual property infringement may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, such litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.
      Our technology enables us to collect and use data derived from user activity on the Internet. Although we believe that we have the right to use this information and to compile it in our databases, we cannot assure you that any trade secret, copyright or other protection will be available for this information. In addition, our clients and other parties may claim rights to this information.

Employees
      As of December 31, 2004, we had 1,130 employees. We believe that we have good relationships with our employees. None of our employees is represented under a collective bargaining agreement or by a union. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly skilled personnel and upon the continued service of our senior management. Competition for qualified personnel in our industry can be intense, and we cannot assure you that we will succeed in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.
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
      We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of December 31, 2004, our accumulated deficit was $48.1 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations, we may be unable to maintain profitability.

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

Our operating results may fluctuate from quarter to quarter and we cannot assure you that we will be profitable in subsequent quarters.
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
      Our business would be harmed by the loss of any of our major clients, a reduction in the Internet advertising or marketing budgets of any of these clients or any significant reduction in revenue generated from these clients. Current clients may decide not to continue purchasing advertising or marketing services from us or may significantly reduce their advertising or marketing spending, and we may not be able to successfully attract additional clients. For example, in July 2003, a major client discontinued its use of most of our services. In addition, the non-payment of amounts due to us from one or more of our significant clients could harm our business.

Our client contracts have short termination periods, and the loss of a significant one of these contracts in a short period of time would harm our business.
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

We buy inventory for our performance media business that has to be resold.
      In our DRIVEpm performance media business we purchase publisher inventory that has to be resold. Generally, we purchase this inventory on a CPM basis, which means we pay based on the number of ad impressions we serve, and often sell it on a CPA basis, under which we are compensated only if a specific action (such as a sale of a customer’s product) results from serving an ad. Our ability to resell this inventory at a profit depends on the price at which we bought it, the price that our customers are willing to pay for it, and the successful use of our technology. While we often negotiate relatively short-term “outs” to our purchase obligations, there can be no guarantees that we will be successful in selling the inventory profitably.

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
      We have completed several acquisitions, including: GO TOAST, a Denver-based provider of paid search management and optimization tools; NetConversions, a Seattle-based provider of website usability technology; SBI.Razorfish, a provider of internet marketing and consulting services; TechnologyBrokers, a UK-based company that resells Atlas technologies, and MediaBrokers, a UK-based company that provides performance media. We may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current businesses. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

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
      We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Other bills, which are intended to regulate spyware, may be drafted in such a way as to include technology like cookies and action tags in the definition of spyware, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (though not all have done so). Germany has imposed its own laws limiting the use of user profiling, and other countries (both in and out of the European Union) may impose similar limitations. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. In addition, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit or eliminate our ability to use cookies and action tags. In certain instances at the request of some of our Avenue A | Razorfish clients, we collect personally identifiable information of Internet users. We disclose our information collection and dissemination practices in a published privacy statement on our web sites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law.

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
      We and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a consolidated class action lawsuit that alleges violations of federal securities laws in connection with our initial public offering. Razorfish is similarly involved in this lawsuit relating to its public offering in April 1999. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters’ compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock and/or the stock of other companies. In 2004 we accepted a settlement proposal for this litigation. In February 2005 the court gave preliminary approval of the motion for approval of the settlement, over the objections of the co-defendant underwriters. The final settlement remains subject to a number of procedural conditions and cannot be assured. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and may otherwise seriously harm our business.

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
      Our business of delivering Internet professional services is dependent upon the expertise of highly skilled personnel. Accordingly, our future success also depends in large part on our ability to identify, attract, hire, train, retain and motivate highly skilled personnel who can provide the Internet strategy, technology, marketing and creative skills required by our clients. If we fail to hire and retain a sufficient number of qualified client service, product development, sales and technical personnel, we may not be able to maintain or expand our business.

We may not be able to compete successfully in the market for Internet advertising.
      The market for Internet advertising and consulting services is relatively new, yet competitive. In the digital marketing services segment, Avenue A | Razorfish competes with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, and companies that provide marketing services, such as Digitas. We also compete in the digital marketing services market with several technology system integrators, such as IBM Global Solutions and Accenture. Our digital marketing technologies, through Atlas, compete with third-party ad serving companies and campaign management technology companies, such as DoubleClick and ValueClick. In addition, the Atlas OnePoint offering competes with providers of search management capabilities, such as Did It and Bid Rank, and Atlas NetConversions competes with providers of website usability and effectiveness metrics tools, such as Keynote Systems, Optimost and Offermatica. Our digital performance media, through DRIVEpm and MediaBrokers competes with providers of performance media such as Advertising.com and Aptimus, Inc.
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

      Our services are substantially dependent on certain systems provided by third parties over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area and in Weehawken, New Jersey, Dallas, Texas and London, England at facilities operated by Savvis, Inc. and MCI Worldcom Communications, Inc. Additionally, Speedera Networks Inc. provides content delivery for us at its facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Internet advertising networks and websites due to system failures unrelated to our own systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

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
      The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 4, 2005, the closing price of our common stock ranged from $7.56 to $11.06 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

We have significant debt as a result of the sale of convertible notes.
      As of June 30, 2004, we had no outstanding debt. In August and September 2004, we incurred $80.0 million of indebtedness through the sale of convertible notes, substantially all of the proceeds of which were used to repay in full certain indebtedness incurred in connection with the closing of the acquisition of SBI.Razorfish in July 2004. As a result of this indebtedness, we have substantial principal and interest payment obligations, which we previously did not have. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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
      In the website design and development portion of our digital marketing services, we have a number of strategic relationships with leading hardware and software companies. The loss of any one of these strategic relationships would deprive us of the opportunity to gain early access to leading-edge technology, cooperatively market products with the vendor, cross-sell additional services and gain enhanced access to vendor training and support. Maintenance of our strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The legal contracts associated with these relationships would not be sufficient to force the strategic relationship to continue effectively if the strategic partner wanted to terminate the relationship. In the event that any strategic relationship is terminated, our business may be negatively affected.

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
      Many of our consulting engagements regarding website design and development in our digital marketing services business involve the development, implementation and maintenance of applications that are critical to the operations of our clients’ businesses. Our failure or inability to meet a client’s expectations in the performance of its services could injure our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for the failure. In addition, we possess technologies and content that may include confidential or proprietary client information. Although we have implemented policies to prevent this client information from being disclosed to unauthorized parties or used inappropriately, any unauthorized disclosure or use of this information could result in a claim for substantial damages. Contractual damages limitation provisions that we attempt to implement to limit our damages from negligent acts, errors, mistakes or omissions in rendering professional services may not be enforceable or may not otherwise protect us from liability for damages.

Many of our engagements are complicated projects that involve the use of new technology, which may make it difficult for us to perform to the satisfaction of our clients.
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

Our business may be harmed if we fail to accurately estimate the cost, scope, expectations or duration of a fixed fee engagement or fail to communicate changes to specifications to our clients.
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
      The website design and development portion of our digital marketing services business derives much of its revenue from projects that use billable employees. If clients who use our services fail to retain us for future projects or if clients or prospective clients delay planned projects, we may be unable to quickly reassign billable employees to other engagements so as to minimize under-utilization of these employees. This under-utilization could reduce our revenues and gross margins.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls. These Sarbanes-Oxley requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our directors, officers and other personnel. We are continuing to evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective.

ITEM 2.	PROPERTIES
      Our digital marketing services and digital performance media lines of business and corporate headquarters lease 60,708 square feet of office space in Seattle, Washington for its principal offices. This lease expires in October 2012. Our digital marketing services line of business also has significant offices in Chicago, Illinois, where it leases 23,597 square feet of office space and in New York City, where it leases office space in three locations, the largest being 12,500 square feet. The Chicago lease and the largest New York City lease expire in November 2011 and September 2007, respectively.
      Our digital marketing technologies line of business leases 32,376 square feet of office space for its principal offices in Seattle, Washington. This lease expires in April 2009.
      Our ad serving systems and computer hardware are primarily located at facilities operated by Savvis Inc. in the Seattle metropolitan area, Weehawken, New Jersey, and Dallas, Texas and by MCI Worldcom Communications, Inc. in London, England. Our agreement with Savvis Inc. expires in June 2005 with automatic one-year renewals. Our agreement with MCI has a three year term, expiring in May 2007.

ITEM 3.	LEGAL PROCEEDINGS
      Both aQuantive and Razorfish are defendants in consolidated securities class action complaints filed in the United States District Court for the Southern District of New York. These consolidated complaints are among over 300 similar consolidated class action lawsuits filed against underwriters and other issuers of stock in initial public offerings. The court has coordinated the cases under a single case number for pretrial proceedings.
      aQuantive. The consolidated complaint against aQuantive was filed on or about April 19, 2002 and captioned In re Avenue A, Inc. Initial Public Offering Securities Litigation. This consolidated complaint relates to several previously filed class action complaints against us, the first of which was originally filed on or about June 15, 2001. Plaintiffs filed the consolidated complaint on behalf of themselves and all others who acquired our common stock between February 28, 2000 and December 6, 2000, pursuant or traceable to our prospectus dated February 28, 2000. The complaint also named as defendants Morgan Stanley & Co., Salomon Smith Barney, Inc., Thomas Weisel Partners, LLC, and RBC Dain Rauscher, Inc., certain of the underwriters of our initial public offering; Brian P. McAndrews, our President and Chief Executive Officer; Nicolas Hanauer, our Chairman of the Board; and Robert Littauer, our former Chief Financial Officer. The complaint contains the following purported claims against all defendants: (1) violation of 15 U.S.C. § 77k (Section 11 of the Securities Act of 1933), and (2) violation of 15 U.S.C. § 78j(b) (Section 10(b) of the Securities Exchange Act of 1934) and 17 C.F.R. § 240.10b-5 (Exchange Act Rule 10b-5). The complaint contains the following purported claims against the individual defendants alone: (1) violation of 15 U.S.C. § 77o (Section 15 of the Securities Act of 1933) and (2) violation of 15 U.S.C. § 78t(a) (Section 20(a) of the Securities Exchange Act of 1934). Plaintiffs seek monetary damages. The complaint alleges violations of federal securities laws in connection with disclosures contained in our prospectus dated February 28, 2000, for our initial public offering of common stock. The complaint alleges incorrect disclosure or omissions in our prospectus relating generally to commissions to be earned by the underwriters and certain allegedly improper agreements between the underwriters and certain purchasers of our common stock. It also alleges that the SEC and/or other regulatory authorities are investigating underwriting practices similar to those alleged in the complaint. We have no knowledge as to whether aQuantive or our initial public offering is the subject of any such investigation.
      On July 15, 2002, the issuer defendants as a group filed a motion to dismiss the claims alleged in the consolidated complaints. On October 8, 2002, the court entered an order dismissing, without prejudice, all of the claims against Messrs. McAndrews, Hanauer and Littauer. On February 19, 2003, the court granted aQuantive’s motion to dismiss the claims against us under Section 10(b) of the Securities Exchange Act of 1934 and denied our motion to dismiss the claims against us under Section 11 of the Securities Act of 1933.
      By action of a special committee of disinterested directors (who were neither defendants in the litigation nor members of our Board of Directors at the time of the actions challenged in the litigation), we recently decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against us and Messrs. McAndrews, Hanauer and Littauer, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the consolidated IPO cases, and for the assignment or release of certain potential claims that we may have against the underwriters. We will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement on our behalf exceeds the amount of the insurance coverage, a circumstance that we believe is not likely to occur. The settlement is subject to a number of procedural conditions, described below.
      Razorfish. The consolidated complaint against Razorfish was filed on April  19, 2002 and relates to its initial public offering in March 2000. The lawsuit also names certain of the underwriters of the IPO, including Credit Suisse First Boston Corp., BancBoston Robertson Stephens Inc., BT Alex. Brown Inc. and Lehman Brothers, Inc., as well as officers and directors Jeffrey A. Dachis, Craig M. Kanarick, Per I.G. Bystedt, Jonas S.A. Svensson, Susan Black, Carter F. Bales, Kjell A. Nordstrom and John Wren, as defendants. The complaint alleges that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of Razorfish’s stock. The complaint asserts claims against Razorfish and its officers and directors pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaint seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.
      As described above, on July 15, 2002, Razorfish, along with other issuer defendants in the coordinated cases, moved to dismiss the litigation. On February 19, 2003, the court ruled on the motions. The court denied Razorfish’s motion to dismiss the claims against it under Rule 10b-5. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including Razorfish. In addition, the court granted the motion to dismiss the Rule 10b-5 claims as to individual defendants Jeffrey A. Dachis, Craig M. Kanarick, Per I.G. Bystedt, Jonas S.A. Svensson and Kjell A. Nordstrom. Razorfish’s other officers named as individual defendants, Susan Black, Carter F. Bales and John Wren, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.
      As described above, a proposed settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On or about July 31, 2003, Razorfish conditionally approved the proposed partial settlement. The settlement would provide, among other things, a release of Razorfish and of the individual defendants for the conduct alleged to be wrongful in the consolidated complaint. Razorfish would agree to undertake other responsibilities under the settlement, including agreeing to assign away, not assert, or release certain potential claims Razorfish may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by Razorfish’s insurance carriers.
      Settlement Approval. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court requested that any objections to preliminary approval of the settlement be submitted by July 14, 2004, and the underwriter defendants formally objected to the settlement. The plaintiffs and issuer defendants separately filed replies to the underwriter defendants’ objections to the settlement on August 4, 2004. The court granted the motion for preliminary approval, and now notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be finally approved and implemented in its current form, or at all.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our Common Stock is traded on the Nasdaq National Market (symbol “AQNT”). The number of shareholders of record of our Common Stock at March 5, 2005, was approximately 400.
      High and low bid quotations for our Common Stock as quoted on the Nasdaq National Market for the periods indicated are as follows.

	Stock Price

Year	High	Low

Fiscal 2003 (ended December 31, 2003)
First Quarter	$4.55	$2.50
Second Quarter	11.66	4.23
Third Quarter	12.30	7.26
Fourth Quarter	13.55	8.82
Fiscal 2004 (ended December 31, 2004)
First Quarter	$13.40	$8.09
Second Quarter	11.42	9.23
Third Quarter	10.33	7.25
Fourth Quarter	11.10	7.28
      We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.
      On February 28, 2000, the SEC declared effective our Registration Statement on Form S-1 (Registration No. 333-92301) as filed with the SEC in connection with our initial public offering of common stock, par value $0.01 per share. As of December 31, 2004, we have used all of the net proceeds of the public offering primarily for general corporate purposes, including working capital and capital expenditures and the acquisition of SBI.Razorfish.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$157,937	$221,966	$132,650	$89,611	$194,665
Income (loss) from operations	26,546	9,495	(6,820)	(43,849)	(51,286)
Net income (loss)	$42,883	$11,784	$(4,593)	$(39,984)	$(42,929)
Basic net income (loss) per share	$0.70	$0.20	$(0.08)	$(0.70)	$(0.86)
Diluted net income (loss) per share	$0.62	$0.17	$(0.08)	$(0.70)	$(0.86)
Shares used in computing basic net income (loss) per share	61,225	59,304	58,270	57,229	49,707
Shares used in computing diluted net income (loss) per share	69,412	68,354	58,270	57,229	49,707

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,555	$32,797	$32,248	$30,821	$38,888
Working capital	59,991	105,618	103,389	107,556	124,280
Total assets	386,223	200,759	157,726	144,811	198,305
Total long-term liabilities	83,466	1,288	—	1,555	3,556
Total liabilities	199,726	70,220	44,889	29,491	55,304
Total shareholders’ equity	186,497	130,539	112,837	115,320	143,001

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      The information presented in this annual report on Form 10-K includes financial information prepared in accordance with Generally Accepted Accounting Principles (GAAP), as well as other financial measures that may be considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. As described more fully below, management believes these non-GAAP measures provide meaningful additional information about our performance. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP.
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the year ended December 31, 2004. This is followed by a discussion of the Critical Accounting Policies and Judgments that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, beginning on page 28, we discuss our results of operations for 2004 compared to 2003 and 2002. Next we provide our outlook for 2005. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity and Capital Resources.”
Overview
      We are a digital marketing services and technology company that helps marketers acquire, retain and grow customers across digital media. We are organized into three lines of business: digital marketing services, digital marketing technologies, and, digital performance media.

Reclassifications
      Beginning in 2004, we moved revenue associated with a technology product for publishers, which was developed and managed by Avenue A | Razorfish and had been included in digital marketing services results in the past, to the digital marketing technologies segment. The results for 2003 and 2002 have been adjusted to reflect this change and to provide consistency with the 2004 presentation. In addition, beginning in 2004, we are now reporting all revenues derived from selling proprietary ad serving technologies through our digital marketing services line of business as part of revenue of Atlas and the digital marketing technologies line of business. The results for 2003 and 2002 have also been adjusted to reflect this change and provide consistency with the 2004 presentation.

Acquisitions and Comparability of Operations
      Our results of operations for the year ended December 31, 2004 include the results of several acquisitions including NetConversions in February 2004, MediaBrokers, TechnologyBrokers and SBI.Razorfish in July 2004. The results of these acquisitions must be factored into any comparison of our 2004 results to the results for 2003 or 2002. See Note 3 of our consolidated financial statements as of and for the year ended December 31, 2004 for pro forma financial information as if these entities had been acquired on January 1, 2003 and 2004.

Digital Marketing Services
      Effective January 1, 2004, Avenue A | Razorfish’s clients are directly liable for the cost of media purchases pursuant to those contractual agreements. As a result, we began recording revenue generated under such contractual agreements on a net basis, which excludes the cost of media purchased for our clients.
      In July 2004, we completed the acquisition of interactive advertising agency, SBI.Razorfish, an Internet marketing and consulting firm. Combined with interactive agency Avenue A, the resulting brand identity for the Company’s agency business is now Avenue A | Razorfish. Avenue Avenue A | Razorfish offers advertisers a suite of digital marketing services to help clients use the Internet as an integrated online business channel. All our capabilities include a process anchored in strategy, user-centric design, dynamic technology platforms, channel integration and optimization. We provide digital marketing services, including media planning and buying, ad serving, campaign analysis, optimization, search engine marketing, creative and website development, customer targeting and email, using proprietary tools including Business Intelligence System, ChannelScope and BrandOptics.

      Due to the contributions made as a result of the acquisition of SBI.Razorfish, new media and search clients, increased spending from existing clients, and the impact of these and other industry trends, our digital marketing services line of business experienced significant growth during the year ended December 31, 2004 resulting in revenues of $87.7 million, compared to $30.3 million in net revenue, which management believes is a non-GAAP financial measure, and which excludes the cost of media purchased for our clients, during the years ended December 31, 2003. See “Results of Operations” below for a reconciliation of revenue and cost of revenue as reported to net revenue and cost of revenue. Contributions to revenue made as a result of the acquisition of SBI.Razorfish were $40.8 million while the existing media and search business of Avenue A contributed $46.9 million to revenue during the year ended December 31, 2004. This represents a 55% increase in revenue from our existing media and search business during the year ended December 31, 2004. With the acquisition of SBI.Razorfish, our web development business accounts for the majority of the clients added during the year ended December 31, 2004, however the media and search portion of the business also experienced growth in customer base. As the integration of SBI.Razorfish progresses, we expect to see cross selling between the media, search and web development customer bases in the long term.
      The digital marketing services line of business experienced a decrease in income from operations as a percentage of revenue, to $13.0 million of income from operations, or 14.8% of revenue, during the year ended December 31, 2004 compared to $5.2 million, or 17.1% of net revenue, during the year ended December 31, 2003. This decrease is primarily due to the lower operating margins generated by the web development portion of this business since the acquisition of SBI.Razorfish in July 2004. For the web development business, both the addition of new clients and increased spending from existing clients requires a proportionately greater increase in client support expense in order to fulfill the client contracts than our media and search business. Whereas, in general, for our media and search business, increased spending from existing clients requires only modest increases in client support costs, while the addition of new clients results in a more significant increase in client support costs. As such, we expect the margins generated by the web development portion of this business to be relatively lower than those of our existing media and search business. However, we have implemented long-term initiatives to improve the margins and profitability of the web development portion of this line of business and anticipate the income from operations to increase as a percentage of revenue near the level of industry standards of approximately 15% in the future.

Digital Marketing Technologies
      Atlas provides digital marketing technologies to manage digital marketing programs and website effectiveness for advertising agencies and enterprise marketers, small and mid-size businesses and select publishers. We provide the following Atlas services for managing digital marketing programs:

•	Atlas Digital Marketing Suite, an end-to-end solution for managing Internet advertising that consists of the Atlas Media Console, the Atlas Creative Management System, Atlas Delivery and Tracking Services and the Atlas Analysis and Optimization Engine;

•	Atlas Search, an integrated search marketing and online campaign management toolset;

•	Atlas NetConversions, a website usability tool that allows our clients to optimize their websites;

•	Atlas OnePoint, a paid search management and optimization tool for small- to mid-sized marketers; and

•	Atlas Publisher, a highly-scalable ad serving solution focused solely on helping publishers maximize revenue and lower costs associated with performance-focused advertisers.
      Our Atlas business offers digital marketing solutions for advertising agencies and enterprise marketers, small and mid-size businesses and publishers. We provide agencies and enterprise marketers with online campaign management through our proprietary digital marketing management system known as the Atlas Digital Marketing Suite, search marketing utilizing Atlas Search and website optimization solutions utilizing Atlas NetConversions. In addition, our Atlas OnePoint service offering provides solutions for small and mid-size businesses through paid search management and optimization to improve their search engine marketing efforts. We also provide select publishers a technology product that enables them to increase revenue in connection with low value and unsold inventory through Atlas Publisher.
      Our digital marketing technologies line of business increased revenues to $60.9 million during the year ended December 31, 2004, compared to $33.4 million during the year ended December 31, 2003. This was achieved primarily through the increased use of Atlas technology by existing clients and the contributions in revenue from new clients added during the year. In addition, the growth in revenue was a result of our new technology service offerings provided from the acquisition of NetConversions in February 2004, and GO TOAST in December 2003. As a result of the growth in revenue, our digital marketing technologies line of business generated $26.1 million of income from operations, or 42.9% of revenue, during the year ended December 31, 2004 compared to $11.6 million, or 34.8% of revenue during the year ended December 31, 2003. The increase in operating income as a percentage of revenue is due to the relatively low incremental cost of providing Atlas services to new clients. During the year ended December 31, 2004, we continued to integrate the technologies purchased to support our search engine and rich media capabilities and enhance our existing Atlas Digital Marketing Suite, resulting in an increase in product development expenses. With the new client additions and recent acquisitions, we experienced increases in cost of revenue, sales and marketing and general and administrative, which are necessary to support this growth.

Digital Performance Media
      Digital performance media includes DRIVEpm and MediaBrokers. We purchased MediaBrokers in July 2004. DRIVEpm and MediaBrokers serve as a liaison between online publishers and advertisers by buying blocks of online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. We provide the following services for managing behavioral targeting programs:

•	DRIVEpm’s Selector and MediaBrokers’ CPM Program, targeting tools that allow our clients to focus ad impressions on those users that fit a predetermined customer segment; and

•	DRIVEpm’s Performance and MediaBrokers’ PFP Programs, service offerings that allow our clients to control the cost of desired action by paying on a cost per action basis.
      DRIVEpm offers both the Performance and Selector programs and MediaBrokers offers both the MediaBrokers PFP and CPM programs. Under the Performance and PFP programs, our clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector and CPM programs, our clients can focus ad impressions on those users that fit a predetermined customer segment. Our digital performance media line of business had revenue of $9.4 million during the year ended December 31, 2004 and incurred $9.5 million in costs and expenses resulting in a $70,000 loss from operations. This business is in the early stage of development and as such, we expect increased growth and improved profitability in future periods.
Critical Accounting Policies and Judgments
      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition for Fixed Price Contracts
      Avenue A | Razorfish follows SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and recognizes revenue from fixed-fee consulting contracts as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs and milestone outputs, as applicable. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be less than or greater than the revenues recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.
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
      Revenue for all types of contracts is deferred in cases where we have not yet earned revenue but have billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.
      Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays.

Accounting for Acquisitions
      Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships, developed technology and consulting service model includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs willing to be incurred to purchase the capabilities gained through the developed technology and consulting service model; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.

Accounting for Goodwill
      Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist at the reporting unit level, to determine if the recorded goodwill is impaired. A reporting unit level is defined as an operating segment or one level below an operating segment. This determination requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue based on assumed market segment growth rates; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth and costs are based on historical data, various internal estimates and a variety of external sources. In addition to being used in our goodwill impairment analysis, the same estimates are used in the planning for both our long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment of each reporting unit. During the fourth quarter of 2004, we completed our most recent review which did not result in the recording of an impairment charge. We will perform our next annual review during the fourth quarter of 2005. We may incur charges for the impairment of goodwill in the future if a reporting unit fails to achieve our assumed revenue growth rates or assumed operating margin results.

Accounting for Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance if deemed necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.
Estimates and Assumptions Related to Financial Statements
      The discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenues, the allowance for doubtful accounts, allowance for sales credits, intangible assets, goodwill, state, local and federal income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      Washington State tax authorities issued a ruling in 2002 that permits us to exclude amounts paid by us to purchase media for clients that is ultimately billed to and paid for by clients, from the measure of Washington State business and occupation tax. We received reporting instructions from Washington State tax authorities that disallows this exclusion after periods beginning in February 2003. We have since implemented tax planning strategies that may mitigate any potentially adverse tax consequences resulting from this change.
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
Results of Operations
      The following table presents statements of operations data as reported for each of our lines of business for the years ended December 31, 2004, 2003 and 2002. Our discussion of revenue and cost of revenue for our digital marketing services segment also provides revenue and cost of revenue as if cost of media purchases were excluded (net revenue). Net revenue and cost of revenue for 2003 and 2002 are non-GAAP financial measures. We believe this net revenue and cost of revenue analysis facilitates a better comparison to results of our digital marketing services line of business in 2004 due to the contractual changes discussed previously.

Beginning January 1, 2004 all revenue from Avenue A | Razorfish is recorded net of media purchases. The results of any period are not necessarily indicative of results for any future period.

	Year Ended December 31, 2004

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total

	(In thousands)
Revenue	$87,653	$60,871	$9,413	$—		$157,937
Costs and expenses:
Cost of revenue	—	14,652	7,323	576	(1)	22,551
Client support	65,505	—	1,730	—		67,235
Product development	—	6,188	—	—		6,188
Sales and marketing	1,628	7,268	—	—		8,896
General and administrative	6,253	6,660	430	7,870		21,213
Amortization of intangible assets	—	—	—	4,048		4,048
Client reimbursed expenses	1,260	—	—	—		1,260

Total costs and expenses	74,646	34,768	9,483	12,494		131,391

Income (loss) from operations	$13,007	$26,103	$(70)	$(12,494)		$26,546

Interest and other income, net						1,925
Interest expense						875

Income before benefit for income taxes						$27,596
Benefit for income taxes						(15,287)

Net income						$42,883

	Year Ended December 31, 2003

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses	Total

	(In thousands)
Revenue	$188,122	$33,355	$489	$—	$221,966
Costs and expenses:
Cost of revenue	157,857	9,351	501	—	167,709
Client support	20,586	—	96	—	20,682
Product development	68	3,925	—	—	3,993
Sales and marketing	803	4,108	—	—	4,911
General and administrative	3,626	4,362	—	5,809	13,797
Amortization of deferred stock compensation	—	—	—	1,103	1,103
Amortization of intangible assets	—	—	—	276	276

Total costs and expenses	182,940	21,746	597	7,188	212,471

Income (loss) from operations	$5,182	$11,609	$(108)	$(7,188)	$9,495

Interest and other income, net					3,197
Interest expense					33

Income before provision for income taxes					$12,659
Provision for income taxes					875

Net income					$11,784

	Year Ended December 31, 2002

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses	Total

	(In thousands)
Revenue	$113,968	$18,682	$—	$—	$132,650
Costs and expenses:
Cost of revenue	91,430	6,519	—	—	97,949
Client support	13,635	—	—	—	13,635
Product development	—	6,931	—	—	6,931
Sales and marketing	1,327	3,992	—	—	5,319
General and administrative	3,811	5,427	—	3,133	12,371
Amortization of deferred stock compensation	—	—	—	2,718	2,718
Corporate restructuring charges				497	497
Amortization of intangible assets	—	—	—	50	50

Total costs and expenses	110,203	22,869	—	6,398	139,470

Income (loss) from operations	$3,765	$(4,187)	$—	$(6,398)	$(6,820)

Interest and other income, net					3,736
Interest expense					129
Impairment of cost-basis investment					50

Net income (loss) before cumulative effect on prior years of change in accounting principle					$(3,263)
Cumulative effect on prior years of change in accounting principle					(1,330)

Net (loss)					$(4,593)

(1)	For the year ended December 31, 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.

Revenue
      The following table provides a reconciliation of revenue as reported in 2004, 2003 and 2002 to net revenue, which excludes the cost of media purchased for our Avenue A | Razorfish clients (in thousands):

	Total			Digital Marketing Services

	2004	2003	2002	2004	2003	2002

Revenue, as reported	$157,937	$221,966	$132,650	$87,653	$188,122	$113,968
Less cost of media purchases	—	(157,857)	(91,430)	—	(157,857)	(91,430)

Net revenue	$157,937	$64,109	$41,220	$87,653	$30,265	$22,538

      Revenue was $157.9 million during the year ended December 31, 2004 compared to $222.0 and $132.7 million during the years ended December 31, 2003 and 2002, respectively. Revenue increased in 2003 due to increased client spending and higher volumes of media purchased by digital marketing services on behalf of our Avenue A | Razorfish clients. Revenue decreased in 2004 as beginning on January 1, 2004, due to revised contractual arrangements with clients, digital marketing services generates all revenue under the net method, which excludes the cost of media purchased for our Avenue A | Razorfish clients. Prior to January 1, 2004 revenue was generated under the gross method and included the cost of media purchased for our Avenue A | Razorfish clients. The decrease in revenue attributable to recognizing revenue under the net method was offset by the contributions of the SBI.Razorfish acquisition.
      Revenue was $157.9 million during the year ended December 31, 2004 compared to $64.1 million and $41.2 million in net revenue during the years ended December 31, 2003 and 2002, respectively. Net revenue increased during the years ended December 31, 2003 and 2004 due to acquisitions made in late 2003 and throughout 2004 in addition to increased product offerings, the addition of new clients and increased spending from our existing clients.
      Revenue from digital marketing services increased to $87.7 million during the year ended December 31, 2004, from $30.3 million and $22.5 million in net revenue for the years ended December 31, 2003 and 2002, respectively. The increase in revenue is primarily attributed to the acquisition of i-FRONTIER in November 2002 and SBI.Razorfish in July 2004 and increases in revenue from contributions made by new clients and increased spending from existing clients. During the year ended December 31, 2004, SBI.Razorfish contributed revenue of $40.8 million to the digital marketing services line of business. Excluding the revenue generated from SBI.Razorfish, revenue from digital marketing services was $46.9 million during the year ended December 31, 2004. In addition to new media and search clients, we experienced strong spending from several existing large clients as they expanded their online advertising budgets. With the acquisition of SBI.Razorfish in July 2004, we also experienced a significant decrease in our client concentration compared to 2003 and 2002. During the year ended December 31, 2004, our top five clients generated 26% of our revenue compared to 62% and 71% during the year ended December 31, 2003 and 2002, respectively.
      Revenue from digital marketing technologies increased to $60.9 million for the year ended December 31, 2004 from $33.4 million and $18.7 million for the years ended December 31, 2003 and 2002, respectively. The increase in revenue is primarily the result of increased use of the Atlas technology by existing customers combined with a consistent increase in client base over the past two years of both agencies and direct advertisers around the world. In addition, Atlas OnePoint and Atlas NetConversions contributed $7.4 million to revenue of digital marketing technologies during the years ended December 31, 2004 and none in 2003 and 2002.
      Revenue from digital performance media was $9.4 million during the year ended December 31, 2004 and is comprised of the gross value of the advertising space that was purchased for our clients and our fee for providing such service. Digital performance media consists of our DRIVEpm operating unit that was formed during the quarter ended December 31, 2003 and launched as a separate line of business to the public during the quarter ended March 31, 2004. In addition, digital performance media includes MediaBrokers, which was acquired in July 2004. During the year ended December 31, 2004, MediaBrokers contributed revenue of $2.8 million to the digital performance media line of business.

Cost of revenue
      The following table provides a reconciliation of cost of revenue as reported in 2004, 2003 and 2002 to net revenue, which excludes the cost of media purchased for our Avenue A | Razorfish clients (in thousands):

	2004	2003	2002

Cost of revenue, as reported	$22,551	$167,709	$97,949
Less cost of media purchases	—	(157,857)	(91,430)

Cost of revenue, exclusive of media purchases	$22,551	$9,852	$6,519

      Cost of revenue was $22.6 million during the year ended December 31, 2004, compared to $167.7 and $97.9 million during the years ended December 31, 2003 and 2002, respectively. Cost of revenue increased in 2003 primarily due to increased media purchases as a result of increased client spending in our digital marketing services line of business. Cost of revenue decreased in 2004 as beginning on January 1, 2004, we revised our contractual arrangements with clients such that cost of media purchased for our Avenue A | Razorfish clients is excluded from revenue and cost of revenue resulting in no cost of revenue for our digital marketing services line of business in 2004. Prior to January 1, 2004, the cost of revenue was generated under the gross method and included the cost of media purchased for our Avenue A | Razorfish clients
      Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $14.7 million for the year ended December 31, 2004 from $9.4 million and $6.5 million for the years ended December 31, 2003 and 2002, respectively. The increase in cost of revenue was primarily due to increased headcount associated with client support for our digital marketing technologies line of business. The increased headcount was a result of the acquisitions of Atlas OnePoint in December 2003, NetConversions in February 2004, TechnologyBrokers in July 2004 and additional client support personnel necessary to support new Atlas clients. As of December 31, 2004, there were 63 client support personnel associated with digital marketing technologies, including 16 Atlas OnePoint and NetConversions client support personnel, compared to 30 and 9 as of December 31, 2003 and 2002, respectively. In addition, there were 29 production support personnel as of December 31, 2004 compared to 26 and 20 as of December 31, 2003 and 2002.
      Cost of revenue associated with our digital performance media line of business was $7.3 million for the year ended December 31, 2004, and relates to the cost of the advertising space that is purchased from websites to resell to our clients.

Client Support
      Client support expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for client support personnel for our media, search and web development business, Avenue A | Razorfish. Client support expenses also include expenses for contractors retained for their specialized skill set to work on client projects. Client support expenses associated with digital marketing services increased to $65.5 million for the year ended December 31, 2004 from $20.6 million and $13.6 million for the years ended December 31, 2003 and 2002, respectively. The increase in client support expenses was primarily due to the acquisition of i-FRONTIER in November 2002, and SBI.Razorfish in July 2004. During the year ended December 31, 2004, SBI.Razorfish contributed $36.7 million in client support expenses associated with the digital marketing services line of business. In addition to the impact of the acquisition of SBI.Razorfish, the increase in client support expenses was due to increased salary and facilities expenses related to increased headcount necessary to support new clients and increased spending by existing clients. As of December 31, 2004 there were 813 client support personnel in our digital marketing services line of business, including 530 from the acquisition of SBI.Razorfish, compared to 213 and 113 as of December 31, 2002 and 2003, respectively.
      Client support expenses associated with our digital performance media consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. As of December 31, 2004, there were 18 client support personnel in our digital performance media line of business, including 10 from the acquisition of MediaBrokers. Client support expenses associated with digital performance media were $1.7 million during the year ended December 31, 2004 compared to $96,000 during the year ended December 31, 2003.

Product Development
      Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $6.2 million for the year ended December 31, 2004 compared to $4.0 million and $6.9 million for the years ended December 31, 2003 and 2002, respectively. The increase in product development expenses in 2004 was primarily due to an increase in product development personnel as a result of the acquisition of GO TOAST in December 2003 and development efforts toward integration of our search management and ad serving technologies. The increase is also attributed to lower capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite. During the year ended December 31, 2004, we capitalized $934,000 of certain direct costs in accordance with the guidance provided in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or obtained for Internal Use.” Similarly, during the years ended December 31, 2003 and 2002, we capitalized $1.1 million and

$210,000, respectively, of such costs. The decrease in product development expenses in 2003 is due to the increase in capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite and changes in headcount as a result of the cost reduction programs initiated in late 2002 in which we terminated 16 product development personnel. As of December 31, 2004, there were 61 product development personnel compared to 42 and 32 as of December 31, 2003 and 2002, respectively.

Sales and Marketing
      In general, our digital marketing services line of business acquires clients through a consultative approach using our existing client service teams. Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive agency, Avenue A | Razorfish. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications. Sales and marketing expenses associated with digital marketing services increased to $1.6 million for the year ended December 31, 2004 from $803,000 and $1.3 million for the years ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses was primarily due to the acquisition of SBI.Razorfish in July 2004. During the year ended December 31, 2004, SBI.Razorfish contributed $852,000 in sales and marketing expenses to the digital marketing services line of business. As of December 31, 2004 there were 10 sales and marketing personnel in our digital marketing services line of business, including 6 from the acquisition of SBI.Razorfish, compared to 3 and 2 as of December 31, 2003 and 2002, respectively.
      Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and related expenses for our sales force, including an agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. This agreement was ended in late July 2004 in connection with the acquisition of TechnologyBrokers. In addition, these expenses include salaries of marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $7.3 million during the year ended December 31, 2004, from $4.1 million and $4.0 million for the years ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses was primarily due to an increase in sales and marketing efforts in order to gain increased acceptance in the marketplace, especially in Europe. Prior to July 2004, we contracted with TechnologyBrokers to provide sales support to Atlas in the United Kingdom, and, in turn, we paid commissions based on a specified percentage of qualifying revenues. Subsequent to the acquisition in July 2004, we no longer pay commissions to TechnologyBrokers. In addition, the increase is attributed to the addition of Atlas OnePoint and Atlas NetConversion’s sales personnel and their related sales and marketing efforts. As of December 31, 2004 there were 28 sales and marketing personnel in our digital marketing technologies line of business compared to 18 and 18 as of December 31, 2003 and 2002, respectively.

General and Administrative
      General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, insurance and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist primarily of a direct allocation of these corporate costs based on several allocation methods including headcount and the percentage of revenue generated by the respective entity. General and administrative expenses increased to $21.2 million for the year ended December 31, 2004 from $13.8 million and $12.4 million for the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses was partially due to the acquisition of SBI. Razorfish in July 2004 in which we acquired certain general and administrative personnel and costs. During the year ended December 31, 2004, SBI.Razorfish contributed $1.4 million in general and administrative expenses. The increase in general and administrative expenses was also due to increased headcount necessary to support the growth of our operating units including costs associated with continued development and support of a new corporate financial system.

In addition, we experienced increased expenses associated with efforts to comply with the new corporate governance requirements, as well as increases in performance-based compensation expenses. As of December 31, 2004, there were 108 general and administrative personnel, including 25 from the acquisition of SBI.Razorfish, compared to 44 and 30 as of December 31, 2003 and 2002, respectively.

Amortization of Intangible Assets
      Amortization of intangible assets relates to intangible assets primarily consisting of customer relationships purchased through various acquisitions. Amortization of intangible assets was $4.0 million and $276,000 during the years ended December 31, 2004 and 2003, respectively. The increase in 2004 was due to the acquisition of GO TOAST in December 2003, NetConversions in February 2004 and SBI.Razorfish, TechnologyBrokers and MediaBrokers in July 2004. Amortization of the intangible assets associated with purchased technology is recorded as a cost of revenue and was $576,000 during the year ended December 31, 2004. Estimated future amortization expense for i-FRONTIER, GO TOAST, SBI.Razorfish, TechnologyBrokers and MediaBrokers for the next five years and thereafter is as follows (in thousands):

2005	$8,033
2006	7,671
2007	6,626
2008	6,015
2009 and thereafter	7,881

$36,226

Client Reimbursed Expenses
      Client reimbursed expenses include all reimbursable project expenses billed to customers. The reimbursements received from clients for these expenses are also recorded as a component of revenue. We recorded $1.3 million of client reimbursed expenses for the year ended December 31, 2004 and none for the years ended December 31, 2003 and 2002. The increase in client reimbursed expenses during the year ended December 31, 2004 is due to the SBI.Razorfish acquisition.

Amortization of Deferred Stock Compensation
      Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation was being amortized on an accelerated basis over the four-year vesting period of the applicable options. There is no amortization expense for deferred stock compensation for the year ended December 31, 2004 as deferred stock compensation was fully amortized as of December 31, 2003. Amortization of deferred stock compensation was $1.1 million and $2.7 million for the years ended December 31, 2003 and 2002, respectively.

Corporate Restructuring Charges
      Corporate restructuring charges consist of severance costs and other expenses associated with our cost reduction program initiated during September 2002 when we terminated approximately 16 employees. Corporate restructuring charges for the year ended December 31, 2002 were $497,000 and related entirely to employee severance and benefits for terminated employees. There were no such charges for the years ended December 31, 2003 and 2004.

Interest and Other Income, Net
      Net interest and other income consist primarily of earnings on our cash, cash equivalents and short-term investments, and foreign currency transaction exchange gains and losses. Interest and other income, net was $1.9 million, $3.2 million and $3.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease in net interest and other income is primarily related to the decrease in cash, cash equivalents and short-term investments associated with our various acquisitions.

Interest Expense
      Interest expense was $875,000, $33,000, and $129,000 during the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, interest expense relates to the outstanding debt issued in connection with the acquisition of SBI.Razorfish in July 2004 which was subsequently paid off with a portion of the proceeds from the sale and issuance of new interest bearing convertible debt in August and September 2004. During the years ended December 31, 2003 and 2002, interest expense relates to an equipment term loan facility the Company borrowed under during November and December 1999 and July 2000. The Company repaid the outstanding principal and accrued interest in December 2002 and February 2003. The Company had no outstanding debt as of December 31, 2003.

Impairment of Cost Basis Investment.
      During the year ended December 31, 2002, we recorded an impairment of cost-basis investment of $50,000 related to a minority investment in a private company.

(Benefit) Provision for Income Taxes
      During the year ended December 31, 2004, we incurred a $15.3 million net benefit to provision for income taxes. This is comprised of a decrease to our valuation allowance offset by the income tax provision for the year ended December 31, 2004. This compares to a $875,000 income tax provision for the year ended December 31, 2003. At December 31, 2004, we had a federal net operating loss carryforward of approximately $55.8 million related to U.S. federal and state jurisdictions. Utilization of net operating loss carryforwards and research and development credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Net operating loss carryforwards begin to expire at various times commencing in 2017.

Cumulative Effect on Prior Years of a Change in Accounting Principle.
      On January 1, 2002, we adopted SFAS No. 142 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/ NYC LLC during September 1999. Upon adoption of SFAS No. 142, we reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, we recorded an impairment charge of $1.3 million during the year ended December 31, 2002 that has been recognized as a cumulative effect on prior years of a change in accounting principle in the accompanying consolidated financial statements.
Liquidity and Capital Resources
      Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. In addition, we issued $74.7 million in convertible debt to the sellers of SBI.Razorfish in connection with its acquisition in July 2004. This was subsequently paid off with the proceeds from the sale in September and August 2004 of $80.0 million in convertible senior subordinated notes due 2024.
      As of December 31, 2004, we had cash and cash equivalents of $24.6 million, short-term investments of $34.7 million and $80 million of outstanding convertible debt.

Net Cash from Operating Activities
      Net cash provided by operating activities was $38.9, $20.6 and $12.2 million during the years ended December 31, 2004, 2003 and 2002, respectively. Our net cash provided by operating activities is primarily a result of our net income (loss) adjusted by non-cash expenses such as depreciation and amortization and changes in working capital components, which are influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.
      The changes in working capital are significantly influenced by the increases in accounts receivable due to both the organic growth in the business and the new growth resulting from the recent acquisitions. Due to this growth, we have experienced changes in the composition of our accounts receivables and this change has increased the timing of cash collections from our clients. The growth in the business is also contributing to the increases in amounts owed for media and other purchases.
      In addition to the effect of organic growth and growth from recent acquisitions on working capital, we believe that beginning in 2004, the change in the contractual terms with our clients influenced our cash flow from operating activities. The timing of payments for media purchases is now directly influenced by the timing of payment received from our clients for such media purchases. Under our prior Avenue A | Razorfish contract structure in 2003, we were liable for media purchases for our clients and the payment of publisher invoices was not dependent on receipt of payment from our clients. As such, during the year ended December 31, 2003, the cash generated from operating activities was influenced by the timing of payments received from clients. Effective January 1, 2004, under our new contract structure, Avenue A | Razorfish’s clients are directly liable for media purchases and we are not contractually required to pay publisher invoices without previous payment from our client for that media purchase.

Net Cash from Investing Activities
      Our investing activities include the purchase and sale of short term investments, purchases of property and equipment and the funding of acquisitions. Net cash used in investing activities was $55.2 million, $21.7 million and $7.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      In accordance with our investment policy, we purchase primarily investment-grade marketable securities. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. During the year ended December 31, 2004 we had net sales of marketable securities of $55.0 million to meet funding requirements for the various acquisitions completed in 2004. During the years ended December 31, 2003 and 2002 we had net purchases of $3.1 million and $2.8 million, respectively. The increase in 2003 is due to increases in excess cash and cash equivalents available for reinvestment
      Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities and the development of our proprietary technology, and leasehold improvements for our facilities. During the year ended December 31, 2004, 2003 and 2002, capital expenditures were $12.3 million, $6.1 million and $2.2 million, respectively.
      In February 2004, we purchased NetConversions for $4.6 million. We acquired $60,000 of cash and incurred acquisition costs of $136,000. An additional amount up to $550,000 in cash could be paid upon completion of certain post-closing requirements.
      In July 2004, we purchased TechnologyBrokers and MediaBrokers for approximately $3.4 million. We acquired $348,000 of cash and incurred acquisition costs of $116,000. In addition, approximately $762,000 of excess working capital, as defined by the purchase and sale agreement, will be paid to the previous owners.
      In July 2004, we purchased SBI.Razorfish for approximately $164.3 million, which includes $4.3 million in acquisition costs. The purchase was funded using $85.3 million in cash and $74.7 million in convertible debt.
      In December 2003, we purchased GO TOAST for approximately $14.2 million. We acquired $47,000 of cash and incurred $145,000 in acquisition costs. Upon acquisition in 2003, we paid $12.4 million in cash and $1.3 million in common stock (139,669 shares at $9.43 per share). In 2004 upon completion of certain post closing requirements of the purchase and sale agreement, we paid an additional $200,000 to the previous owners.

      In November 2002, we purchased i-FRONTIER for approximately $5.0 million. We acquired $2.0 million in cash and incurred $191,000 in acquisition costs. Upon acquisition in 2002, we paid $4.8 million to the previous owner and in 2004 we paid $176,000 upon completion of certain post closing requirements of the purchase and sale agreement. The purchase agreement provides for contingent payments in 2004 and 2006 which are determined based upon the operating results of i-FRONTIER through December 31, 2005. Based on the earnings results of i-FRONTIER for the years ended December 2002 and 2003, the first contingency payment earned by i-FRONTIER was $1.5 million and $715,000 of this amount was paid to i-FRONTIER’s previous owner in October 2004 after offset with certain receivables.

Net Cash from Financing Activities
      Our financing activities primarily relate to the proceeds from and payments made on notes payable and the proceeds from issuance of common stock through our stock option and employee stock purchase plans.
      In 2002 and 2001, we entered into an equipment term loan facility totaling $5.5 million to finance the purchase of computer equipment used for general operational purposes. In 2003 and 2002, we paid $1.6 million and $2.0 million on these notes payable. As of December 31, 2003, we had no outstanding debt. In August and September 2004, we sold approximately $80.0 million in convertible senior subordinated notes, the proceeds of which were used to redeem 100% of the convertible notes issued in connection with the acquisition of SBI.Razorfish. In connection with the offering, we also paid $2.3 million in debt issuance costs. See discussion of interest and principal payments in Note 12 of our Notes to Consolidated Financial Statements.
      Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $5.1 million, $3.1 million and $926,000 for the years ended December 31, 2004, 2003 and 2002 respectively. The increase in proceeds each year is due to the increase in the fair value of our common stock, increased volume of stock option exercises and an increased employee base participating in our employee stock purchase plan.
      With the acquisition of SBI.Razorfish, we have experienced a significant increase in operating expenditures, including the addition of interest expense associated with the $80.0 million in senior subordinated convertible notes. Interest costs will continue to result in a material use of our cash resources. We also estimate an increase in revenue in 2005 related to both traditional aQuantive service lines and new services provided through the acquisition of SBI.Razorfish. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and debt service for at least the next 12 months.

Commitments
      As of December 31, 2004, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of December 31, 2004 (in thousands):

	Year Ended December 31,

					2009 and
	2005	2006	2007	2008	thereafter	Total

Commitments:
Operating leases	$4,477	$5,146	$4,332	$3,603	$7,822	$25,380
Sublease rental income	(190)	(190)	(48)	—	—	(428)
Ad content delivery services	1,311	27	9	—	—	1,347
Convertible debt (including interest payments)	1,760	1,800	1,800	1,800	108,800	115,960

Total commitments	$7,358	$6,783	$6,093	$5,403	$116,622	$142,259

      The i-FRONTIER purchase agreement provides for future contingent payments in 2004 and 2006, which are determined based upon the operating results of i-FRONTIER through December 31, 2005. Any contingent payments will be recorded as goodwill when actual amounts are determined, due to the uncertainty of achieving these results. The calculation of the contingent payments is based upon a combination of a multiple of earnings through December 31, 2005 and an amount equal to the value of net assets at the date of acquisition. The agreement includes an interim payment based upon i-FRONTIER earnings during the two years ending December 31, 2003, which is partially refundable based upon i-FRONTIER earnings during the four years ending December 31, 2005. In October 2004, we paid the previous owner of i-FRONTIER consideration in the amount of $1.5 million for this interim payment. In the event that i-FRONTIER achieves results consist with management’s estimates, we estimate that the final contingency payment will be between $22.0 million and $26.0 million and there is no maximum payment specified in the agreement.
      The GO TOAST purchase agreement provides for future contingent payments in 2005 and 2006, which will be determined based upon the actual revenue results of GO TOAST through December 31, 2005. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. Any contingent payments will be recorded as goodwill. The agreement includes an interim payment based upon GO TOAST revenue during the year ending December 31, 2004 and a final payment based on revenue during the two years ending December 31, 2005. In the event that GO TOAST achieves results consist with management’s estimates, we estimate the total contingency payments to be between $500,000 and $2.4 million with a maximum potential payment of $4.0 million.
      The NetConversions purchase agreement provides for future contingent payments from 2004 to 2006 based on actual earnings results of NetConversions through January 31, 2006. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. The first contingency payment shall be paid after the month in which a certain operating income milestone is met and the second contingency payment shall be made in 2006 based upon the cumulative earnings of NetConversions through January 31, 2006. In the event that NetConversions achieves results consist with management’s estimates, we estimate the total contingency payments will be between $375,000 and $1.1 million with a maximum potential payment of $2.5 million.
      The TechnologyBrokers and MediaBrokers purchase agreement provides for future contingent payments, which shall be paid provided certain earnings thresholds are met through July 31, 2006. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. The payments will be adjusted based on actual earnings through July 31, 2006. In the even that TechnologyBrokers and MediaBrokers achieves results consist with management’s estimates, we estimate these payments will be between $3.0 and $9.0 million and there is no maximum payment specified in the agreement.

2005 Outlook
      In 2005, we expect the growth of the industry to continue, however at a somewhat slower rate than in 2004. While 2003 and 2004 online advertising growth was largely driven by search, we believe that in 2005 we will see growth driven by increases in the use of rich media (including video-targeting) and performance media. We believe the Company will benefit from this growth as we play key roles in these growth areas. In each of our businesses we expect to grow our customer bases, and will be targeting increased spending from existing customers. Although most of our revenue and profits will continue to be generated domestically, we expect to make more investments to support international growth. We believe that international markets represent long-term growth opportunities for us, and we anticipate greater international expansion. Accordingly, we anticipate revenues of $250.0 to $260.0 million in 2005, compared to $157.9 million in 2004. We anticipate adopting SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R) in the three months ended September 31, 2005 and expect it to have a material impact on net income for the year ending December 31, 2005. See “Recent Accounting Pronouncements” below for additional information.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the quarter ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” under Note 2 of our consolidated financial statements as of and for the year ended December 31, 2004 for the pro forma net income (loss) and net income (loss) per share amounts, for the fiscal years ended December 31, 2004, 2003 and 2002, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will have a material impact on income from operations for the six months ended December 31, 2005. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the six months ended December 31, 2005.
Other Events
      In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and our insider trading policy, Nicolas J. Hanauer, a cofounder of the Company and Chairman of the Company’s Board of Directors, entered into a sales plan on February 25, 2005. The sales plan, which terminates in February 2006, provides for the sale of up to a maximum of 750,000 shares of common stock that he currently owns. Sales executed under this plan will be reported on Forms 4 as required under Section 16 of the Exchange Act.
      In March 2004, Brian McAndrews, the Chief Executive Officer and a member of our Board of Directors, also adopted a 10b5-1 stock trading plan in accordance the Exchange Act and our insider trading policy. The sales plan, which terminates in December 2005, provides for the sale of up to a maximum of 500,000 shares of common stock that he currently owns or plans to acquire upon exercise of outstanding employee stock options. Sales executed under this plan will be reported on Forms 4 as required under Section 16 of the Exchange Act.
      Messrs. Hanauer and McAndrews entered into their sales plans in order to diversify their investment portfolios. Rule 10b5-1 permits the implementation of a written prearranged plan entered into at a time when the insider is not aware of any material nonpublic information and allows the insider to trade on a regularly scheduled basis as specified in the plan regardless of any material nonpublic information thereafter received by the insider. These plans generally allow corporate insiders to gradually diversify holdings of stock while minimizing any market effects of such trades by spreading them out over an extended period of time. The shares subject to these sales plans constitute approximately 13% and 19% of the shares, including shares subject to issuance upon exercise of options, currently held by Messrs. Hanauer and McAndrews, respectively.
      Except as required by law, by disclosing this information, we do not undertake to report modifications to or a termination of this trading plan, nor the establishment of future trading plans by these officers or other officers or directors of aQuantive.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, investment-grade debt securities issued by corporations and U.S. government agencies. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The following consolidated financial statements and supplementary data are included beginning on page 40 of this Report.
AQUANTIVE, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
aQuantive, Inc.:
      We have audited the accompanying consolidated balance sheets of aQuantive, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of aQuantive, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of aQuantive, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
March 15, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
aQuantive, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s report on internal control over financial reporting appearing under Item 9A that aQuantive, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      The Company acquired NetConversions, SBI.Razorfish, TechnologyBrokers and MediaBrokers during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, NetConversions, SBI.Razorfish, TechnologyBrokers, and MediaBrokers’s internal control over financial reporting associated with total assets of $189.8 million and total revenues of $48.9 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of NetConversions, SBI.Razorfish, TechnologyBrokers, and MediaBrokers.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
March 15, 2005

AQUANTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$24,555	$32,797
Short-term investments	34,692	90,458
Accounts receivable, net of allowances of $3,144 and $2,033 in 2004 and 2003, respectively	106,683	48,480
Other receivables	1,486	1,674
Prepaid expenses and other current assets	1,631	1,141
Deferred tax asset	7,204	—

Total current assets	176,251	174,550
Property and equipment, net	17,569	6,802
Goodwill	137,845	10,946
Other intangible assets, net	36,226	7,106
Other assets	1,045	1,355
Deferred financing costs, net	1,645	—
Deferred tax asset, net	15,642	—

Total assets	$386,223	$200,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,542	$50,097
Accrued liabilities	21,066	8,232
Pre-billed media	15,655	4,545
Deferred rent, current portion	603	285
Deferred revenue	10,394	5,773

Total current liabilities	116,260	68,932
Long-term accrued liabilities	456	—
Notes payable	80,000	—
Deferred rent, less current portion	3,010	1,234
Deferred tax liability	—	54

Total liabilities	199,726	70,220

Commitments and contingencies (Note 10)
Shareholders’ equity:
Convertible preferred stock, $0.01 par value; 21,084 shares authorized; 0 shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 62,256 and 60,167 shares issued and outstanding at December 31, 2004 and 2003, respectively	623	602
Paid-in capital	233,898	220,637
Accumulated deficit	(48,099)	(90,982)
Accumulated other comprehensive income	75	282

Total shareholders’ equity	186,497	130,539

Total liabilities and shareholders’ equity	$386,223	$200,759

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2004	2003	2002

	(In thousands except
	per share amounts)
Revenue	$157,937	$221,966	$132,650
Expenses:
Cost of revenue (excludes deferred stock compensation of $0, $168, and $329, respectively)	22,551	167,709	97,949
Client support (excludes deferred stock compensation of $0, $632, and $1,253, respectively)	67,235	20,682	13,635
Product development (excludes deferred stock compensation of $0, $128, and $506, respectively)	6,188	3,993	6,931
Sales and marketing (excludes deferred stock compensation of $0, $62, and $267, respectively)	8,896	4,911	5,319
General and administrative (excludes deferred stock compensation of $0, $113, and $363, respectively)	21,213	13,797	12,371
Amortization of intangible assets	4,048	276	50
Client reimbursed expenses	1,260	—	—
Amortization of deferred stock compensation	—	1,103	2,718
Corporate restructuring charges	—	—	497

Total expenses	131,391	212,471	139,470

Income (loss) from operations	26,546	9,495	(6,820)
Interest and other income, net	1,925	3,197	3,736
Interest expense	875	33	129
Impairment of cost-basis investment	—	—	50

Net income (loss) before income taxes and cumulative effect on prior years of change in accounting principle	$27,596	$12,659	$(3,263)
(Benefit) provision for income taxes	(15,287)	875	—

Net income (loss) before cumulative effect on prior years of change in accounting principle	$42,883	$11,784	$(3,263)
Cumulative effect on prior years of change in accounting principle	—	—	(1,330)

Net income (loss)	$42,883	$11,784	$(4,593)

Basic net income per share before cumulative effect on prior years of change in accounting principle	$0.70	$0.20	$(0.06)

Cumulative effect on prior years of change in accounting principle	$—	$—	$(0.02)

Basic net income (loss) per share	$0.70	$0.20	$(0.08)

Diluted net income (loss) per share	$0.62	$0.17	$(0.08)

Shares used in computing basic net income (loss) per share	61,225	59,304	58,270

Shares used in computing diluted net income (loss) per share	69,412	68,354	58,270

Comprehensive income (loss):
Net income (loss)	$42,883	$11,784	$(4,593)
Items of other comprehensive income (loss)	(207)	(275)	(79)

Comprehensive income (loss)	$42,676	$11,509	$(4,672)

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock			Deferred			Comprehensive	Total
			Paid-In	Stock	Subscriptions	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Loss)	Equity

	(In thousands)
BALANCES, December 31, 2001	58,413	$584	$216,884	$(4,063)	$(548)	$(98,173)	$636	$115,320
Repurchase of restricted stock	(59)	(1)	(61)	—	—	—	—	(62)
Reduction of deferred stock compensation — employee terminations	—	—	(229)	229	—	—	—	—
Amortization of deferred stock compensation	—	—	—	2,718	—	—	—	2,718
Compensation expense due to vesting accelerations	—	—	54	—	—	—	—	54
Compensation expense due to options issued to non-employees	—	—	80	—	—	—	—	80
Conversion of subscriptions receivable	—	—	—	—	268	—	—	268
Exercise of common stock options	564	6	693	—	—	—	—	699
Issuance of common stock — Employee Stock Purchase Plan	176	2	222	—	—	—	—	224
Repurchase of common stock	(714)	(7)	(1,785)	—	—	—	—	(1,792)
Unrealized loss on available for sale investments	—	—	—	—	—	—	(79)	(79)
Net loss	—	—	—	—	—	(4,593)	—	(4,593)

BALANCES, December 31, 2002	58,380	$584	$215,858	$(1,116)	$(280)	$(102,766)	$557	$112,837

Reduction of deferred stock compensation — employee terminations	—	—	(13)	13	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,103	—	—	—	1,103
Compensation expense due to vesting accelerations	—	—	3	—	—	—	—	3
Compensation expense due to options issued to non employees	—	—	352	—	—	—	—	352
Conversion of subscriptions receivable	—	—	—	—	280	—	—	280
Exercise of common stock options	1,412	14	2,577	—	—	—	—	2,591
Issuance of common stock — Employee Stock Purchase Plan	237	2	554	—	—	—	—	556
Issuance of common stock — Acquisition of GO TOAST	138	2	1,306	—	—	—	—	1,308
Unrealized loss on available for sale investments	—	—	—	—	—	—	(275)	(275)
Net income	—	—	—	—	—	11,784	—	11,784

BALANCES, December 31, 2003	60,167	$602	$220,637	$—	$—	$(90,982)	$282	$130,539

Exercise of common stock options	1,869	20	3,774	—	—	—	—	3,794
Issuance of common stock — Employee Stock Purchase Plan	220	1	1,297	—	—	—	—	1,298
Reduction in valuation allowance related to stock option exercises prior to 2004	—	—	3,094	—	—	—	—	3,094
Tax benefit of exercise of common stock options	—	—	5,096	—	—	—	—	5,096
Unrealized loss on available for sale investments	—	—	—	—	—	—	(147)	(147)
Currency translation loss	—	—	—	—	—	—	(60)	(60)
Net Income	—	—	—	—	—	42,883	—	42,883

BALANCES, December 31, 2004	62,256	$623	$233,898	$—	$—	$(48,099)	$75	$186,497

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$42,883	$11,784	$(4,593)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	9,317	3,795	4,773
Amortization of premiums on short-term investments	562	1,508	524
Amortization of deferred stock compensation	—	1,103	2,718
Non-cash compensation expense		635	402
Cumulative effect on prior years of change in accounting principle	—	—	1,330
Impairment of cost-basis investments and long-lived assets	—	—	50
Changes in operating assets and liabilities, net of balances from business acquired during the year:
Accounts receivable, net	(31,059)	(22,977)	(5,554)
Other receivables, prepaid expenses and other current assets	(15)	(1,044)	72
Other assets	666	(512)	484
Accounts payable	13,532	19,968	13,632
Accrued liabilities and pre-billed media	13,894	1,792	(3,711)
Deferred revenue	3,203	3,019	2,066
Deferred rent	2,173	1,519	—
Deferred taxes	(16,302)	54	—

Net cash provided by operating activities	38,854	20,644	12,193

Cash flows from investing activities:
Proceeds from sale of marketable securities	70,707	218,983	97,332
Purchases of marketable securities	(15,659)	(222,081)	(100,148)
Purchases of property and equipment	(12,312)	(6,075)	(2,168)
Acquisitions, less cash received of $408 in 2004, $47 in 2003, and $1,957 in 2002	(97,972)	(12,498)	(2,868)

Net cash used in investing activities	(55,236)	(21,671)	(7,852)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	80,000	—	—
Payments on notes payable (including payment of convertible debt associated with purchase of SBI.Razorfish in 2004 — see supplemental disclosure of non-cash investing activities below)	(74,697)	(1,569)	(1,986)
Payment of debt issuance costs	(2,255)	—	—
Proceeds from issuance of common stock and exercises of common stock options, net	5,092	3,145	926
Cash paid for repurchase of common stock and restricted stock	—	—	(1,854)

Net cash provided by (used in) financing activities	8,140	1,576	(2,914)

Net (decrease) increase in cash and cash equivalents	(8,242)	549	1,427

Cash and cash equivalents, beginning of year	32,797	32,248	30,821

Cash and cash equivalents, end of year	$24,555	$32,797	$32,248

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Subscriptions receivable	$—	$(280)	$(268)

Cash paid for interest	$240	$33	$129

Income taxes paid	$951	$475	$—

Supplemental disclosure of non-cash investing activities
Issuance of convertible debt in connection with acquisition of SBI.Razorfish	$74,697	$—	$—

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(In thousands, except per share amounts)

1.	Organization and Operations of the Company
      aQuantive, Inc. (the Company) provides digital marketing services, technologies, and performance media to businesses. The Company was founded on July 1, 1997 under the brand name Avenue A and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle,Washington. i-FRONTIER was acquired in November 2002, Atlas OnePoint (formerly GO TOAST) was acquired in December 2003, Atlas NetConversions (formerly NetConversions) was acquired in February 2004, and SBI.Razorfish , MediaBrokers and TechnologyBrokers were acquired in July 2004. The results of operations for the years ended December 31, 2002, 2003 and 2004 include the results of acquired businesses from their respective dates of acquisition. See Note 3 below for pro-forma information. In early 2005, the Company launched the rebranding of its collective digital marketing services offerings, including i-FRONTIER, as Avenue A | Razorfish and its collective digital marketing technologies offerings from Atlas DMT to Atlas.
      The Company operates in three lines of business: digital marketing services, digital marketing technologies, and digital performance media. The Company’s digital marketing services line of business, including interactive advertising agency Avenue A | Razorfish provides service offerings to clients that include Web advertising, Web site development, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine marketing, and creative. The Company’s digital marketing technologies line of business, including Atlas and the recently acquired Atlas OnePoint and Atlas NetConversions, provides a digital marketing management system to manage digital marketing programs and Web site effectiveness. The Company’s digital performance media line of business, including DRIVEpm and MediaBrokers, serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currencies
      Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income. The Company also records transactional gains and losses on amounts denominated in currencies other than the U.S. dollar. These transaction exchange gains and losses are included in net income.

Reclassifications
      During 2004, the Company reclassified the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly associated with delivering advertisements over the Internet from client support to cost of revenue. The consolidated financial statements for the years ended December 31, 2003 and 2002 have been reclassified to conform to the 2004 presentation. Certain other prior year amounts have been reclassified to conform to the 2004 presentation.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates in the Preparation of Financial Statements
      The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances for receivables, deferred income tax assets and liabilities, state and city taxes, contingencies and obligations related to employee benefits. Actual results could differ from those estimates.

Cash Equivalents
      Cash equivalents include demand deposits, money market accounts and all highly liquid debt instruments with maturity at purchase of three months or less.

Investments
      The Company’s short-term investments consist primarily of investment-grade marketable securities with maturities of less than two years. All of the Company’s short-term investments have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of shareholders’ equity. Fair value is determined based upon the quoted market prices of the securities. Realized gains and losses on the sale of available-for-sale securities or due to declines in value judged to be other than temporary are recorded in interest income, net. During the years ended December 31, 2004, 2003, and 2002, the gross realized gains and losses were not significant. The cost of securities sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest income. The Company’s short-term investments consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2004	$34,602	$208	$(118)	$34,692
December 31, 2003	$90,221	$341	$(104)	$90,458
      Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Brokers/ Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$7,242	$52	$10,165	$66	$17,407	$118
      Mortgage-backed securities: The unrealized losses on investments in mortgage-back securities were caused by interest rate increases. The contractual cash flows of these securities were guaranteed by Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Financial Instruments and Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued liabilities, pre-billed media and notes payable. Fair values of cash and cash equivalents approximate

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category include accounts receivable, other receivables, accounts payable, accrued liabilities, pre-billed media and notes payable.
      The Company performs initial and ongoing evaluations of its customers’ financial position, and generally extends credit, requiring collateral as deemed necessary. The Company maintains allowances for potential credit losses, which are based on factors such as historical write-off percentages, the current aging of accounts receivable, and customer specific and industry credit risk factors. The Company does not have any off-balance sheet credit exposures related to its customers.

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

Goodwill and Other Intangible Assets
      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002 and completed a transitional impairment test for the intangible assets recorded in connection with the purchase of Avenue A/ NYC LLC during September 1999. Upon adoption of SFAS No. 142, the Company reclassified all previously recorded intangible assets as goodwill, as those assets, related to workforce and customer base, did not meet the criteria under SFAS No. 142 for separate identification. Furthermore, as a result of the impairment test, the Company recorded an impairment charge of $1,300 that has been recognized as a cumulative effect of a change in accounting principle in the accompanying consolidated financial statements. This impairment charge impacted the Digital Marketing Services’ segment. The Company performs an impairment test on all intangible assets, in accordance with the guidance provided by SFAS No. 142, at least annually, unless events and circumstances indicate that such assets might be impaired. The Company performed an impairment analysis on its goodwill during the quarter ended December 31, 2004 and determined that goodwill was not impaired. The Company will perform its next yearly impairment assessment of goodwill during the fourth quarter of 2005.

Long-lived assets
      Intangible assets include identifiable intangible assets primarily consisting of customer relationships purchased through various acquisitions. Intangible assets are presented net of related accumulated amortization and are being amortized on a straight-line basis over two to seven years.
      Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Pre-billed Media
      Pre-billed media represents amounts billed to customers by Avenue A | Razorfish for advertising space from publisher Web sites in advance of the advertisements being placed.

Subscriptions Receivable
      In conjunction with the exercise of certain stock options by several executives of the Company, the Company received full recourse promissory notes in the amount of approximately $965 at December 31, 1999. In 2001, the Notes were amended to provide that one third of the original principal balance and interest outstanding would be forgiven on January 1, 2002, 2003, and 2004 if the officers continued to be employed by aQuantive on such dates. Accordingly, the Company amortized the principal balance over the three year period from 2001 through 2003. The amounts were entirely forgiven as of December 31, 2003.

Revenue Recognition
      The Company follows Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” as updated by SAB 104, “Revenue Recognition” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In addition, SAB 104 integrates the guidance in Emerging Issues Task Force Issue (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company also follows SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. In addition, the Company follows the final consensus reached by the EITF in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Digital Marketing Services
      The Company’s digital marketing services business line, interactive advertising agency Avenue A | Razorfish, offers services to help clients use the Internet as an integrated online advertising and business channel. The service offering includes a process anchored in strategic marketing, user-centric design, dynamic technology platforms and channel integration and optimization. The agency’s core services include media management, Website and Web application development, and ad creative. In addition, the agency also offers tools such as the Business Intelligence System, ChannelScope, BrandOptics, Customer Targeting, Email and Customer Insights.
      Media management is comprised of several tasks including media planning and buying, ad serving, campaign analysis, optimization, and search engine marketing. Each of these tasks is executed on an ongoing basis, adding value throughout the duration of a campaign and representing only one deliverable to the client. Avenue A | Razorfish earns fees for media management in two different ways depending on the contractual terms with the client. The majority of revenue is earned based on the dollar amount of advertising space

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchased on behalf of its clients. The Company recognizes this revenue as one accounting unit over the period of the campaign at the rate at which the advertising is delivered. Certain contractual agreements with clients are structured such that media management services are priced and earned on an hourly rate which is applied to the hours worked on each client. In this case, revenue is recognized as one accounting unit over the period of the campaign at the rate at which hours are worked.
      In accordance with EITF 99-19, prior to January 1, 2004 the majority of Avenue A | Razorfish media management revenue was recognized under the gross method, which consists of the gross value of the Company’s billings to the Company’s clients and includes the price of the advertising space that the Company purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchased advertising space from publisher Web sites whereby it was the primary obligor to the arrangement and was solely responsible for payment even if the advertising space was not utilized by its clients or funds were not collected from its clients. Prior to January 1, 2004, the Company also recognized revenue for certain media management contracts under the net method. Beginning January 1, 2004, the Company revised its contractual arrangements with both is clients and publisher Web sites so that it generates most of its media management revenue under the net method. To generate revenue under net method, the Company buys advertising space from publisher Web sites on behalf of its clients as an agent and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company is only financially liable to the publishers for the amount collected from its clients. This creates a sequential liability for media purchases made on behalf of clients.
      Revenue from Website and Web application development and ad creative are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services and rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs and milestone outputs, as applicable. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized and are recorded as either unbilled receivables (an asset) or deferred revenue (a liability) in the accompanying combined financial statements. Revenues derived from time and materials consulting contracts are recognized as the services are performed.
      Customer Targeting is priced based on the dollar amount of advertising space purchased on behalf of the client and is recognized over the period in which the campaign is delivered.
      E-mail and Business Intelligence System are volume based, and revenue is generally recognized when impressions are delivered. The Company recognizes revenue from Search Engine Marketing programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Revenue is generally recognized for ChannelScope and BrandOptics services under a proportional performance method of accounting. It is the Company’s policy to recognize any loss on services as soon as management estimates indicate a loss will occur.

Digital Marketing Technologies
      Our Digital Marketing Technologies segment encompasses our Atlas businesses. These include our Atlas Digital Marketing Suite, our Atlas Search and Atlas OnePoint search marketing toolsets, Atlas NetConversions web usability technology business, and our Atlas Publisher ad serving solution. Such services are recognized based on either volume or subscription except for Atlas NetConversions which is recognized using a proportional performance method of accounting. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Digital Performance Media
      Digital performance media, which includes DRIVEpm and MediaBrokers, serves as a liaison between online publishers and advertisers by securing blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. DRIVEpm offers both the Performance and Selector program and MediaBrokers offers both the MediaBrokers Pay For Performance (PFP) and MediaBrokers Cost Per Impression (CPM) programs. Under the Performance and MediaBrokers PFP programs, clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector and MediaBrokers CPM programs, clients can focus ad impressions on those users that fit a predetermined customer segment.
      Revenue for these programs is volume-based and generally recognized based on the volume in the period of usage. In accordance with EITF 99-19, revenue generated from digital performance media is recognized under the gross method, which consists of the gross value of digital performance media’s billings to clients and includes the price of the advertising space that digital performance media purchases from Web sites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher Web sites whereby it is the primary obligor to the arrangement and is solely responsible for payment even if the advertising space is not utilized by its clients or funds are not collected from its clients.

All Segments
      For all of the Company’s lines of business, revenue is deferred in cases where the Company has not yet earned revenue but has billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.
      Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays. All reimbursable project expenses billed to customers are recorded as a component of revenues and all reimbursable project expenses incurred are recorded as a component of operating expenses.
      The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	December 31,

	2004		2003	2002

Customer A	13%		32%	26%
Customer B		*	10%	21%
Customer C		*	*	12%
      All customers that represent sales of more than 10% of consolidated revenues are included in both the digital marketing services and digital marketing technologies segments, as defined by SFAS No. 131 “Disclosures about Segment of an Enterprise and Related Information.” The percentage of accounts receivable representing more than 10% of consolidated accounts receivable is as follows (if applicable):

	December 31,

	2004	2003

Customer A	*	11%
Customer B	*	13%
Customer C	*	11%

*	Less than 10%

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computation of Basic and Diluted Net Income (Loss) Per Share
      Net income (loss) per share has been calculated under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Unvested outstanding shares subject to repurchase rights are excluded from the calculation. During the year ended December 31, 2004, using the “treasury stock method,” 1,405 common stock equivalent shares related to stock options are excluded in the calculation of diluted net income (loss) per share, as their effect is anti-dilutive. During years ended December 31, 2003 and 2002, common stock equivalent shares related to stock options were 2,535 and 12,827, respectively, and are excluded from the calculation of diluted net income (loss) per share, as their effect is anti-dilutive.

Accounting for Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance if deemed necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.

Cost of Revenue, Client Support, Product Development, Sales and Marketing, and General and Administrative
      Cost of revenue consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet.
      Client support expenses consist primarily of salaries and related expenses for client support personnel for our interactive advertising agency, Avenue A | Razorfish and performance media line of business, including DRIVEpm and MediaBrokers. Client support expenses also include expenses for contractors retained for their specialized skill set to work on client projects.
      Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients.
      The digital marketing services line of business acquires clients through a consultative approach using existing client service teams. Sales and marketing expenses consist of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive advertising agency, Avenue A | Razorfish. These expenses also include the cost of the sales force for the digital marketing technologies line of business, including an agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. This agreement was ended in late July 2004 in connection with the acquisition of TechnologyBrokers. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications and on the Internet.
      General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, and other general corporate expenses such as rent for our corporate headquarters in Seattle.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expense was $716, $352, and $168 during the years ended December 31, 2004, 2003, and 2002, respectively.

Stock-Based Compensation
      The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25.” in accounting for its stock option and employee stock purchase plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or if options were issued to non-employees. The Company has recorded approximately $0, $352, and $80, as compensation expense for the issuance of non-qualified stock options to non-employees for the years ended December 31, 2004, 2003, and 2002 respectively.
      The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied:

	December 31,

	2004	2003	2002

Net income (loss), as reported	$42,883	$11,784	$(4,593)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax effect of $0, $0, and $0, in 2004, 2003 and 2002, respectively	—	1,103	2,718
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax effect of $3,977, $0 and $0 in 2004, 2003 and 2002, respectively	(6,221)	(8,429)	(10,031)
Add: Prior year’s tax effects recognized in 2004	12,354	—	—
Pro forma net income (loss), fair value method for all stock-based awards	$49,016	$4,458	$(11,906)
Basic net income (loss) per share:
As reported	$0.70	$0.20	$(0.08)
Pro forma	$0.80	$0.08	$(0.20)
Diluted net income (loss) per share:
As reported	$0.62	$0.17	$(0.08)
Pro forma	$0.71	$0.07	$(0.20)

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value for options granted under the Company’s stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	December 31,

	2004	2003	2002

Weighted average risk-free interest rate	3.35	3.20	3.83
Expected lives (in years from vest date)	1–4.5	1–4.5	1–4.5
Expected volatility	1.04	1.13	1.08
      The fair value of the shares granted under the Company’s employee stock purchase plan was estimated using the Black-Scholes option-pricing model with the following assumptions:

	December 31,

	2004	2003	2002

Weighted average risk-free interest rate	1.53	1.74	2.00
Expected lives (in years)	0.5-1.0	0.5-1.0	0.5-1.0
Expected volatility	0.66	0.75	1.08

Comprehensive Income (Loss)
      The Company applies SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) consists of unrealized gains and losses on short term investments classified as available for sale by the Company during the years ended December 31, 2004 and 2003 and foreign currency translation loss for the year ended December 31, 2004 that have been excluded from net loss and reflected instead in equity.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the quarter ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for 2004, 2003 and 2002, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will have a material impact on income from operations for the six months ended December 31, 2005. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the six months ended December 31, 2005.

3.	Acquisitions
      The following presents information regarding the Company’s acquisitions for the years ended December 31, 2004, 2003 and 2002, including information about the allocation of purchase price from these transactions.

Acquisition of i-FRONTIER
      Effective November 25, 2002, the Company acquired 100% of the stock of i-FRONTIER, Inc., a Philadelphia-based, full service interactive advertising agency. Management believes that the purchase of

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
i-FRONTIER further enhances the Company’s digital marketing services with the addition of a strong client portfolio, especially in the pharmaceutical industry, and creative and Web site development capabilities. In connection with the acquisition, the Company paid $5,000 in cash in exchange for all of the outstanding common stock of i-FRONTIER. The Company also incurred $191 in acquisition costs, for a total initial purchase price of $5,191. The purchase agreement also includes contingent payments in 2004 and 2006, determined based upon the earnings of the i-FRONTIER operating unit through December 31, 2005. Based on the earnings results of i-FRONTIER for the years ended December 2002 and 2003, the first contingency payment earned by i-FRONTIER was $1,500. This amount was recorded as an increase to goodwill during the three months ended December 31, 2004 and increased the total purchase price to $6,691 In the event that i-FRONTIER achieves results consistent with management’s current forecasts, we estimate that the remaining future payment will range from $22,000 to $26,000. However, this payment will be adjusted based on actual earnings over the four years ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payment, when and if made, will be recorded as goodwill. The i-FRONTIER service offering is included in the Digital Marketing Services segment and has been branded as Avenue A | Razorfish.
      The acquisition was accounted for as a purchase and, accordingly, the results of operations of i-FRONTIER have been included in the consolidated financial statements commencing on the date of acquisition. Approximately $2,197 of the purchase price was allocated to a non-compete agreement, developed technology, and customer relationships which are being amortized on a straight-line basis over useful lives. The $3,792 of excess purchase price over net specifically identifiable tangible and intangible assets was recorded as goodwill and was assigned to the digital marketing services segment, all of which is expected to be deductible for tax purposes. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the estimated fair values of the assets and liabilities assumed at the date of acquisition were as follows:

Cash, receivables and other current assets	$5,623
Property and equipment, and other noncurrent assets	448
Other intangible assets	2,197
Goodwill	2,292
Current liabilities	(5,369)

$5,191

Acquisition of GO TOAST
      Effective December 12, 2003, the Company acquired 100% of the outstanding membership interests of Denver-based GO TOAST, LLC, a provider of paid search and optimization technology. Management believes that the purchase of GO TOAST further enhances the Company’s digital marketing technology services with the addition of a technology solution for paid search management optimization and a strong client portfolio. In connection with the acquisition, the Company paid $12,600 in cash and $1,308 in common stock (138,669 shares at $9.43 per share) for all of the outstanding membership interests of GO TOAST, LLC and eonMedia, LLC. The Company also incurred $295 in acquisition costs, for a total initial purchase price of $14,203. The purchase agreement also includes future contingent payments in 2005 and 2006, which will be determined based upon the revenue of GO TOAST through December 31, 2005. In the event that GO TOAST achieves results consistent with management’s current forecasts, the Company estimates that future payments will range from $500 to $2,400 with a maximum potential payment of $4,000. However, these payments will be adjusted based on actual revenue over the year ending December 31, 2005 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisition was accounted for as a purchase. The results of operations of GO TOAST for the 18 days after the purchase date were not material to the consolidated financial statements for the year ended December 31, 2003. Approximately $5,312 of the purchase price was allocated to non-compete agreements, developed technology, and customer relationships which are being amortized on a straight-line basis over useful lives of two, four, and five years, respectively. The $8,871 of excess purchase price over specifically identifiable tangible and intangible assets was recorded as goodwill and was assigned to the digital marketing technology segment, all of which is expected to be deductible for tax purposes. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the assets and liabilities assumed at the date of acquisition were as follows:

Cash, receivables, and other current assets	$434
Property and equipment, and other noncurrent assets	3
Other intangible assets	5,312
Goodwill	8,871
Current liabilities	(417)

$14,203

Acquisition of NetConversions
      Effective February 9, 2004, the Company acquired NetConversions, a provider of Web site usability technology and services for optimizing marketers’ websites located in Seattle, Washington. The Company acquired NetConversions for its strong client portfolio and to further enhance the technology offerings of its Atlas operating unit with the addition of a technology and service that delivers data-driven analysis and recommendations for website performance that improves user experiences and increases bottom-line results. The Company paid $3,950 in cash in exchange for 100% of the stock of NetConversions. An additional $550 has been accrued as of December 31, 2004 and will be paid when certain post-closing requirements are met. The Company also incurred $136 in acquisition costs, for a total initial purchase price of $4,636. The purchase agreement also includes up to $2,500 in future contingent payments, a portion of which shall be paid after the months in which a certain operating income milestones are met and the remainder of which shall be paid in 2006 based upon the earnings of NetConversions through January 31, 2006. In the event that NetConversions achieves results consistent with management’s current forecasts, the Company estimates that total future payments will range from $375 to $1,100. However, these payments will be adjusted based on actual earnings through January 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.
      The acquisition was accounted for as a purchase. Approximately $1,975 of the purchase price was allocated to other intangible assets which are being amortized on a straight-line basis over their useful lives. The $2,917 of excess purchase price over net specifically identifiable tangible liabilities and intangible assets was recorded as goodwill and was assigned to the digital marketing technology segment, none of which is expected to be deductible for tax purposes. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the net liabilities assumed at the date of acquisition was $256. Beginning February 9, 2004, the results of NetConversions are included in the consolidated results of the Company. The Net Conversions service offering is included in the Digital Marketing Technologies segment and has been branded as Atlas NetConversions.

Acquisition of SBI.RAZORFISH
      Effective July 27, 2004, the Company acquired 100% of the outstanding stock of interactive advertising agency, SBI.Razorfish, an Internet marketing and consulting firm with offices across the United States.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Combined with interactive agency Avenue A, the resulting brand identity for the Company’s core agency business is now Avenue A | Razorfish. The Company believes the acquisition combines the online advertising and Web site marketing service offerings of Avenue A and SBI.Razorfish in order to create one of the largest interactive agencies. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with customers.
      In connection with the acquisition, the Company paid SBI.Razorfish $85,300 in cash and issued approximately $74,700 in convertible notes (Notes). On August 24, 2004 and September 20, 2004, the Company sold $80,000 of convertible senior subordinated debt, the proceeds of which were used to redeem 100 percent of the Notes. See Note 13 of the consolidated financial statements for further discussion of the convertible debt. In connection with the acquisition, the Company incurred $4,318 in transaction related expenses, for a total initial purchase price of $164,318. Approximately $29,210 of the purchase price was allocated to customer relationships and tradename, which are being amortized on a straight-line basis over useful lives of six and two years, respectively. The $120,821 of excess purchase price over net specifically identifiable tangible and intangible assets was recorded as goodwill and was assigned to the digital marketing services segment, none of which is expected to be deductible for tax purposes. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the assets and liabilities assumed at the date of acquisition were as follows:

Accounts receivable	$24,388
Other receivables	211
Prepaid expenses and other current assets	379
Property and equipment, net	2,811
Goodwill	120,821
Other intangible assets	29,210
Other assets	344

Total assets	$178,164

Accounts payable	$(4,130)
Accrued expenses	(8,174)
Deferred revenue	(1,245)
Deferred tax liability, net	(297)

Total liabilities	(13,846)

$164,318

Acquisition of TechnologyBrokers and MediaBrokers
      Effective July 2004, the Company acquired 100% of the outstanding shares of U.K.-based Goon.com, the parent entity of TechnologyBrokers, the European reseller of Atlas technology, and MediaBrokers, a performance-based media company. Prior to the acquisition, TechnologyBrokers was the sole provider of sales and client support for Atlas customers in Europe and subsequent to the acquisition it has been renamed Atlas Europe. MediaBrokers was founded in 2001, and like the Company’s DRIVEpm business, serves as a liaison between online publishers and advertisers by buying blocks of online advertising inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. In connection with the acquisition, the Company paid £1,800 (approximately $3,318) in cash in exchange for 100% of the stock of the parent entity of TechnologyBrokers and MediaBrokers. The Company also incurred $116 in acquisition costs, for a total initial purchase price of $3,434. The purchase agreement also includes future contingent payments, which shall be paid provided certain earnings thresholds are met through July 31, 2006. In the event Technology

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Brokers and MediaBrokers achieve results consistent with managements’ estimates, the Company estimates these payments will be between $3,000 and $9,000. These payments will be adjusted based on actual earnings through July 31, 2006 and only will be recorded when actually determined, due to the uncertainty of achieving these results. The future contingent payments, when and if made, will be recorded as goodwill.
      The acquisition was accounted for as a purchase. Approximately $2,621 of the purchase price was allocated to other intangible assets which are being amortized on a straight-line basis over their useful lives. The $1,444 of excess purchase price over net specifically identifiable tangible liabilities and intangible asset was recorded as goodwill and was assigned to the digital marketing services and digital marketing technologies segments, none of which is expected to be deductible for tax purposes. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the net liabilities assumed at the date of acquisition was $639. Beginning July 27, 2004, the results of MediaBrokers and TechnologyBrokers are included in the consolidated results of the Company. The MediaBrokers service offering is included in the digital marketing services segment and the TechnologyBrokers service offering is included in the digital technologies segment and has been branded as Atlas Europe.
      The components of specifically identifiable intangible assets acquired in the acquisitions above are as follows (no significant residual value is estimated for these assets):

					MediaBrokers/
	i-FRONTIER	GO TOAST	NetConversions	SBI.Razorfish	TechnologyBrokers	Total

Non-compete agreement	$172	$16	$136	$—	$42	$366
Customer relationships	1,785	3,237	679	27,900	2,579	36,180
Service process	—	—	406	—	—	406
Developed technology	240	2,059	754	—	—	3,053
Trade name	—	—	—	1,310	—	1,310

	$2,197	$5,312	$1,975	$29,210	$2,621	$41,315

      The following table presents pro forma financial information as if the acquisitions described above took place on the first day of the fiscal year in which each acquisition occurred and the first day of the fiscal year prior to the actual fiscal year of acquisition. As such, the unaudited pro forma combined historical results of operations, as if i-FRONTIER and GO TOAST, had been acquired on January 1, 2002, GO TOAST, NetConversions, SBI.Razorfish, TechnologyBrokers and MediaBrokers had been acquired on January 1, 2003, and NetConversions, SBI.Razorfish, TechnologyBrokers and MediaBrokers had been acquired on January 1, 2004 are as follows:

	2004	2003	2002

Total revenues	$219,029	$326,163	$140,747
Loss before cumulative effect of change in accounting principal			(3,031)
Net income (loss)	43,050	14,669	(4,361)
Basic net income (loss) per share	$0.70	$0.25	$(0.07)
Diluted net income (loss) per share	$0.61	$0.21	$(0.07)
      The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets
      The components of other intangible assets are as follows:

	December 31,

	2004	2003

Customer relationships	$36,180	$5,022
Developed technology	3,053	2,299
Service process	406	—
Non-compete agreement	366	188
Trade name	1,310	—

	41,315	7,509
Less: Accumulated amortization	(5,089)	(403)

	$36,226	$7,106

      During the years ending December 31, 2004, 2003 and 2002, the Company recorded additions to other intangible assets of $33,806, $5,312 and $2,197, respectively related to various acquisitions as described in Note 3 — Acquisitions. The components of intangible assets acquired during the years ending December 31, 2004, 2003 and 2002 are as follows. No significant residual value is estimated for these assets.

		2004		2003		2002
		Weighted		Weighted		Weighted
	2004	Average	2003	Average	2002	Average
	Amount	Life	Amount	Life	Amount	Life

Non-compete agreement	$178	3 years	$16	2 years	$172	5 years
Customer relationships	31,158	6 years	3,237	5 years	1,785	7 years
Developed technology	754	3 years	2,059	4 years	240	3 years
Service process	406	3 years	—	—	—
Trade name	1,310	2 years	—	—	—

	$33,806	6 years	$5,312	5 years	$2,197	7 years

      Intangible assets amortization expense was $4,048, $276 and $50 for the years ending December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, $576 of amortization expenses was classified as cost of revenue and relates to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying intangible assets, as of December 31, 2004 is as follows:

	Customer relationships,
	non-complete agreements,
	trade name, and	Developed
	service process	Technology	Total

2005	$7,194	$839	$8,033
2006	6,905	766	7,671
2007	6,134	492	6,626
2008	6,015	—	6,015
2009	5,185	—	5,185
2010	2,696	—	2,696

	$34,129	$2,097	$36,226

      Amortization expense related to developed technology is recorded as cost of revenue and amortization expense related to all other intangible assets is recorded as amortization of intangible assets.

5.	Goodwill
      Changes in the carrying amount of goodwill for the years ending December 31, 2004 and 2003 by segment are as follows:

		Acquisition/		Acquisition/
	Balance as of	Purchase	Balance as of	Purchase	Balance as of
	December 31,	Accounting	December 31,	Accounting	December 31,
	2002	Adjustments	2003	Adjustments	2004

Digital marketing services	$2,292	$—	$2,292	$122,322	$124,614
Digital marketing technologies	—	8,654	8,654	3,633	12,287
Digital performance media	—	—	—	944	944

	$2,292	$8,654	$10,946	$126,899	$137,845

6.	Property and Equipment
      As of December 31, 2004 and 2003, property and equipment consisted of the following:

	December 31,

	2004	2003

Computer equipment	$22,456	$15,141
Furniture and fixtures	1,530	623
Software costs	7,539	3,978
Leasehold improvements	5,225	2,916

	36,750	22,658
Less: Accumulated depreciation and amortization	(19,181)	(15,856)

	$17,569	$6,802

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes
      The provision for income taxes consisted of the following (in thousands):

	December 31,

	2004	2003

Current taxes	$6,111	$821
Deferred taxes	(21,398)	54

Provision for income taxes	$(15,287)	$875

      The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31,

Year	2004		2003

Federal Statutory Rate	$9,659	35.00%	$4,431	35.00%
Effect of:
State income tax, net of federal benefit	874	3.17%	332	2.62%
Change in valuation allowance	(25,815)	(93.55)%	(3,888)	(30.71)%
Other, net	(5)	(0.02)%	—	—%

Total	$(15,287)	(55.40)%	$875	6.91%

      The Company did not provide any tax provision or benefit for 2002 because it experienced operating losses from inception through 2002 and recorded full valuation allowance for the deferred tax assets.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows:

	Year Ended December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$20,335	$14,975
Capital loss carryforwards	995	893
Research & development credits	367	207
Alternative minimum tax credits	570	311
Allowance for doubtful accounts	598	470
Salary accruals	3,151	272
Stock options	5,505	—
Accruals, reserves, and other	3,454	3,990

Total deferred tax assets	34,975	21,118

Deferred tax liabilities:
Purchased intangible assets	(10,548)	(54)
Fixed assets and other	(586)	—

Total deferred liabilities	(11,134)	(54)

Net deferred tax assets	23,841	21,064
Valuation allowance for deferred tax assets	(995)	(21,118)

Net deferred tax asset/(liability)	$22,846	$(54)

      Reclassifications have been made to the 2003 balances for certain components of deferred tax assets and liabilities in order to conform to the current year presentation.
      The following table presents the breakdown between current and non-current net deferred tax assets (liabilities) (in thousands):

	December 31,

	2004	2003

Current	$7,204	$—
Non-current	15,642	(54)

Total	$22,846	$(54)

      Through June 30, 2004 the Company has provided full valuation allowances on net deferred tax assets due to our history of operating losses. In the third quarter of 2004, the Company determined that it was more likely than not that certain deferred tax assets would be realizable in the foreseeable future; therefore, the Company removed its valuation allowance related to these deferred tax assets.
      At December 31, 2004, the Company had a federal net operating loss carryforward of approximately $55,843 related to U.S. federal and state jurisdictions. The valuation allowance decreased by approximately $20,123 for the year ended 2004. $3,094 of this decrease was credited directly to shareholders equity representing the benefits associated with certain stock option exercises. The valuation allowance decreased approximately $4,485 for the year ended December 31, 2003 and increased $666 for the year ended December 31, 2002. Utilization of net operating loss carryforwards and research & development credit

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Company’s acquisitions during 2004, a portion of the net operating loss and research & development carryforwards may be subject to annual limitations under Section 382. Net operating loss carryforwards begin to expire at various times commencing in 2017. Research and development credit carryforwards expire commencing in 2018.
      The Company’s income taxes payable have been reduced by the tax benefits associated with certain dispositions of employee stock options. For certain stock option exercises the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders’ equity and amounted to $5,096 for the year ended December 31, 2004.

8.	Shareholders’ Equity

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
      During the years ended December 31, 2004, 2003, and 2002 the Company did not record any additional deferred stock compensation and amortized $0, $1,103 and $2,718, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Reserved for Future Issuance
      The following shares of common stock have been reserved for future issuance as of December 31, 2004:

Employee stock options outstanding under the Plans	13,775
Employee stock options available for grant under the Plans	1,771
Employee stock purchase plan	383

15,929

9.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans
      The Company’s stock option plans consist of the 1998 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 2000 Stock Incentive Compensation Plan (the Plans). Shares reserved under the Plans consist of 384 shares in the 2000 Stock Incentive Compensation Plan, 10,075 shares in the 1999 Stock Incentive Compensation Plan, and 15,525 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. The Company’s Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. In December 2002, the Company amended the 1999 and 2000 Plans, reducing the authorized shares by 1,952 and 878, respectively. In addition, the Company determined that the 2000 Stock Incentive Plan will terminate when all awards outstanding under the 2000 Stock Incentive Compensation Plan

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new options will be granted under the 2000 Stock Incentive Compensation Plan.
      Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the options and the right of exercise may not exceed 10 years from the date of grant. The stock options typically vest 20% in the first year and ratably over the following 12 quarters. The 1998 and 2000 Plans permit the exercise of unvested options. Unvested common stock purchased under the 1998 and 2000 Plans may be subject to repurchase by the Company at the option exercise price in the event of termination of employment. At December 31, 2004, 2003 and 2002, 0, 0 and 79 of the shares acquired under the Plans were subject to the Company’s repurchase rights, respectively.
      Option activity under the Plans was as follows:

	Options		Weighted	Weighted
	Available		Average	Average
	for	Options	Exercise	Grant Date
	Grant	Outstanding	Price	Fair Value

Balances, December 31, 2001	5,247	13,755	$3.21
Reduction in authorized shares	(2,830)	—
Granted	(1,219)	1,219	$2.64	$2.36
Exercised	—	(526)	1.24
Cancelled	1,563	(1,621)	4.05
Repurchased	48	—	1.13

Balances, December 31, 2002	2,809	12,827	$3.14

Granted	(2,533)	2,533	5.12	$4.42
Exercised	—	(992)	1.34
Cancelled	469	(498)	4.04

Balances, December 31, 2003	745	13,870	$3.59

Increase in authorized shares	2,800	—
Granted	(2,734)	2,734	9.08	$7.73
Exercised	—	(1,869)	2.03
Cancelled	960	(960)	5.86

Balances, December 31, 2004	1,771	13,775	$4.73

      In addition to the options noted above, during the years ended December 31, 2004, 2003 and 2002, 0, 420 and 30 options were exercised outside of the Plan. These options were issued to employees of Avenue A/ NYC LLC as part of the acquisition during 1999. As of December 31, 2003 all options related to this acquisition had been exercised.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following information is provided for options outstanding and exercisable at December 31, 2004:

	Outstanding

		Weighted
		Average
		Remaining	Exercisable
	Number of	Contractual	Number of
Exercise Price	Options	Life (Years)	Options

$0.07 to 1.09	332	4.46	307
1.09 to 1.14	1,293	6.41	1,290
1.14 to 1.25	1,112	6.15	1,017
1.25 to 1.27	1,321	4.70	1,321
1.27 to 1.49	1,739	6.93	1,230
1.49 to 3.00	2,387	7.03	1,341
3.00 to 8.00	2,234	6.09	1,856
8.00 to 34.50	3,357	8.57	734

	13,775	6.83	9,096

      The options outstanding at December 31, 2004 have a weighted average remaining contractual life of approximately 6.83 years. Of these options, 9,096, 8,684, and 6,335, are exercisable as of December 31, 2004, 2003, and 2002, respectively, with exercise prices ranging from $0.07 to $34.50.

Employee Stock Purchase Plan
      In 1999, the Board of Directors and shareholders approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has reserved a total of 1,390 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan increase annually starting on the first day of the Company’s fiscal year beginning in 2001 by an amount equal to the lesser of (i) 750 shares of common stock, (ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period. During 2004, 2003 and 2002, employees purchased 220, 237 and 177 shares, respectively under the 1999 Purchase Plan. As of December 31, 2004, there are 383 shares available for purchase under the 1999 Purchase Plan.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Operating Leases
      The Company has various non-cancelable operating leases, including building and equipment that expire at various times through 2012. Future minimum lease payments as of December 31, 2004 are as follows:

2005	$4,477
2006	5,146
2007	4,332
2008	3,603
2009	2,784
2010 and thereafter	5,038

$25,380

      Rent expense under operating leases totaled approximately $4,926, $2,865, and $3,027, for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease income totaled approximately $140, $161, and $61 for the years ended December 31, 2004, 2003, 2002, respectively.

Other Commitments
      In addition to the operating leases described above, the Company has multiple agreements with third parties to house the Company’s ad serving equipment and for ad content delivery with terms ranging from approximately one to three years. For the years ended December 31, 2004, 2003 and 2002, total rent expense approximated $1,100, $477 and $391 and total ad content delivery expense approximated $2,200, $1,400 and $982, respectively. The future minimum commitments under the agreements to house the Company’s ad serving equipment and for ad content delivery services are $1,311, $27 and $9 during the years ending December 31, 2005, 2006 and 2007 respectively.

Legal Proceedings
      The Company, along with some underwriters, is currently the subject of a class lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus for its initial public offering of common stock in February 2000. SBI.Razorfish is similarly involved in this lawsuit relating to its public offering in April 1999. The Company may be subject to additional suits in the future regarding alleged violations of the federal securities laws, regarding its use of intellectual property or regarding its collection and use of Internet user information. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and the Company may be subject to similar claims. The pending lawsuits could seriously harm the Company’s business. In addition, any future claim by a government entity or other third party against the Company regarding alleged violations of the federal securities laws, regarding its use of intellectual property or regarding its collection and use of Internet user information could seriously harm the Company’s business.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income (Loss) Per Share
      The following is a reconciliation of the numerators and denominators used in computing basic and diluted income (loss) per share:

	Year Ended December 31,

	2004	2003	2002

Net income (loss) (numerator for basic)	$42,883	$11,784	$(4,593)
Add: Interest expense on convertible notes	438	—	—

Adjusted net (loss) income (numerator for diluted)	43,322	11,784	(4,593)
Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	61,225	59,324	58,473
Less: Weighted average common shares subject to repurchase	—	20	203

Shares used in computation of basic net income (loss) per share	61,225	59,304	58,270

Add: Dilutive effect of employee stock options	5,639	9,050	—
Add: Dilutive effect of convertible debt	2,548	—	—

Shares used in computation of diluted net income (loss) per share	69,412	68,354	58,270

Basic net income (loss) per share	$0.70	$0.20	$(0.08)

Diluted net income (loss) per share	$0.62	$0.17	$(0.08)

      At December 31, 2004, 2003, and 2002, options to purchase 1,405, 2,535 and 13,247 (including 420 options outstanding outside of the Plan), and 0, 0, and 79 shares of common stock subject to repurchase rights, respectively, were outstanding but were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

12.	Debt

Convertible Debt
      In connection with the acquisition of SBI.Razorfish, the Company issued $74,700 in convertible notes (Notes) to former SBI.Razorfish owners. The Notes were subsequently fully paid off with the proceeds of the sale of convertible senior subordinated notes in the aggregate principal amount of $80,000 in a private placement in August and September 2004. The convertible senior subordinated notes bear interest of 2.25 percent per year, payable semi-annually, and are convertible into the Company’s common stock at a conversion price of $12.98 per share. On or after August 15, 2009, the Company may at its option redeem all or a portion of the notes for cash at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. In addition, on each of August 15, 2009, August 15, 2014, and August 15, 2019, holders may require the Company to purchase all or a portion of their notes for cash at 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. As of December 31, 2004, outstanding convertible debt was $80,000.

Notes Payable
      During each of November and December 1999, the Company borrowed $500 under an equipment term loan facility. Interest is accrued on the outstanding balances at a per annum rate of one percentage point above the Prime Rate. During July 2000, the Company borrowed an additional $5,000. Interest is accrued on the

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of our interactive agency Avenue A | Razorfish, digital marketing technologies, which consists of Atlas, Atlas OnePoint, Atlas Search and Atlas NetConversions, and digital performance media, which consists of DRIVEpm and MediaBrokers.
      Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.
      Beginning in 2004, we reclassified revenue and expenses associated with Atlas Publisher which was developed and managed by Avenue A | Razorfish and had been included in digital marketing services results in the past, to the digital marketing technologies segment. The results below reflect a reclassification of $2,093 in revenue and $1,152 in expenses during the year ended December 31, 2003 related to this change. During the years ended December 31, 2003 and 2002, the Company also reclassified $1,776 and $2,302 of corporate expenses to digital marketing services and technologies to provide consistency with the presentation of results for year ended December 31, 2004.
      Beginning in 2004, the Company now reports all revenues derived from selling proprietary ad serving technologies through its digital marketing services as part of the revenue of Atlas.
      Segment information for the twelve months ended December 31, 2004, 2003 and 2002 is as follows:

	Year Ended December 31, 2004

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total

Revenue	$87,653	$60,871	$9,413	$—		$157,937
Costs and expenses:
Cost of revenue	—	14,652	7,323	576	(2)	22,551
Client support	65,505	—	1,730	—		67,235
Product development	—	6,188	—	—		6,188
Sales and marketing	1,628	7,268	—	—		8,896
General and administrative	6,253	6,660	430	7,870		21,213
Amortization of intangible assets	—	—	—	4,048		4,048
Client reimbursed expenses	1,260	—	—	—		1,260

Total costs and expenses	74,646	34,768	9,483	12,494		131,391

Income (loss) from operations	$13,007	$26,103	$(70)	$(12,494)		$26,546

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses	Total

	Year Ended December 31, 2003

Revenue	$188,122	(1)	$33,355	$489	$—	$221,966
Costs and expenses:
Cost of revenue	157,857	(1)	9,351	501	—	167,709
Client support	20,586		—	96	—	20,682
Product development	68		3,925	—	—	3,993
Sales and marketing	803		4,108	—	—	4,911
General and administrative	3,626		4,362	—	5,809	13,797
Amortization of deferred stock compensation	—		—	—	1,103	1,103
Amortization of intangible assets	—		—	—	276	276

Total costs and expenses	182,940		21,746	597	7,188	212,472

Income (loss) from operations	$5,182		$11,609	$(108)	$(7,188)	$9,495

	Year Ended December 31, 2002

Revenue	$113,968	(1)	$18,682	$—	$—	$132,650
Costs and expenses:
Cost of revenue	91,430	(1)	6,519	—	—	97,949
Client support	13,635		—	—	—	13,635
Product development	—		6,931	—	—	6,931
Sales and marketing	1,327		3,992	—	—	5,319
General and administrative	3,811		5,427	—	3,133	12,371
Amortization of deferred stock compensation	—		—	—	2,718	2,718
Amortization of intangible assets	—		—	—	50	50
Corporate restructuring charges	—		—	—	497	497

Total costs and expenses	110,203		22,869	—	6,398	139,470

Income (loss) from operations	$3,765		$(4,187)	$—	$(6,398)	$(6,820)

(1)	Effective January 1, 2004, Avenue A | Razorfish, included in the digital marketing services segment, began recording revenue and cost of revenue exclusive of the costs paid to publishers for media as a result of contractual changes with advertisers and publishers. During the year ended December 31, 2002, net revenue and cost of revenue was $41,220 and $6,519, respectively, which exclude media costs of $91,430. During the year ended December 31, 2003, net revenue and cost of revenue was $64,109 and $9,851, respectively, which exclude media costs of $157,857. Net revenue and cost of revenue is used for the years ended December 31, 2002 and 2003 for better comparability with the 2004 results.

During the year ended December 31, 2002, net revenue and cost of revenue for the digital marketing services line of business was $22,538 and $0, which excludes media costs of $91,430. During the year ended December 31, 2003, net revenue and cost of revenue for the digital marketing services line of business was $30,265 and $0, which excludes media costs of $157,857.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	During the year ended December 31, 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions

The Company recorded $8,662, $2,457, and $332 of revenue to international customers during the years ended December 31, 2004, 2003 and 2002, respectively.
      Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of December 31, 2004, 2003 and 2002.

14.	Corporate Restructuring and Impairment Charges

Restructurings and related impairments
      In September 2002, the Company initiated a cost reduction program that resulted in the elimination of 16 positions at Atlas. The Company recognized a restructuring charge of $497, all of which related to employee severance and benefits for terminated employees.
      $0, $15 and $77 remains in accrued liabilities in the accompanying consolidated balance sheet relating to the above corporate restructuring as of December 31, 2004, 2003 and 2002, respectively.

Impairment of cost-basis investment
      During the second quarter of 2002, the Company recognized an impairment charge of $50 related to a minority investment in a private company. The other than temporary decline in value in the Company’s cost-basis investment was determined by examining the operations of the Company and by reviewing recent valuations for the Company and comparable companies.

15.	Stock Repurchase Program
      In April 2002, the Company announced that its Board of Directors had authorized a stock repurchase program under which up to $15,000 of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2002, the Company repurchased 714 shares of common stock for $1,792. During the year ended December 31, 2003 and 2004, the Company did not repurchase any shares of common stock. Although the Company’s stock repurchase program remains in place, the Company does not currently intend to make a material amount of repurchases, if any, under the present circumstances. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announcement about it at that time.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Information (Unaudited)

	March 31	June 30	September 30	December 31

2004 Quarter Ended
Revenue	$22,642	$27,849	$46,740	$60,706
Income from operations	3,840	7,551	5,370	9,785
Income before provision for income taxes	4,420	8,028	5,373	9,775
Provision (benefit) for income taxes	273	520	(18,762)	2,682
Net income	4,147	7,508	24,135	7,093
Basic income per share	$0.07	$0.12	$0.39	$0.11
Diluted income per share	$0.06	$0.11	$0.34	$0.10
2003 Quarter Ended
Revenue	$47,533	$51,961	$58,580	$63,892
Income from operations	1,406	1,968	2,539	3,582
Income before provision for income taxes	1,943	2,475	3,616	4,625
Provision for income taxes	67	97	174	537
Net income	1,876	2,378	3,442	4,088
Basic income per share	$0.03	$0.04	$0.06	$0.07
Diluted income per share	$0.03	$0.03	$0.05	$0.06

SCHEDULE II
AQUANTIVE, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions	Period

	(In thousands)
2004:
Allowance deducted from accounts receivable:
Allowance for sales credits	$689	1,208	(287)	$1,610
Allowance for doubtful accounts	$1,344	485	(295)	$1,534

Total	$2,033	1,693	(582)	$3,144

2003:
Allowance deducted from accounts receivable:
Allowance for sales credits	$—	1,170	(481)	$689
Allowance for doubtful accounts	$1,785	—	(441)	$1,344

Total	$1,785	1,170	(922)	$2,033

2002:
Allowance deducted from accounts receivable:
Allowance for doubtful accounts	$1,234	902	(351)	$1,785

Total	$1,234	902	(351)	$1,785

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
      (a) Management’s report on internal control over financial reporting.
      Management of aQuantive, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      aQuantive, Inc. acquired NetConversions in February 2004, SBI.Razorfish, MediaBrokers, and TechnologyBrokers in July 2004 and as a result, aQuantive has excluded these entities from its assessment of the evaluation of internal control over financial reporting as of December 31, 2004, and management’s conclusion about the effectiveness of its internal control over financial reporting does not extend to the internal controls of these entities. These entities had total assets of $189.8 million as of December 31, 2004 and total revenues of $48.9 million for the year ended December 31, 2004, which are included in our consolidated financial statements.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 42.
      (b) Report of the registered public accounting firm.
      The report of KPMG LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth on page 42 and is incorporated herein by reference.
      (c) Changes in Internal Controls.
      During the fiscal quarter ended December 31, 2004, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      The Company filed amended and restated articles of incorporation with the Washington secretary of state on March 14, 2005. In accordance with Article 14 of the Company’s articles of incorporation prior to the restatement, the amended and restated articles of incorporation eliminated provisions of the articles which were no longer operative or in effect by reason of the conversion of all of the Company’s preferred stock into common stock in connection with its initial public offering (the “IPO Conversion”), including, without limitation, the provisions describing the rights and preferences of the Company’s former Series A, B and C preferred stock, and made such clerical modifications as were appropriate to effectuate the changes to the provisions of the articles that became effective upon the IPO Conversion.
PART III

ITEM 10.	EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY
      Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 25, 2005, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 25, 2005, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information called for by Part III, Item 12, other than the Equity Compensation Plan Information below, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 25, 2005, and is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
      The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or Directors under all of our existing equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)

			Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Issuance under Equity
	Issued upon Exercise of	Outstanding	Compensation Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights (#)	and Rights ($)	in Column (a)) (#)

Equity compensation plans approved by security holders	13,526,723	$4.67	2,154,542	(1)(2)(3)
Equity compensation plans not approved by security holders	248,312	$8.00	0
Total	13,775,035	$4.73	2,154,542

(1)	Includes 1,771,796 shares remaining available for issuance under our Restated 1999 Stock Incentive Plan (the “1999 Plan”) as of December 31, 2004. Under the 1999 Plan, in addition to stock options, we may grant stock awards, restricted stock awards and restricted stock unit awards. The 1999 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually on the first day of our fiscal year by the least of (1) 5,250,000 shares, (2) an amount equal to 8% of the adjusted average common shares outstanding of aQuantive used to calculate fully diluted earnings per share as reported in the annual report to shareholders for the preceding year, or (3) a lesser amount determined by our Board of Directors. Our Board of Directors determined that 2,800,000 shares would be added to the 1999 Plan under the evergreen formula as of the first day of fiscal year 2004, and that 2,800,000 shares would be added to the 1999 Plan under the evergreen formula as of the first day of fiscal year 2005. The number in the table does not include the 2,800,000 shares that were added to the 1999 Plan as of the first day of fiscal year 2005.

(2)	Includes 382,746 shares remaining available for purchase under our 1999 Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2004. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 750,000 shares, (2) an amount equal to 2% of the adjusted average common shares outstanding of aQuantive used to calculate fully diluted earnings per share as reported in the annual report to shareholders for the preceding year, or (3) a lesser amount determined by our Board of Directors. Our Board of Directors determined that 140,000 shares would be added to the ESPP under the evergreen formula as of the first day of fiscal year 2004, and that 450,000 shares would be added to the ESPP under the evergreen formula as of the first day of fiscal year 2005. The number in the table does not include the 450,000 shares that were added to the ESPP as of the first day of fiscal year 2005.

(3)	The Stock Option Grant Program for Nonemployee Directors is administered under the 1999 Plan and currently provides for the following automatic stock grants to each of our nonemployee Directors: (a) an initial option grant to purchase 25,000 shares of our common stock as of the date of the director’s initial election or appointment to our Board of Directors, which option vests and becomes exercisable in equal installments on the first, second and third anniversaries of the date of grant (assuming continued board service) and (b) an annual option grant to purchase 10,000 shares of our common stock immediately following each year’s annual shareholder meeting, which option vests and becomes exercisable on the first anniversary of the date of grant (assuming continued board service).
Summary of Equity Compensation Plan Not Approved by Shareholders

Restated 2000 Stock Incentive Compensation Plan
      The Restated 2000 Stock Incentive Compensation Plan (the “2000 Plan”) was originally adopted by our Board of Directors on November 16, 1999. The purpose of the 2000 Plan has been to enhance long-term shareholder value by offering opportunities to our employees, officers, consultants, agents, advisors and independent contractors to participate in our growth and success, and to encourage them to remain in the service of aQuantive and our subsidiaries and to acquire and maintain stock ownership in aQuantive. All of the stock options granted under the 2000 Plan were approved in February 2000, with an exercise price of $8.00 per share and a term of 10 years from the date of grant. All options granted under this plan are nonqualified stock options and vest over a four-year period at a rate of 20% one year from the vesting commencement date and 6.667% per quarter thereafter. Except for certain transfers that may be permitted by the plan administrator, the stock options granted under the 2000 Plan may not be transferred other than by will or the laws of descent or distribution and, during the optionee’s lifetime, may be exercised only by the optionee. An optionee whose relationship with aQuantive or any related subsidiary ceases for any reason (other than termination for cause, retirement, death or disability, as such terms are defined in the 2000 Plan) may exercise the portion of the stock option that is vested as of the date of termination prior to the earlier of the stock option’s specified expiration date and the three-month period following such cessation. In the event the optionee is terminated for cause, the stock options terminate upon the optionee’s notification of such cause. In the event the optionee retires, dies or becomes disabled, the portion of the stock option that is vested as of the date of retirement, death or disability may be exercised prior to the earlier of the stock option’s specified expiration date and one year from the date of the optionee’s termination date. Notwithstanding the foregoing, if the optionee dies after termination but while the stock option is still otherwise exercisable, the portion of the stock option that is vested as of the date of termination may be exercised prior to the earlier of the stock option’s specified expiration date and one year from the date of death.
      No stock awards have been granted under the 2000 Plan. As of December 31, 2004, stock options to purchase 248,312 shares remained outstanding under this plan. By resolution adopted on December 11, 2002, our Board of Directors determined that the 2000 Plan will terminate when all stock options outstanding under the 2000 Plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new awards will be granted under the 2000 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 25, 2005, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information called for by Part III, Item 14, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 25, 2005, and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
      (a) Documents filed as part of this Report:
      (1) Financial Statements — all consolidated financial statements of the Company as set forth under Item 8 of this Report.
      (2) Financial Statement Schedules — Schedule II Valuation and Qualifying Accounts.
      The report of independent registered public accounting firm with respect to the financial statement schedules appears on pages F-2 and F-3 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.
      (3) Exhibits.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated as of June 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(j)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of July 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(k)
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	Amended and Restated Bylaws of the registrant(e)
4.1	Convertible Note Agreement dated as of July 27, 2004 by and among aQuantive, Inc. and each of the Persons listed on Exhibit A attached thereto(k)
4.2	Investors’ Rights Agreement dated as of June 27, 2004 by and among aQuantive, Inc., Partridge Hill Management, LLC, as investment advisor to certain managed accounts, Cerberus Partners, L.P., Cerberus International, Ltd., and Cerberus Series One Holdings, LLC, W.E. Stringham, and Holladay Ranch Holding, L.P., Madeleine L.L.C. and L. Tim Pierce and L. Tim Pierce in his capacity as the SBI Representative(k)
4.3	Indenture dated August 24, 2004 between aQuantive, Inc. and BNY Western Trust Company, as Trustee, including Form of Note(l)
4.4	Registration Rights Agreement dated August 24, 2004 between aQuantive, Inc. and Thomas Weisel Partners LLC(l)
10.1	Employment Agreement between the registrant and Brian P. McAndrews, dated January 20, 2000*(a)
10.2	Employment Agreement between the registrant and James A. Warner, dated January 18, 2000*(b)
10.3	Employment Agreement between the registrant and Michael Vernon, dated September 27, 2000*(c)
10.4	Employment Agreement between the registrant and Michael T. Galgon, dated June 21, 2000*(n)
10.5	Employment Agreement between the registrant and Ona Karasa, dated September 9, 2002*(i)
10.7	Restated 2000 Stock Incentive Compensation Plan*(g)
10.8	Restated 1999 Stock Incentive Compensation Plan*(f)

Exhibit
No.	Description

10.9	aQuantive, Inc. Restated 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Letter Agreement(m)
10.10	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan*(g)
10.11	1999 Employee Stock Purchase Plan*(a)
10.12	Restated 1998 Stock Incentive Compensation Plan*(a)
10.13	Network Services Agreement between the registrant and Speedera Networks, Inc., dated February 20, 2002(d)
10.14	Stock Purchase Agreement between the registrant and Bradley Aronson dated November 25, 2002+(g)
10.15	Lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated January 7, 2000 (g)
10.16	First amendment to lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated November 14, 2000 (g)
10.17	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003 (h)
10.18	Exchange Building Office Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated June 25, 2004(m)
10.19	First Amendment to Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated November 5, 2004.(m)
10.20	First Amendment to Lease between Chicago Fulton Venture, L.L.C., and aQuantive, Inc. dated April 15, 2004(m)
10.21	Summary of 2005 Executive Incentive Program
12.1	Statement Regarding Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereof)
31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

+	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the SEC. The omitted portions have been filed separately with the SEC.

*	Management contract or compensating plan or arrangement.

(a)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/ A (Registration No. 333-92301) filed on February 24, 2000.

(b)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(c)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(d)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(e)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q/ A filed on May 15, 2002.

(f)	Incorporated by reference to Appendix A of the registrant’s Proxy Statement dated April 26, 2004.

(g)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(h)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(i)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(j)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 28, 2004.

(k)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(l)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 26, 2004.

(m)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(n)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/ A (Registration No. 333-120675) filed on February 4, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIVE, INC.

By:	/s/ Brian P. McAndrews

Brian P. McAndrews
Chief Executive Officer and President
Date: March 16, 2005
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 16th day of March, 2005.

Signature	Title

/s/ Brian P. McAndrews Brian P. McAndrews	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Michael Vernon Michael Vernon	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Nicolas J. Hanauer Nicolas J. Hanauer	Chairman of the Board

/s/ Richard P. Fox Richard P. Fox	Director

/s/ Peter M. Neupert Peter M. Neupert	Director

/s/ Jack Sansolo Jack Sansolo	Director

/s/ Michael Slade Michael Slade	Director

Signature	Title

/s/ Linda J. Srere Linda J. Srere	Director

/s/ William E. (“Ned”) Stringham William E. (“Ned”) Stringham	Director

/s/ Jaynie M. Studenmund Jaynie M. Studenmund	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated as of June 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(j)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of July 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(k)
3.1	Amended and Restated Articles of Incorporation of the registrant
3.2	Amended and Restated Bylaws of the registrant(e)
4.1	Convertible Note Agreement dated as of July 27, 2004 by and among aQuantive, Inc. and each of the Persons listed on Exhibit A attached thereto(k)
4.2	Investors’ Rights Agreement dated as of June 27, 2004 by and among aQuantive, Inc., Partridge Hill Management, LLC, as investment advisor to certain managed accounts, Cerberus Partners, L.P., Cerberus International, Ltd., and Cerberus Series One Holdings, LLC, W.E. Stringham, and Holladay Ranch Holding, L.P., Madeleine L.L.C. and L. Tim Pierce and L. Tim Pierce in his capacity as the SBI Representative(k)
4.3	Indenture dated August 24, 2004 between aQuantive, Inc. and BNY Western Trust Company, as Trustee, including Form of Note(l)
4.4	Registration Rights Agreement dated August 24, 2004 between aQuantive, Inc. and Thomas Weisel Partners LLC(l)
10.1	Employment Agreement between the registrant and Brian P. McAndrews, dated January 20, 2000*(a)
10.2	Employment Agreement between the registrant and James A. Warner, dated January 18, 2000*(b)
10.3	Employment Agreement between the registrant and Michael Vernon, dated September 27, 2000*(c)
10.4	Employment Agreement between the registrant and Michael T. Galgon, dated June 21, 2000*(n)
10.5	Employment Agreement between the registrant and Ona Karasa, dated September 9, 2002*(i)
10.7	Restated 2000 Stock Incentive Compensation Plan*(g)
10.8	Restated 1999 Stock Incentive Compensation Plan*(f)
10.9	aQuantive, Inc. Restated 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Letter Agreement(m)
10.10	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan*(g)
10.11	1999 Employee Stock Purchase Plan*(a)
10.12	Restated 1998 Stock Incentive Compensation Plan*(a)
10.13	Network Services Agreement between the registrant and Speedera Networks, Inc., dated February 20, 2002(d)
10.14	Stock Purchase Agreement between the registrant and Bradley Aronson dated November 25, 2002+(g)
10.15	Lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated January 7, 2000(g)
10.16	First amendment to lease agreement between i-FRONTIER and 417 North Eighth Street Associates, dated November 14, 2000(g)
10.17	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003(h)
10.18	Exchange Building Office Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated June 25, 2004(m)
10.19	First Amendment to Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated November 5, 2004.(m)
10.20	First Amendment to Lease between Chicago Fulton Venture, L.L.C., and aQuantive, Inc. dated April 15, 2004(m)
10.21	Summary of 2005 Executive Incentive Program

Exhibit
No.	Description

12.1	Statement Regarding Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereof)
31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

+	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the SEC. The omitted portions have been filed separately with the SEC.

*	Management contract or compensating plan or arrangement.

(a)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/ A (Registration No. 333-92301) filed on February 24, 2000.

(b)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(c)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(d)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(e)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q/ A filed on May 15, 2002.

(f)	Incorporated by reference to Appendix A of the registrant’s Proxy Statement dated April 26, 2004.

(g)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(h)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(i)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(j)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 28, 2004.

(k)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(l)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 26, 2004.

(m)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(n)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/ A (Registration No. 333-120675) filed on February 4, 2005.