Form 10-Q
period 2005-03-31
AQUANTIVE INC
filed 2005-05-10
CIK 1071806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of the registrant’s Common Stock outstanding as of May 3, 2005 was 63,226,048.

AQUANTIVE, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2005

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28
Item 6. Exhibits	30
EXHIBIT 10.10
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1. Condensed Consolidated Financial Statements

AQUANTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)
(unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$22,457	$24,555
Short-term investments	34,102	34,692
Accounts receivable, net of allowances of $2,463 and $3,144 at March 31, 2005 and December 31, 2004, respectively	113,726	106,683
Other receivables	486	1,486
Prepaid expenses and other current assets	2,667	1,631
Deferred tax asset	7,204	7,204

Total current assets	180,642	176,251

Property and equipment, net	20,909	17,569
Goodwill	138,636	137,845
Other intangible assets, net	34,215	36,226
Other assets	2,599	2,690
Deferred tax assets, net	13,100	15,642

Total assets	$390,101	$386,223

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$71,657	$68,542
Accrued liabilities	17,189	21,066
Pre-billed media	10,321	15,655
Deferred rent, current portion	603	603
Deferred revenue	9,897	10,394

Total current liabilities	109,667	116,260
Deferred rent, less current portion	3,192	3,010
Long-term accrued liabilities	437	456
Notes payable	80,000	80,000

Total liabilities	193,296	199,726

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 62,951 and 62,256 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	630	623
Paid-in capital	237,808	233,898
Accumulated deficit	(41,689)	(48,099)
Accumulated other comprehensive income	56	75

Total shareholders’ equity	196,805	186,497

Total liabilities and shareholders’ equity	$390,101	$386,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months ended
	March 31,
	2005	2004
Revenue	$64,997	$22,642

Costs and expenses:
Cost of revenue	8,161	4,038
Client support	30,656	6,846
Product development	1,967	1,492
Sales and marketing	2,939	1,844
General and administrative	7,714	4,069
Amortization of intangible assets	1,803	513
Client reimbursed expenses	678	—

Total costs and expenses	53,918	18,802

Income from operations	11,079	3,840
Interest and other income, net	270	580
Interest expense	590	—

Income before provision for income taxes	10,759	4,420
Provision for income taxes	4,349	273

Net income	$6,410	$4,147

Basic net income per share	$0.10	$0.07

Diluted net income per share	$0.09	$0.06

Shares used in computing basic net income per share	62,790	60,521

Shares used in computing diluted net income per share	74,083	69,753

Comprehensive income:
Net income	$6,410	$4,147
Items of comprehensive (loss) income	(19)	56

Comprehensive income	$6,391	$4,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,410	$4,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,187	1,554
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,043)	(6,220)
Other receivables, prepaid expenses and other current assets	(36)	454
Other assets	(50)	43
Accounts payable	3,115	12,209
Accrued liabilities	(3,347)	103
Pre-billed media	(5,334)	6,057
Deferred rent	182	114
Deferred revenue	(497)	(1,231)
Deferred taxes	3,997	48

Net cash provided by operating activities	1,584	17,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,362)	(525)
Sales of marketable securities, net	558	10,869
Acquisitions, less cash received of $60 in 2004	(1,340)	(4,243)

Net cash (used in) provided by investing activities	(6,144)	6,101

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to exercises of common stock options and the ESPP	2,462	1,641

Net cash provided by financing activities	2,462	1,641

Net (decrease) increase in cash and cash equivalents	(2,098)	25,020
Cash and cash equivalents, beginning of period	24,555	32,797

Cash and cash equivalents, end of period	$22,457	$57,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(in thousands except per share amounts)
(unaudited)

1. Organization and Operations of the Company

     aQuantive, Inc. (the Company) provides digital marketing services, technologies, and performance media to businesses. The Company was founded on July 1, 1997 under the brand name Avenue A and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle,Washington. i-FRONTIER was acquired in November 2002, Atlas OnePoint (formerly GO TOAST) was acquired in December 2003, Atlas NetConversions (formerly NetConversions) was acquired in February 2004, and SBI.Razorfish, MediaBrokers and TechnologyBrokers were acquired in July 2004. The results of operations for the three months ended March 31, 2005 and 2004 include the results of acquired businesses from their respective dates of acquisition. In early 2005, the Company launched the rebranding of its collective digital marketing services offerings, including i-FRONTIER, as Avenue A | Razorfish and its collective digital marketing technologies offerings as Atlas.

     The Company operates in three lines of business: digital marketing services, digital marketing technologies, and digital performance media. The Company’s digital marketing services line of business, including interactive advertising agency Avenue A | Razorfish provides service offerings to clients that include web advertising, website development, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine marketing, and creative. The Company’s digital marketing technologies line of business, which consists of Atlas, provides a digital marketing management system to manage digital marketing programs and website effectiveness. The Company’s digital performance media line of business, including DRIVEpm and MediaBrokers, serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis.

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2004, 2003, and 2002, as included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

     Media management is comprised of several tasks including media planning and buying, ad serving, campaign analysis, optimization, and search engine marketing. Each of these tasks is executed on an ongoing basis, adding value throughout the duration of a campaign and representing only one deliverable to the client. Avenue A | Razorfish earns fees for media management in two different ways depending on the contractual terms with the client. The majority of revenue is earned based on the dollar amount of advertising space purchased on behalf of its clients. The Company recognizes this revenue as one accounting unit over the period of the campaign at the rate at which the advertising is delivered. Certain contractual agreements with clients are structured such that media management services are priced and earned on an hourly rate which is applied to the hours worked on each client. In this case, revenue is recognized as one accounting unit over the period of the campaign at the rate at which hours are worked.

     Revenue from website and web application development and ad creative are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services and are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs and milestone outputs, as applicable. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized and are recorded as either unbilled receivables (an asset) or deferred revenue (a liability) in the accompanying condensed consolidated financial statements. Revenues derived from time and materials consulting contracts are recognized as the services are performed.

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

     Revenue for these programs is volume-based and generally recognized based on the volume in the period of usage. In accordance with EITF 99-19, revenue generated from digital performance media is recognized under the gross method, which consists of the gross value of digital performance media’s billings to clients and includes the price of the advertising space that digital performance media purchases from websites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising space from publisher websites whereby it is the primary obligor to the arrangement and is solely responsible for payment even if the advertising space is not utilized by its clients or funds are not collected from its clients.

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

     The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	March 31,
	2005	2004
Customer A	12%	19%

     The customer that represents sales of more than 10% of consolidated revenues is included in both the digital marketing services and digital marketing technologies segments. The percentage of accounts receivable representing more than 10% of consolidated accounts receivable is as follows (if applicable):

	March 31,
	2005	2004
Customer A Customer B	* *	10% 15%

*	Less than 10%

Recent Accounting Pronouncements:

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 30, 2005. The Company is required to adopt SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, “Accounting for Stock-Based Compensation,” no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” below for the pro forma net income and net income per share amounts, for the three months ended March 31 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will have a material impact on income from operations for the year ended December 31, 2006. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ended December 31, 2006.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Stock-Based Compensation

          The Company has elected to apply the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123 and SFAS No 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123,” the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. The Company has not issued any non-qualified stock options to non-employees during the quarters ended March 31, 2005 and 2004 and therefore has not recorded any compensation expense for those periods.

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$6,410	$4,147
Deduct: total stock-based compensation determined under fair value based method for all awards	(2,323)	(2,133)

Pro forma net income, fair value method for all stock-based awards	$4,087	$2,014
Basic net income per share:
As reported	$0.10	$0.07
Pro forma	$0.06	$0.03
Diluted net income per share:
As reported	$0.09	$0.06
Pro forma	$0.06	$0.03

     The fair value for options granted under the Company’s stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	March 31,
	2005	2004
Weighted average risk-free interest rate	4.04%	2.99%
Expected lives (in years from vest date)	4.5-7.0	1-6.5
Expected volatility	104%	106%

     The fair value of the shares granted under the Company’s employee stock purchase plan was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	March 31,
	2005	2004
Weighted average risk-free interest rate	2.36%	1.08%
Expected lives (in years)	0.5-1.0	0.5-1.0
Expected volatility	54.3%	72.9%

4. Net Income Per Share

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2005	2004
Net income (numerator for basic)	$6,410	$4,147
Add: Interest expense on convertible notes	359	—

Adjusted net income (numerator for diluted)	6,769	4,147
Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	62,790	60,521

Shares used in computation of basic net income per share	62,790	60,521

Add: Dilutive effect of employee stock options	5,130	9,232
Add: Dilutive effect of convertible debt	6,163	—

Shares used in computation of diluted net income per share	74,083	69,753

Basic net income per share	$0.10	$0.07

Diluted net income per share	$0.09	$0.06

     Using the “treasury stock method,” during the three months ended March 31, 2005 and 2004, 908 and 763, respectively, weighted common stock equivalent shares related to stock options are excluded in the calculation of diluted net income per share, as their effect is anti-dilutive.

5. Segment Reporting

     The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of our interactive agency Avenue A | Razorfish, digital marketing technologies, which consists of Atlas and digital performance media, which consists of DRIVEpm and MediaBrokers.

     Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Segment information for the three months ended March 31, 2005 and 2004 is as follows:

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses	Total
	Three Months ended March 31, 2005
Revenue	$39,087	$20,641	$5,269	$—	$64,997

Costs and expenses:
Cost of revenue	—	4,757	3,212	192 [1]	8,161
Client support	29,727	—	929	—	30,656
Product development	—	1,967	—	—	1,967
Sales and marketing	1,093	1,846	—	—	2,939
General and administrative	3,138	1,795	240	2,541	7,714
Amortization of intangible assets	—	—	—	1,803	1,803
Client reimbursed expenses	678	—	—	—	678

Total costs and expenses	34,636	10,365	4,381	4,536	53,918

Income (loss) from operations	$4,451	$10,276	$888	$(4,536)	$11,079

	Three Months ended March 31, 2004
Revenue	$9,862	$11,995	$785	$—	$22,642

Costs and expenses:
Cost of revenue	—	3,066	972	—	4,038
Client support	6,643	—	203	—	6,846
Product development	—	1,492	—	—	1,492
Sales and marketing	177	1,667	—	—	1,844
General and administrative	962	1,529	50	1,528	4,069
Amortization of intangible assets	—	—	—	513	513

Total costs and expenses	7,782	7,754	1,225	2,041	18,802

Income (loss) from operations	$2,080	$4,241	$(440)	$(2,041)	$3,840

[1]	For the three months ended March 31, 2005, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of Atlas One Point and Atlas NetConversions.

     The Company recorded $6,631 and $1,188 of revenue to international customers during the three months ended March 31, 2005 and 2004, respectively.

     Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of March 31, 2005 and 2004.

6. Legal Proceedings

     The Company is currently the subject of a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. SBI.Razorfish is also similarly the subject of this consolidated lawsuit relating to its initial public offering in April 1999. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which has received preliminary approval from the Court but remains subject to a number of procedural conditions. The Company is also currently the subject of purported class action litigation that alleges that certain other named defendants deceptively downloaded harmful software to the plaintiffs’ computers, and that the Company sent intrusive advertisements to plaintiffs’ computers. The claims asserted against the Company are unjust enrichment and trespass to chattels. An adverse result in either of these pending lawsuit could seriously harm the Company’s business. In addition, the Company may be subject to additional suits in the future by government entities or other third parties regarding the Company’s collection and use of Internet user information, Internet advertising practices intellectual property rights, alleged violations of the federal securities laws or other matters, any of which could seriously harm the Company’s business.

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

     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the three months ended March 31, 2005 and 2004. In the next section, beginning on page 14, we discuss our results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. We then provide an analysis of changes in our cash flows, discuss our financial commitments in the section titled “Liquidity and Capital Resources,” and provide our outlook for the remainder of 2005.

Overview

     We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into three lines of business, digital marketing services, digital marketing technologies, and digital performance media.

     Acquisitions and Comparability of Operations

     Our results of operations for the three months ended March 31, 2005 include the results of several acquisitions during the past year including NetConversions (now Atlas NetConversions) in February 2004 and MediaBrokers, TechnologyBrokers (now Atlas Europe) and SBI.Razorfish (now Avenue A | Razorfish) in July 2004. The results of these acquisitions must be factored into any comparison of our 2005 results of operations to 2004 results.

      Digital Marketing Services

     The Company’s digital marketing services line of business consists of our interactive advertising agency Avenue A | Razorfish. Avenue A | Razorfish offers advertisers a suite of digital marketing services to help clients use the Internet as an integrated online business channel. All of our capabilities include a process anchored in strategy, user-centric design, dynamic technology platforms, channel integration and optimization. We provide digital marketing services through our media and search business that offers media planning and buying, ad serving, campaign analysis, optimization, search engine marketing, customer targeting and email, using proprietary tools including Business Intelligence System, ChannelScope and BrandOptics and through our creative and web development business acquired from the acquisition of SBI.Razorfish.

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

        Digital Performance Media

     Digital performance media includes DRIVEpm and MediaBrokers. We purchased MediaBrokers in July 2004. DRIVEpm and MediaBrokers serve as a liaison between online publishers and advertisers by buying blocks of online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. We provide the following services for managing targeting programs:

•	DRIVEpm’s Selector and MediaBrokers’ CPM Program, targeting tools that allow our clients to focus ad impressions on those users that fit a predetermined customer segment; and

•	DRIVEpm’s Performance and MediaBrokers’ PFP Programs, service offerings that allow our clients to control the cost of desired action by paying on a cost per action basis .

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

     There have been no significant changes in our critical accounting policies during the three months ended March 31, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.

Estimates and Assumptions Related to Financial Statements

     The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenues, the allowance for doubtful accounts, allowance for sales credits, intangible assets, goodwill, state, local and federal income taxes and general business contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

     The following table presents statements of operations data for each of our lines of business for the three months ended March 31, 2005 and 2004.

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses	Total
(in thousands)	Three months ended March 31, 2005
Revenue	$39,087	$20,641	$5,269	$—	$64,997

Costs and expenses:
Cost of revenue	—	4,757	3,212	192[1]	8,161
Client support	29,727	—	929	—	30,656
Product development	—	1,967	—	—	1,967
Sales and marketing	1,093	1,846	—	—	2,939
General and administrative	3,138	1,795	240	2,541	7,714
Amortization of intangible assets	—	—	—	1,803	1,803
Client reimbursed expenses	678	—	—	—	678

Total costs and expenses	34,636	10,365	4,381	4,536	53,918

Income (loss) from operations	$4,451	$10,276	$888	$(4,536)	$11,079

Interest and other income, net					270
Interest expense					590
Provision for income taxes					4,349

Net income					$6,410

	Three months ended March 31, 2004
Revenue	$9,862	$11,995	$785	$—	$22,642
Costs and expenses:
Cost of revenue	—	3,066	972	—	4,038
Client support	6,643	—	203	—	6,846
Product development	—	1,492	—	—	1,492
Sales and marketing	177	1,667	—	—	1,844
General and administrative	962	1,529	50	1,528	4,069
Amortization of intangible assets	—	—	—	513	513

Total costs and expenses	7,782	7,754	1,225	2,041	18,802

Income (loss) from operations	$2,080	$4,241	$(440)	$(2,041)	$3,840

Interest and other income, net					580
Provision for income taxes					273

Net income					$4,147

[1]	For the three months ended March 31, 2005, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of Atlas One Point and Atlas NetConversions.

     Revenue

     Due to the acquisition of our creative and web development business in July 2004 and the development of the existing Avenue A media and search business, the digital marketing services line of business has experienced significant growth when comparing the first quarter of 2005 to the first quarter of 2004. This growth resulted in revenues of $39.1 million during the three months ended March 31, 2005 compared to $9.9 million during the three months ended March 31, 2004. While the acquisition of the web development business increased our client base significantly, the existing Avenue A media and search business also gained new clients and experienced increased spending from its existing clients. The acquired creative and web development business contributed $25.3 million in revenue while the existing media and search business of Avenue A contributed $13.7 million for the three months ended March 31, 2005. This represents a 39% increase in revenue from our existing media and search business during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. As the integration of the creative and web development business progressed during the first quarter of 2005, we began to see cross selling between the media and search customers and the web development customers and expect to see more clients utilizing our full-service offering in the future.

     Our digital marketing technologies line of business increased revenues to $20.6 million during the three months ended March 31, 2005, compared to $12.0 million during the three months ended March 31, 2004. This increase was primarily due to the increased use of Atlas technology by existing clients combined with a consistent increase in client base during the past several quarters of both agencies and direct advertisers.

     Revenue from digital performance media increased to $5.3 million during the three months ended March 31, 2005 from $785,000 during the three months ended March 31, 2004 and is comprised of the gross value of the advertising space that was purchased for our clients and our fee for providing such service. The increase was primarily due to the acquisition of MediaBrokers and increased client and publisher base at DRIVEpm over the last several quarters. As this business is still in the early stages of development, we expect increased growth and improved profitability to continue in future periods.

     Cost of revenue

     Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue associated with our digital marketing technologies line of business includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $4.8 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004. This increase was primarily due to increased headcount associated with client support for our digital marketing technologies line of business, resulting from the acquisition of TechnologyBrokers in July 2004 and additional client support personnel needed to support new Atlas clients. As of March 31, 2005, there were 59 client support personnel and 31 production support personnel compared to 40 and 20, respectively, as of March 31, 2004.

     Cost of revenue associated with our digital performance media was $3.2 million for the three months ended March 31, 2005 compared to $972,000 for the three months ended March 31, 2004, and relates to the cost of the advertising space that is purchased from websites to resell to our clients. The increase was primarily due to increased purchases of advertising space associated with new clients added over the previous several quarters in addition to the acquisition of MediaBrokers in July 2004.

     Client Support

     Client support expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for client support personnel for Avenue A | Razorfish. Client support expenses associated with our digital marketing services line of business also include expenses for contractors retained for their specialized skill set to work on client projects. Client support expenses associated with digital marketing services increased to $29.7 million for the three months ended March 31, 2005 from $6.6 million for the three months ended March 31, 2004. The increase in client support expenses was primarily due to the acquisition of the creative and web development business in July 2004. During the three months ended March 31, 2005, the acquired creative and web development business contributed $21.1 million in client support expenses to the digital marketing services line of business. In addition, the increase was due to increased headcount necessary to support new clients and increased spending by our existing media and search clients. As of March 31, 2005, there were 778 client support personnel in our digital marketing services line of business, including 486 from the acquisition of SBI.Razorfish, compared to 228 as of March 31, 2004.

     Client support expenses associated with digital performance media consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. Client support expenses associated with digital performance media were $929,000 during the three months ended March 31, 2005 compared to $203,000 during the three months ended March 31, 2004. The increase in client support expenses was primarily due to increased headcount from the acquisition of MediaBrokers in July 2004 and additional client support personnel needed to support new DRIVEpm clients. MediaBrokers contributed $366,000 to client support expenses during the three months ended March 31, 2005. As of March 31, 2005, there were 24 client support personnel in our digital performance media line of business, including 8 from the acquisition of MediaBrokers, compared to 7 as of March 31, 2004.

     Product Development

     Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $2.0 million for the three months ended March 31, 2005 compared to $1.5 million for the three months ended March 31, 2004. This increase was primarily due to an increase in product development personnel as we continued to integrate the technologies purchased to support our search engine and rich media capabilities, enhance our existing Atlas Digital Marketing Suite and invest in new technologies. As of March 31, 2005, there were 69 product development personnel compared to 43 as of March 31, 2004.

     Sales and Marketing

     Our digital marketing services line of business acquires clients through both a consultative approach using our existing client service teams and through dedicated sales and marketing personnel. Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of Avenue A | Razorfish. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications. Sales and marketing expenses associated with digital marketing services increased to $1.1 million for the three months ended March 31, 2005 from $177,000 for the three months ended March 31, 2004. This increase was primarily due to the acquisition of the creative and web development business. During the three months ended March 31, 2005, the creative and web development business contributed $895,000 in sales and marketing expenses to the digital marketing services line of business. As of March 31, 2005, there were 17 sales and marketing personnel in our digital marketing services line of business, including 13 from the acquisition of SBI.Razorfish, compared to 3 as of March 31, 2004.

     Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and related expenses for our sales force, including a prior agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. This agreement was ended in July 2004 in connection with our acquisition of TechnologyBrokers. In addition, these expenses include salaries of marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $1.8 million during the three months ended March 31, 2005 from $1.7 million for the three months ended March 31, 2004. This increase was primarily due to the addition of sales personnel headcount and their related sales and marketing efforts. The increase in sales and marketing expenses was partially offset by the termination of our agreement with TechnologyBrokers to provide sale support for of the Atlas Digital Marketing Suite. As of March 31, 2005 there were 32 sales and marketing personnel in our digital marketing technologies line of business, including 2 from the acquisition of TechnologyBrokers, compared to 22 as of March 31, 2004.

     General and Administrative

     General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate information technology and administrative personnel, professional fees, and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist primarily of a direct allocation of these costs based on several allocation methods including headcount and the percentage of revenue generated by a particular business unit. In addition, these expenses consist of certain executive and finance personnel dedicated entirely to the operations of a particular business unit. General and administrative expenses increased to $7.7 million for the three months ended March 31, 2005 from $4.1 million for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily due to the acquisition of the creative and web development business as we acquired certain general and administrative personnel from SBI.Razorfish. This increase was also due to increased headcount necessary to support the growth of our operating units including costs associated with continued development and support of a new corporate financial system. In addition, we experienced increased expenses associated with efforts to comply with new corporate governance requirements, and increases in performance-based compensation expenses. As of March 31, 2005, there were 111 general and administrative personnel, compared to 56 as of March 31, 2004.

     Amortization of Intangible Assets

     Amortization of intangible assets relates to the intangible assets primarily consisting of customer relationships purchased through various acquisitions. Amortization of intangible assets was $1.8 million and $513,000 during the three ended March 31, 2005 and 2004, respectively. The increase is due to the acquisition of NetConversions in February 2004 and SBI.Razorfish, MediaBrokers and TechnologyBrokers in July 2004.

     Client Reimbursed Expenses

     Client reimbursed expenses include all reimbursable project expenses billed to customers. These expenses are also recorded as a component of revenue. We recorded $678,000 of client reimbursed expenses for the three months ended March 31, 2005 compared to an immaterial amount for the three months ended March 31, 2004. The increase in client reimbursed expenses during the year ended December 31, 2004 is due to the SBI.Razorfish acquisition.

     Interest and Other Income, Net

     Interest and other income, net consists primarily of earnings on our cash, cash equivalents, and short-term investments. Interest and other income, net was $270,000 and $580,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease was primarily due to the decrease in cash, cash equivalents, and short-term investments associated with our various acquisitions.

     Interest Expense

     Interest expense was $590,000 and $0 during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, interest expense related to the sale and issuance of interest-bearing convertible debt in August and September 2004.

     Provision for Income Taxes

     The provision for income taxes was $4.3 million and $273,000 during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we recorded a provision for income taxes based on an estimated effective tax rate of 40%. During the three months ended March 31, 2004, we had a valuation allowance offsetting the majority of our net deferred tax assets and the provision for income taxes consisted primarily of state and local taxes and certain deferred taxes related to our acquired intangibles.

     We have been selected by the City of Seattle for a routine business and occupation tax audit. The period under audit is January 1, 1999 through September 30, 2003. The audit has not been completed. We believe that we have complied with the Seattle Municipal Tax Code. The tax could result in findings that change taxes payable, directly impacting position or result of operations.

     Income From Operations

     During the three months ended March 31, 2005, the digital marketing services line of business generated $4.5 million of income from operations, or 11% of revenue compared to $2.1 million, or 21% of revenue, during the three months ended March 31, 2004. This decrease in income from operations as a percentage of revenue is due to lower operating margins generated from the creative and web development business due to the nature of its operations. While we expect the operating margins of the creative and web development portion of our business to be lower than the operating margins of our media and search business, we have implemented long-term initiatives to improve creative and web development margins and profitability. During the first quarter of 2005, we began to see results of these initiatives as the digital marketing services line of business increased its income from operations as a percentage of revenue to 11% compared to 10% during the three months ended December 31, 2004. We anticipate the income from operations of our creative and web development business to continue to increase as a percentage of revenue to approximately 15% over the next several years.

     The digital marketing technologies line of business generated $10.3 million of income from operations, or 50% of revenue, during the three months ended March 31, 2005 compared to $4.2 million, or 35% of revenue, during the three months ended March 31, 2004. The increase in operating income as a percentage of revenue is due to the relatively low incremental cost of providing Atlas services to new clients and providing higher volumes of services to existing clients.

     The digital performance media line of business generated $888,000 of income from operations, or 17% of revenue during the three months ended March 31, 2005. An analysis of the change from the three months ended March 31, 2004 is not meaningful because DRIVEpm began operations during the three months ended March 31, 2005 and the acquisition of MediaBrokers did not occur until July 2005.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. In addition, we issued $74.7 million in convertible debt to the sellers of SBI.Razorfish in connection with the acquisition in July 2004. This was subsequently paid off with the proceeds from the sale in September and August 2004 of $80.0 million in convertible senior subordinated notes due 2024.

     As of March 31, 2005, we had cash and cash equivalents of $22.5 million, short-term investments of $34.1 million, and $80 million of convertible debt on our consolidated balance sheet

   Net Cash from Operating Activities

     Net cash provided by operating activities was $1.6 and $17.3 million during the three months ended March 31, 2005 and 2004, respectively. Our net cash provided by operating activities is primarily a result of the changes in the balances of our accounts receivable, accrued expenses and pre-billed media. Our accounts receivable balance on March 31, 2005 increased by $7.0 million from the balance on December 31, 2004, primarily due to several large outstanding client balances. During the first two weeks of April 2005, we collected a significant amount of cash from clients. Accrued liabilities related to operating activities decreased by $3.3 million during the three months ended March 31, 2005, primarily due to payments of employee bonuses related to 2004 and a semi-annual interest payment on our notes payable that were made during the three months ended March 31, 2005. Pre-billed media decreased by $5.3 million during the three months ended March 31, 2005 as the amount of cash collected from our clients for media purchases was less than the amount of cash we paid to publishers on their behalf.

   Net Cash from Investing Activities

     Our investing activities primarily relate to the purchase and sale of short-term investments, purchases of property and equipment, and acquisition-related activities. Net cash used in investing activities was $6.1 million for the three months ended March 31, 2005 and net cash provided by investing activities was $6.1 million for the three months ended March 31, 2004.

     We purchase primarily investment-grade marketable securities with maturities of less than two years. Net cash from investing activities is effected by the timing of the purchases and sales of these marketable securities. During the three months ended March 31, 2005, and 2004 we had net sales of marketable securities of $558,000 and $10.9 million, respectively. This decrease is primarily due to the need to liquidate investments during the three months ended March 31, 2005 to meet the funding requirements of our various acquisitions during the year ended December 31, 2004.

     Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, computer hardware and software for the development of our proprietary technology, and leasehold improvements for our facilities. During the three months ended March 31, 2005 and 2004, capital expenditures were $5.4 million and $525,000 respectively. This increase was primarily due to the construction of a data center to support and grow the digital marketing technologies business line, the development our technology infrastructure to support the growth of our business, and the integration of our technology platforms with those acquired with our creative and web development business.

     In February 2004, we purchased NetConversions for $4.6 million. We acquired $60,000 of cash and incurred acquisition costs of $136,000. During the three months ended March 31, 2005, NetConversions earned an interim milestone payment of $188,000 based on its earnings through March 31, 2005. This amount is accrued on the consolidated balance sheet as of March 31, 2005. We expect to make this payment during the three months ending June 30, 2005.

     The GO TOAST purchase agreement provides for future contingent payments based on actual revenue results of GO TOAST through December 31, 2005. An interim payment of $500,000 was made during the three months ended March 31, 2005 based on GO TOAST’s actual revenue results for the year ended December 31, 2004.

     In July 2004, we purchased TechnologyBrokers and MediaBrokers. During the three months ended March 31, 2005, we paid the previous owners $759,000 of excess working capital as defined by the purchase and sale agreement.

   Net Cash from Financing Activities

     Our financing activities primarily relate to proceeds from issuance of common stock through our stock option and employee stock purchase plans.

     Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $2.5 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. This increase was due to the increase in our stock price during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     With the acquisition of SBI.Razorfish, we have experienced a significant increase in operating expenditures including the addition of interest expense associated with the convertible notes. This has resulted in a material use of our cash resources. We estimate an increase in revenue during the remainder of 2005 from all of a Quantive’s service lines. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     Commitments

          As of March 31, 2005, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of March 31, 2005 (in thousands):

	Nine Months ended
	December 31,	Year Ended December 31,
	2005	2006	2007	2008	2009	Thereafter
Commitments:
Operating leases	$3,656	$5,394	$4,473	$3,631	$2,784	$5,038
Sublease rental income	(143)	(190)	(48)	—	—	—
Ad content delivery services	860	27	9	—	—	—
Convertible debt (including interest payments)	900	1,800	1,800	1,800	1,800	107,000

Total commitments	$5,273	$7,031	$6,234	$5,431	$4,584	$112,038

     In August and September 2004, we issued $80 million of convertible senior subordinated notes (the Notes) in a private placement. The Notes bear interest of 2.25 percent per year, payable semi-annually, and are convertible into 6.2 million shares of our common stock at a conversion price of $12.98 per share. On or after August 15, 2009, we may at its option redeem all or a portion of the notes for cash at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. In addition, on each of August 15, 2009, August 15, 2014, and August 15, 2019, holders may require us to purchase all or a portion of their notes for cash at 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. As of December 31, 2004, outstanding convertible debt was $80,000.

     The i-FRONTIER purchase agreement provides for a future contingent payment in 2006, which will be determined based upon the operating results of i-FRONTIER through December 31, 2005. The contingent payment will be recorded as goodwill when the actual amount is determined, due to the uncertainty of achieving these results. The calculation of the contingent payments is based upon a combination of a multiple of earnings through December 31, 2005 and an amount equal to the value of net assets at the date of acquisition. The agreement includes an interim payment based upon i-FRONTIER earnings during the two years ending December 31, 2003, which is partially refundable based upon i-FRONTIER earnings during the four years ending December 31, 2005. In October 2004, we paid the previous owner of i-FRONTIER consideration in the amount of $1.5 million for this interim payment. In the event that i-FRONTIER achieves results consistent with management’s estimates, we estimate that the final contingency payment will be between $22.0 million and $26.0 million and there is no maximum payment specified in the agreement.

     The GO TOAST purchase agreement provides for future contingent payments in 2005 and 2006, which will be determined based upon the actual revenue results of GO TOAST through December 31, 2005. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. Any contingent payments will be recorded as goodwill. The agreement includes an interim payment based upon GO TOAST revenue during the year ended December 31, 2004 and a final payment based on revenue during the two years ending December 31, 2005. During the three months ended March 31, 2005, we paid the previous owners of GO TOAST consideration in the amount of $500,000 for the 2005 interim payment. In the event that GO TOAST achieves results consistent with management’s estimates, we estimate the final contingency payment to be between $83,000 and $2.4 million with a maximum potential payment of $4.0 million.

     The NetConversions purchase agreement provides for contingent payments from 2004 to 2006 based on actual earnings results of NetConversions through January 31, 2006. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. The first contingency payment shall be paid after the month in which a certain operating income milestone is met and the second contingency payment shall be made in 2006 based upon the cumulative earnings of NetConversions through January 31, 2006. During the three months ended March 31, 2005, NetConversions earned an interim milestone payment of $188,000 based on its earnings through March 31, 2005. In the event that NetConversions achieves results consist with management’s estimates, we estimate the final contingency payment will be between $188,000 and $1.1 million with a maximum potential payment of $2.5 million.

     The TechnologyBrokers and MediaBrokers purchase agreement provides for future contingent payments, which shall be paid provided certain earnings thresholds are met through July 31, 2006. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. The payments will be adjusted based on actual earnings through July 31, 2006. In the event that TechnologyBrokers and MediaBrokers achieve results consist with management’s estimates, we estimate these payments will be between $5.5 and $10.5 million and there is no maximum payment specified in the agreement.

Outlook for 2005

          For the three months ending June 30, 2005, we anticipate revenue between $65.0 million and $70.0 million and net income between $0.08 and $0.10 per diluted share. For the year ended December 31, 2005, we anticipate revenue between $265.0 million and $275.0 million and net income between $0.36 and $0.40 per diluted share.

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

     We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of March 31, 2005, our accumulated deficit was $41.7 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations, we may be unable to maintain profitability.

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

Our operating results may fluctuate from quarter to quarter and we cannot assure you that we will be profitable in subsequent quarters.

     Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:

•	addition of new clients or loss of current clients;

•	seasonal fluctuations in advertising spending;

•	timing variations on the part of advertisers with regard to implementing advertising campaigns;

•	changes in the availability and pricing of advertising space;

•	timing and amount of our costs; and

•	costs related to any possible future acquisitions of technologies or businesses.

•	timing in the completion of web development projects or in the recognition of revenue on those projects.

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

     In our DRIVEpm and MediaBrokers performance media businesses we purchase publisher inventory that has to be resold. Generally, we purchase this inventory on a CPM basis, which means we pay based on the number of ad impressions we serve, and often sell it on a CPA basis, under which we are compensated only if a specific action (such as a sale of a customer’s product) results from serving an ad. Our ability to resell this inventory at a profit depends on the price at which we bought it, the price that our customers are willing to pay for it, and the successful use of our technology. While we often negotiate relatively short-term “outs” to our purchase obligations, there can be no guarantees that we will be successful in selling the inventory profitably.

The Internet advertising or marketing market may deteriorate, or develop more slowly than expected, which could harm our business.

     If the market for Internet advertising or marketing deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers and marketers to the Internet as an advertising and marketing medium, the willingness of our potential clients to outsource their Internet advertising and marketing needs, and our ability to sell technology services to advertising agencies. The Internet advertising and marketing market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising, marketing and technology services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to Internet advertising or marketing. Also, we must compete with traditional advertising media, including television, radio, cable and print, for a share of our clients’ total advertising budgets. Businesses, including current and potential clients, may find Internet advertising or marketing to be less effective than traditional advertising media or marketing methods for promoting their products and services, and therefore the market for Internet advertising, marketing and technology services may deteriorate or develop more slowly than expected. In addition, “filter” software programs are available that limit or prevent advertising from being delivered to an Internet user’s computer. Further, legitimate online businesses may not be able to adequately protect and distinguish themselves from those who are pursuing illegal activities using the Internet. The widespread adoption of such software, or the inability of legitimate businesses to address challenges to the online advertising business model posed by activities such as click fraud, could significantly undermine the commercial viability of Internet advertising and seriously harm our business.

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

Our business may be seriously harmed by third-party litigation against us relating to the collection and use of Internet user information, or relating to Internet business practices.

     We have been subject to class action lawsuits alleging, among other things, that our collection and use of Internet user information, or that other internet business practices, violate federal and state laws, and we may be subject to additional suits in the future. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may require us to pay substantial damages or prevent us from conducting targeted advertising and aggregating data from our clients’ advertising campaigns. Furthermore, several Internet-related companies, including some in the Internet advertising industry, have had claims brought against them before the Federal Trade Commission regarding the collection and use of Internet user information, and we may be subject to similar claims. Such claims, and any other claim by a government entity or other third party against us regarding our collection and use of Internet user information, or other business practices, could seriously harm our business.

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

     We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Other bills, which are intended to regulate spyware, may be drafted in such a way as to include technology like cookies and action tags in the definition of spyware, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users. In addition, the European Union has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags and also places restrictions on the sending of unsolicited communications. Each European Union member country was required to enact legislation to comply with the provisions of the electronic communications directive by October 31, 2003 (though not all have done so). Germany has imposed its own laws limiting the use of user profiling, and other countries (both in and out of the European Union) may impose similar limitations. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. In addition, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit or eliminate our ability to use cookies and action tags. In certain instances at the request of some of our Avenue A | Razorfish clients, we collect personally identifiable information of Internet users. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law.

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

     If our services fail to perform properly for our clients, we may be exposed to liability to our clients or to the customers for whom our clients used our services. We may also be subject to liability if we are unable to adequately identify and address invalid activity on the Internet, such as click fraud or actions of other illegal or legitimate Internet technologies, that affects the services we perform for clients or the manner in which we bill clients. In addition, our clients may use our technology-based services in a manner that fails to comply with applicable laws, including but not limited to laws and regulations surrounding the Internet. For example, because our services may be used by clients to transmit information over the Internet, our services might be used by clients to transmit information that violates laws or regulations, or to transmit negative messages, unauthorized reproduction of copyrighted material, inaccurate data, harmful applications or computer viruses to end-users in the course of delivery. Any claims made against us arising in connection with our clients’ use of our services, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from business operations. In addition, such claims may require us to pay substantial damages, modify or discontinue some of our services and otherwise seriously harm our business and damage our reputation.

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

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended March 2, 2005, the closing price of our common stock ranged from $7.56 to $11.69 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

     In the website design and development portion of our digital marketing services, we have a number of strategic relationships with leading hardware and software companies. The loss of any one of these strategic relationships would deprive us of the opportunity to gain early access to leading-edge technology, cooperatively market products with the vendor, cross-sell additional services and gain enhanced access to vendor training and support. Maintenance of our strategic relationships is based primarily on an ongoing mutual business opportunity and a good overall working relationship. The legal contracts associated with these relationships would not be sufficient to force the strategic relationship to continue effectively if the strategic partner wanted to terminate the relationship. In the event that any strategic relationship is terminated, our business may be harmed.

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

     Clients often hire us for complex development engagements that they cannot complete themselves. These projects often involve the use of new technology that has not been extensively tested or used in actual applications. We attempt to negotiate appropriate provisions into our professional services agreements to protect us against unexpected delays or failures caused by this new technology, but we are often unable to do so. In any event, if we fail to successfully complete projects according to the agreed upon schedule and budget, our client relationships suffer, and our business could be harmed.

Our business may suffer if we have disputes over our right to reuse intellectual property developed for specific clients.

     Part of our business involves the development of software applications for discrete client engagements. Ownership of client-specific software is generally retained by the client, although we typically retain the right to reuse some of the applications, processes and other intellectual property developed in connection with client engagements. Issues relating to the rights to intellectual property can be complicated, and disputes may arise that could adversely affect our ability to reuse these applications, processes and other intellectual property. These disputes could damage our relationships with our clients and our business reputation, divert our management’s attention and harm our business.

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

Changes in Internal Controls

     No change was made to our internal controls over financial reporting for the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     IPO Securities Litigation. Both aQuantive and Razorfish are defendants in consolidated securities class action complaints filed in the United States District Court for the Southern District of New York. These consolidated complaints are among over 300 similar consolidated class action lawsuits filed against underwriters and other issuers of stock in initial public offerings. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which has received preliminary approval from the Court, but remains subject to a number of procedural conditions. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description of this litigation.

     Sotelo Purported Class Action Litigation. In April 2005, the Company was named as a defendant in a lawsuit filed in Circuit Court of Cook County, Illinois, Chancery Division, captioned Stephen Sotelo v. DirectRevenue, LLC, et. al, Case No. 05CH 05883. A petition for removal of this case to the United States District Court for the Northern District of Illinois, Eastern Division was filed in late April 2005 Plaintiff has filed a motion to remind the action to state court. The complaint alleges that DirectRevenue and certain other named defendants deceptively downloaded harmful spyware to plaintiffs’ and putative class members’ computers. The two claims asserted against the Company, unjust enrichment and trespass to chattels, relate to allegations that the Company sent intrusive advertisements. The Company has filed a motion to dismiss these claims. The Company believes that the claims against it are without merit and intends to vigorously defend itself in this litigation.

ITEM 6. EXHIBITS

10.10	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan together with the Forms of option letter agreements*

10.21	Summary of 2005 Executive Incentive Program (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)*

10.22	Summary of annual base salaries for certain of the aQuantive’s executive officers for 2005 (incorporated by reference to the second paragraph under Item 1.01 of the registrant’s Current Report on Form 8-K filed February 10, 2005)*

10.23	Form of Option Agreement between aQuantive and Clark Kokich, Mike Galgon and Brian McAndrews*

10.24	Option Agreement between aQuantive and Brian McAndrews, dated March 28, 2005*

10.25	Summary of certain changes to aQuantive’s program for compensating nonemployee directors (incorporated by reference to the first paragraph under Item 1.01 of the registrant’s Current Report on Form 8-K filed April 6, 2005)*

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensating plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2005.

AQUANTIVE, INC.
By:	/s/ MICHAEL VERNON
Michael Vernon
Chief Financial Officer (Authorized Officer and Principal Financial Officer)