Form 10-Q
period 2005-06-30
AQUANTIVE INC
filed 2005-08-09
CIK 1071806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     The number of shares of the registrant’s Common Stock outstanding as of July 27, 2005 was 64,136,274.

AQUANTIVE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 4. Submissions of matters to a vote of security holders	32
Item 6. Exhibits	32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1. Condensed Consolidated Financial Statements
AQUANTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amounts)
(unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$32,623	$24,555
Short-term investments	35,159	34,692
Accounts receivable, net of allowances of $3,024 and $3,144	134,539	106,683
Other receivables	660	1,486
Prepaid expenses and other current assets	2,863	1,631
Deferred tax asset	7,204	7,204

Total current assets	213,048	176,251

Property and equipment, net	23,304	17,569
Goodwill	138,519	137,845
Other intangible assets, net	32,205	36,226
Other assets	2,564	2,690
Deferred tax assets, net	12,456	15,642

Total assets	$422,096	$386,223

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,022	$68,542
Accrued liabilities	24,334	21,066
Pre-billed media	15,812	15,655
Deferred rent, current portion	600	603
Deferred revenue	9,128	10,394

Total current liabilities	126,896	116,260
Deferred rent, less current portion	3,408	3,010
Long-term accrued liabilities	418	456
Notes payable	80,000	80,000

Total liabilities	210,722	199,726

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 63,957 and 62,256 shares issued and outstanding	640	623
Paid-in capital	244,717	233,898
Accumulated deficit	(33,929)	(48,099)
Accumulated other comprehensive (loss) income	(54)	75

Total shareholders’ equity	211,374	186,497

Total liabilities and shareholders’ equity	$422,096	$386,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$77,189	$27,849	$142,186	$50,491
Costs and expenses:
Cost of revenue	9,475	4,497	17,636	8,535
Client support	36,053	7,393	66,709	14,239
Product development	2,166	1,414	4,133	2,906
Sales and marketing	3,471	2,140	6,410	3,984
General and administrative	9,988	4,521	17,702	8,590
Amortization of intangible assets	1,803	333	3,606	846
Client reimbursed expenses	959	—	1,637	—

Total costs and expenses	63,915	20,298	117,833	39,100

Income from operations	13,274	7,551	24,353	11,391
Interest and other income, net	257	477	527	1,057
Interest expense	583	—	1,173	—

Income before provision for income taxes	12,948	8,028	23,707	12,448
Provision for income taxes	5,188	520	9,537	793

Net income	$7,760	$7,508	$14,170	$11,655

Basic net income per share	$0.12	$0.12	$0.22	$0.19

Diluted net income per share	$0.11	$0.11	$0.20	$0.17

Shares used in computing basic net income per share	63,438	60,965	63,020	60,741

Shares used in computing diluted net income per share	75,677	69,753	74,895	69,752

Comprehensive income:
Net income	$7,760	$7,508	$14,170	$11,655
Items of comprehensive loss	(110)	(298)	(129)	(354)

Comprehensive income	$7,650	$7,210	$14,041	$11,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,170	$11,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,878	3,264
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,856)	(15,228)
Other receivables, prepaid expenses and other current assets	(406)	575
Other assets	(148)	(250)
Accounts payable	8,480	23,115
Accrued liabilities	4,150	3,164
Pre-billed media	157	5,453
Deferred rent	375	104
Deferred revenue	(1,266)	(747)
Deferred taxes	8,647	144

Net cash provided by operating activities	15,181	31,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,290)	(4,539)
(Purchases) proceeds of marketable securities, net	(626)	24,179
Acquisitions, less cash received of $60 in 2004	(1,573)	(4,243)

Net cash (used in) provided by investing activities	(12,489)	15,397

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to exercises of common stock options and the ESPP	5,376	2,498

Net cash provided by financing activities	5,376	2,498

Net increase in cash and cash equivalents	8,068	49,144
Cash and cash equivalents, beginning of period	24,555	32,797

Cash and cash equivalents, end of period	$32,623	$81,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(in thousands except per share amounts)
(unaudited)
1. Organization and Operations of the Company
     aQuantive, Inc. (the Company) provides digital marketing services, technologies, and performance media to businesses. The Company was founded on July 1, 1997 under the brand name Avenue A and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle, Washington. i-FRONTIER was acquired in November 2002, Atlas OnePoint (formerly GO TOAST) was acquired in December 2003, Atlas NetConversions (formerly NetConversions) was acquired in February 2004, and SBI.Razorfish, MediaBrokers and TechnologyBrokers were acquired in July 2004. The results of operations for the three and six months ended June 30, 2005 and 2004 include the results of acquired businesses from their respective dates of acquisition. In early 2005, the Company launched the rebranding of its collective digital marketing services offerings, including i-FRONTIER, as Avenue A | Razorfish and its collective digital marketing technologies offerings as Atlas.
     The Company operates in three lines of business: digital marketing services, digital marketing technologies, and digital performance media. The Company’s digital marketing services line of business, interactive advertising agency Avenue A | Razorfish, provides service offerings to clients that include web advertising, website development, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine marketing, and creative. The Company’s digital marketing technologies line of business, Atlas, provides a digital marketing management system to manage digital marketing programs and website effectiveness. The Company’s digital performance media line of business, DRIVEpm and MediaBrokers, serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis.
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2004, 2003, and 2002, as included in the Company’s Annual Report on Form 10-K filed with the SEC.
     Use of Estimates in the Preparation of Financial Statements
     The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenues, the allowance for doubtful accounts, allowance for sales credits, deferred revenue, intangible assets, goodwill, the carrying amount of property and equipment, contingencies and obligations related to employee benefits, deferred income taxes and general business contingencies. Actual results could differ from those estimates.

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
     Digital Marketing Services
     The Company’s digital marketing services line of business, interactive advertising agency Avenue A | Razorfish, offers services to help clients use the Internet as an integrated online advertising and business channel. The service offering includes a process anchored in strategic marketing, user-centric design, dynamic technology platforms and channel integration and optimization. The agency’s core services include media management, website and web application development, and ad creative. In addition, the agency also offers tools such as the Business Intelligence System, ChannelScope, BrandOptics, Customer Targeting, Email and Customer Insights.
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
     Email and Business Intelligence System are volume based, and revenue is generally recognized when impressions are delivered. The Company recognizes revenue from Search Engine Marketing programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Revenue is generally recognized for ChannelScope and BrandOptics services under a proportional performance method of accounting. It is the Company’s policy to recognize any loss on services as soon as management estimates indicate a loss will occur.
     Digital Marketing Technologies
     Our Digital Marketing Technologies segment encompasses our Atlas businesses. These include our Atlas Enterprise business that offers campaign management, rich media, search and web site optimization technology solutions for large advertisers and ad agencies, as well as our Atlas OnePoint business that offers similar technology solutions to small and mid-size level marketers, and our Atlas Publisher business. Such services are recognized based on either volume or subscription except for Atlas NetConversions which is recognized using a proportional performance method of accounting. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

     Digital Performance Media
     DRIVEpm and MediaBrokers, our digital performance media segment, serves as a liaison between online publishers and advertisers by securing blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. DRIVEpm offers both the Performance and Selector program and MediaBrokers offers both the MediaBrokers Pay For Performance (PFP) and MediaBrokers Cost Per Impression (CPM) programs. Under the Performance and MediaBrokers PFP programs, clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector and MediaBrokers CPM programs, clients can focus ad impressions on those users that fit a predetermined customer segment.
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
     The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Customer A	12%	20%	12%	20%
     The customer that represents sales of more than 10% of consolidated revenues is included in both the digital marketing services and digital marketing technologies segments. There were no customers that represented more than 10% of consolidated accounts receivable as of June 30, 2005 or December 31, 2004.
     Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 30, 2005. The Company is required to adopt SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, “Accounting for Stock-Based Compensation,” no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” below for the pro forma net income and net income per share amounts, for the three and six months ended June 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will have a material impact on income from operations for the year ended December 31, 2006. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ended December 31, 2006.
     Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Stock-Based Compensation
     The Company has elected to apply the disclosure-only provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123,” the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock option plans. The Company has not issued any non-qualified stock options to non-employees during the three or six months ended June 30, 2005 and 2004 and therefore has not recorded any compensation expense for those periods.
     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$7,760	$7,508	$14,170	$11,655
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax in 2005	(2,610)	(2,175)	(4,233)	(4,308)

Pro forma net income, fair value method for all stock-based awards	$5,150	$5,333	$9,937	$7,347

Basic net income per share:
As reported	$0.12	$0.12	$0.22	$0.19
Pro forma	$0.08	$0.09	$0.16	$0.12
Diluted net income per share:
As reported	$0.11	$0.11	$0.20	$0.17
Pro forma	$0.07	$0.08	$0.14	$0.11
     The fair value for options granted under the Company’s stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average risk-free interest rate	3.91%	3.75%	3.98%	3.23%
Expected lives (in years from vest date)	4.5 - 8	1-6.5	4.5 - 8	1-6.5
Expected volatility	99%	104%	102%	105%
     The fair value of the shares granted under the Company’s employee stock purchase plan was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Six Months ended
	June 30,
	2005	2004
Weighted average risk-free interest rate	2.36	1.08
Expected lives (in years from vest date)	0.5 - 1	0.5 - 1
Expected volatility	54.3%	72.9%
4. Net Income Per Share
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (numerator for basic)	$7,760	$7,508	$14,170	$11,655
Add: Interest expense on convertible notes, net of tax in 2005	355	—	714	—

Adjusted net income (numerator for diluted)	$8,115	$7,508	$14,884	$11,655

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	63,438	60,965	63,020	60,741

Shares used in computation of basic net income per share	63,438	60,965	63,020	60,741
Add: Dilutive effect of employee stock options	6,076	8,788	5,712	9,011
Add: Dilutive effect of convertible debt	6,163	—	6,163	—
Shares used in computation of diluted net income per share	75,677	69,753	74,895	69,752

Basic net income per share	$0.12	$0.12	$0.22	$0.19

Diluted net income per share	$0.11	$0.11	$0.20	$0.17

     Using the “treasury stock method,” during the three months ended June 30, 2005 and 2004, 365, and 396, respectively, and during the six months ended June 30, 2005 and 2004, 819, and 791, respectively, weighted common stock equivalent shares related to stock options are excluded in the calculation of diluted net income per share, as their effect is anti-dilutive.
5. Segment Reporting
     The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131).
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
     Segment information for the three and six months ended June 30, 2005 and 2004 is as follows:

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	Three Months ended June 30, 2005
Revenue	$48,252	$22,482	$6,455	$—		$77,189
Costs and expenses:
Cost of revenue	—	5,607	3,676	192	[1]	9,475
Client support	34,836	—	1,217	—		36,053
Product development	—	2,166	—	—		2,166
Sales and marketing	1,082	2,389	—	—		3,471
General and administrative	4,223	2,295	409	3,061		9,988
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	959	—	—	—		959

Total costs and expenses	41,100	12,457	5,302	5,056		63,915

Income (loss) from operations	$7,152	$10,025	$1,153	$(5,056)		$13,274

	Three Months ended June 30, 2004
Revenue	$12,785	$14,399	$665	$—		$27,849
Costs and expenses:
Cost of revenue	—	3,605	700	192	[1]	4,497
Client support	7,102	—	291	—		7,393
Product development	—	1,414	—	—		1,414
Sales and marketing	179	1,961	—	—		2,140
General and administrative	812	1,519	48	2,142		4,521
Amortization of intangible assets	—	—	—	333		333

Total costs and expenses	8,093	8,499	1,039	2,667		20,298

Income (loss) from operations	$4,692	$5,900	$(374)	$(2,667)		$7,551

	Six Months ended June 30, 2005
Revenue	$87,339	$43,123	$11,724	$—		$142,186
Costs and expenses:
Cost of revenue	—	10,364	6,888	384	[1]	17,636
Client support	64,563	—	2,146	—		66,709
Product development	—	4,133	—	—		4,133
Sales and marketing	2,175	4,235	—	—		6,410
General and administrative	7,361	4,090	649	5,602		17,702
Amortization of intangible assets	—	—	—	3,606		3,606
Client reimbursed expenses	1,637	—	—	—		1,637

Total costs and expenses	75,736	22,822	9,683	9,592		117,833

Income (loss) from operations	$11,603	$20,301	$2,041	$(9,592)		$24,353

	Six Months ended June 30, 2004
Revenue	$22,647	$26,394	$1,450	$—		$50,491
Costs and expenses:
Cost of revenue	—	6,671	1,672	192	[1]	8,535
Client support	13,745	—	494	—		14,239
Product development	—	2,906	—	—		2,906
Sales and marketing	356	3,628	—	—		3,984
General and administrative	1,774	3,048	98	3,670		8,590
Amortization of intangible assets	—	—	—	846		846

Total costs and expenses	15,875	16,253	2,264	4,708		39,100

Income (loss) from operations	$6,772	$10,141	$(814)	$(4,708)		$11,391

1	For the three and six months ended June 30, 2005 and 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of Atlas One Point and Atlas NetConversions.
     The Company recorded $7,029 and $13,660 of revenue to international customers during the three and six months ended June 30, 2005, respectively, and $1,448 and $2,636 during the three and six months ended June 30, 2004, respectively.
     Pursuant to SFAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of June 30, 2005 and 2004.
6. Legal Proceedings
     The Company is currently the subject of a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. SBI.Razorfish is also similarly the subject of this consolidated lawsuit relating to its initial public offering in April 1999. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which would not require any payment by the Company. The settlement agreement has received preliminary approval from the Court but remains subject to a number of procedural conditions.
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

     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the three and six months ended June 30, 2005 and 2004. In the next section, beginning on page 15, we discuss our results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. We then provide an analysis of changes in our cash flows, discuss our financial commitments in the section titled “Liquidity and Capital Resources,” and provide our outlook for the remainder of 2005.
Overview
     We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into three lines of business, digital marketing services, digital marketing technologies, and digital performance media.
     Acquisitions and Comparability of Operations
     Our results of operations for the three and six months ended June 30, 2005 include the results of several acquisitions during 2004 including Atlas NetConversions (formerly NetConversions) in February 2004 and MediaBrokers, TechnologyBrokers (now Atlas Europe) and SBI.Razorfish (now part of Avenue A | Razorfish) in July 2004. The results of these acquisitions must be factored into any comparison of our 2005 results of operations to 2004 results.
     Digital Marketing Services
     Our digital marketing services line of business, interactive advertising agency Avenue A | Razorfish, offers advertisers a suite of digital marketing services to help clients use the Internet as an integrated online business channel. All of our capabilities include a process anchored in strategic marketing, user-centric design, dynamic technology platforms, channel integration and optimization. We provide digital marketing services through our media and search business that offers media planning and buying, ad serving, campaign analysis, optimization, search engine marketing, customer targeting and email, using proprietary tools including Business Intelligence System, ChannelScope and BrandOptics and through our creative and web development business acquired from SBI.Razorfish.
     Digital Marketing Technologies
     Atlas provides digital marketing technologies to manage digital marketing programs and website effectiveness for advertising agencies and enterprise marketers, small and mid-size businesses and select publishers. We provide the following Atlas services for managing digital marketing programs:
•	Atlas Digital Marketing Suite, an end-to-end solution for managing Internet advertising that consists of the Atlas Media Console, the Atlas Creative Management System, Atlas Delivery and Tracking Services and the Atlas Analysis and Optimization Engine;

•	Atlas Search, an integrated search marketing and online campaign management toolset;

•	Atlas Rich Media, an integrated rich media and online campaign management toolset;

•	Atlas NetConversions, a website usability tool that allows our clients to optimize their websites;

•	Atlas OnePoint, a paid search management and optimization tool for small- to mid-sized marketers; and

•	Atlas Publisher, a highly-scalable ad serving solution focused solely on helping publishers maximize revenue and lower costs associated with performance-focused advertisers.
     Digital Performance Media
     DRIVEpm and MediaBrokers, our digital performance media segment, serve as a liaison between online publishers and advertisers by buying blocks of online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. We provide the following services for managing targeting programs:

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
     There have been no significant changes in our critical accounting policies during the six months ended June 30, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.
Estimates and Assumptions Related to Financial Statements
     The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenues, the allowance for doubtful accounts, allowance for sales credits, deferred revenue, intangible assets, goodwill, the carrying amount of property and equipment, contingencies and obligations related to employee benefits, taxes and general business contingencies. Actual results could differ from those estimates.
Results of Operations
     The following table presents statements of operations data for each of our lines of business for the three and six months ended June 30, 2005 and 2004.

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
(in thousands)	Three months ended June 30, 2005
Revenue	$48,252	$22,482	$6,455	$—		$77,189
Costs and expenses:
Cost of revenue	—	5,607	3,676	192	(1)	9,475
Client support	34,836	—	1,217	—		36,053
Product development	—	2,166	—	—		2,166
Sales and marketing	1,082	2,389	—	—		3,471
General and administrative	4,223	2,295	409	3,061		9,988
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	959	—	—	—		959

Total costs and expenses	41,100	12,457	5,302	5,056		63,915

Income (loss) from operations	$7,152	$10,025	$1,153	$(5,056)		$13,274

Interest and other income, net						257
Interest expense						583
Provision for income taxes						5,188

Net income						$7,760

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
(in thousands)	Three months ended June 30, 2004
Revenue	$12,785	$14,399	$665	$—		$27,849
Costs and expenses:
Cost of revenue	—	3,605	700	192	(1)	4,497
Client support	7,102	—	291	—		7,393
Product development	—	1,414	—	—		1,414
Sales and marketing	179	1,961	—	—		2,140
General and administrative	812	1,519	48	2,142		4,521
Amortization of intangible assets	—	—	—	333		333

Total costs and expenses	8,093	8,499	1,039	2,667		20,298

Income (loss) from operations	$4,692	$5,900	$(374)	$(2,667)		$7,551

Interest and other income, net						477
Provision for income taxes						520

Net income						$7,508

(in thousands)	Six months ended June 30, 2005
Revenue	$87,339	$43,123	$11,724	$—		$142,186
Costs and expenses:
Cost of revenue	—	10,364	6,888	384	(1)	17,636
Client support	64,563	—	2,146	—		66,709
Product development	—	4,133	—	—		4,133
Sales and marketing	2,175	4,235	—	—		6,410
General and administrative	7,361	4,090	649	5,602		17,702
Amortization of intangible assets	—	—	—	3,606		3,606
Client reimbursed expenses	1,637	—	—	—		1,637

Total costs and expenses	75,736	22,822	9,683	9,592		117,833

Income (loss) from operations	$11,603	$20,301	$2,041	$(9,592)		$24,353

Interest and other income, net						527
Interest expense						1,173
Provision for income taxes						9,537

Net income						$14,170

(in thousands)	Six months ended June 30, 2004
Revenue	$22,647	$26,394	$1,450	$—		$50,491
Costs and expenses:
Cost of revenue	—	6,671	1,672	192	(1)	8,535
Client support	13,745	—	494	—		14,239
Product development	—	2,906	—	—		2,906
Sales and marketing	356	3,628	—	—		3,984
General and administrative	1,774	3,048	98	3,670		8,590
Amortization of intangible assets	—	—	—	846		846

Total costs and expenses	15,875	16,253	2,264	4,708		39,100

Income (loss) from operations	$6,772	$10,141	$(814)	$(4,708)		$11,391

Interest and other income, net						1,057
Provision for income taxes						793

Net income						$11,655

1	For the three and six months ended June 30, 2005 and 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of Atlas OnePoint and Atlas NetConversions.
     Revenue
     Due to the acquisition of SBI.Razorfish, our creative and web development business, in July 2004 and the development of the historic Avenue A web media and search business, the digital marketing services line of business has experienced significant growth when comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004. This growth resulted in revenues of $48.3 million and $87.3 million during the three and six months ended June 30, 2005 compared to $12.8 million and

$22.6 million during the three and six months ended June 30, 2004, respectively. While the acquisition of the creative and web development business increased our client base significantly, the web media and search business also experienced increased spending from its existing clients and gained new clients. The acquired creative and web development business contributed $32.0 million and $57.3 million in revenue while the web media and search business A contributed $16.3 million and $30.0 million for the three and six months ended June 30, 2005. This represents a 27% and 33% increase in revenue from our web media and search business during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. As the integration of the creative and web development business progressed during the three and six months ended June 30, 2005, we began to see cross-selling between the media and search customers and the web development customers and expect to see more clients utilizing our full-service offering in the future.
     Our digital marketing technologies line of business increased revenues to $22.5 million and $43.1 million during the three and six months ended June 30, 2005, compared to $14.4 million and $26.4 million during the three and six months ended June 30, 2004. This increase was primarily due to the increased use of Atlas technology by existing clients combined with a consistent increase in client base during the past several quarters of both agencies and direct advertisers.
     Revenue from digital performance media increased to $6.5 million and $11.7 million during the three and six months ended June 30, 2005 from $665,000 and $1.5 million during the three and six months ended June 30, 2004 and is comprised of the gross value of the advertising space that was purchased for our clients and our fee for providing such service. The increase was primarily due to the acquisition of MediaBrokers and increased client and publisher base at DRIVEpm over the last several quarters. As this business is still in the early stages of development, we expect increased growth and improved profitability to continue in future periods.
     Cost of revenue
     Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue associated with our digital marketing technologies line of business includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $5.6 million and $10.4 million for the three and six months ended June 30, 2005 from $3.6 million and $6.7 million for the three and six months ended June 30, 2004. This increase was primarily due to increased headcount associated with client support for our digital marketing technologies line of business, resulting from the acquisition of TechnologyBrokers in July 2004 and additional client support personnel needed to support new Atlas clients. As of June 30, 2005, there were 72 client support personnel and 35 production support personnel compared to 46 and 21, respectively, as of June 30, 2004. Additionally, the increase in cost of revenue is due to an increase in depreciation expense related to capital investments in our technology infrastructure and increased bandwidth costs related to increased volume of advertisements delivered over the Internet.
     Cost of revenue associated with our digital performance media was $3.7 million and $6.9 million for the three and six months ended June 30, 2005 compared to $700,000 and $1.7 million for the three and six months ended June 30, 2004, and relates to the cost of the advertising space that is purchased from websites to resell to our clients. The increase was primarily due to increased purchases of advertising space associated with new clients added over the previous several quarters in addition to the acquisition of MediaBrokers in July 2004.
     Client Support
     Client support expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for client support personnel for Avenue A | Razorfish. Client support expenses associated with our digital marketing services line of business also include expenses for contractors retained for their specialized skill set to work on client projects. Client support expenses associated with digital marketing services increased to $34.8 million and $64.6 million for the three and six months ended June 30, 2005 from $7.1 million and $13.7 million for the three and six months ended June 30, 2004. The increase in client support expenses was primarily due to the acquisition of the creative and web development business in July 2004. During the three and six months ended June 30, 2005, the acquired creative and web development business contributed $25.4 million and $46.5 million in client support expenses to the digital marketing services line of business. In addition, the increase was due to increased headcount necessary to support new clients and increased spending by our existing web media and search clients. As of June 30, 2005, there were 855 client support personnel in our digital marketing services line of business, including 534 in our creative and web development business, compared to 255 client support personnel as of June 30, 2004.

     Client support expenses associated with digital performance media consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. Client support expenses associated with digital performance media were $1.2 million and $2.1 million during the three and six months ended June 30, 2005 compared to $291,000 and $494,000 during the three and six months ended June 30, 2004. The increase in client support expenses was primarily due to increased headcount from the acquisition of MediaBrokers in July 2004 and additional client support personnel needed to support new DRIVEpm clients. MediaBrokers contributed $451,000 and $817,000 to client support expenses during the three and six months ended June 30, 2005. As of June 30, 2005, there were 32 client support personnel in our digital performance media line of business, including 13 from MediaBrokers, compared to 10 client support personnel as of June 30, 2004.
     Product Development
     Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $2.2 and $4.1 million for the three and six months ended June 30, 2005 compared to $1.4 million and $2.9 million for the three and six months ended June 30, 2004. This increase was primarily due to an increase in product development personnel as we continued to integrate the technologies purchased to support our search engine and rich media capabilities, enhance our existing Atlas Digital Marketing Suite and invest in new technologies. As of June 30, 2005, there were 78 product development personnel compared to 50 product development personnel as of June 30, 2004. The increases in product development expenses were partially offset due to higher capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite. We capitalized certain direct costs of $488,000 and $969,000 during the three and six months ended June 30, 2005, respectively, compared to $208,000 and $282,000 during the three and six months ended June 30, 2004, respectively, in accordance with the guidance provided in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”
     Sales and Marketing
     Our digital marketing services line of business acquires clients through both a consultative approach using our existing client service teams and through dedicated sales and marketing personnel. Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of Avenue A | Razorfish. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications. Sales and marketing expenses associated with digital marketing services increased to $1.1 million and $2.2 million for the three and six months ended June 30, 2005 from $179,000 and $356,000 for the three and six months ended June 30, 2004. This increase was primarily due to the acquisition of the creative and web development business. During the three and six months ended June 30, 2005, the creative and web development business contributed $896,000 and $1.8 million in sales and marketing expenses to the digital marketing services line of business. As of June 30, 2005, there were 18 sales and marketing personnel in our digital marketing services line of business, including 14 from our creative and web development business, compared to three sales and marketing personnel as of June 30, 2004.
     Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and related expenses for our Atlas sales force, including a prior agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. This agreement was ended in July 2004 in connection with our acquisition of TechnologyBrokers. In addition, these expenses include salaries of marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $2.4 million and $4.2 million during the three and six months ended June 30, 2005 from $2.0 million and $3.6 million for the three and six months ended June 30, 2004. This increase was primarily due to the addition of sales personnel headcount and their related sales and marketing efforts. The increase in sales and marketing expenses was partially offset by the termination of our agreement with TechnologyBrokers to provide sales support for the Atlas Digital Marketing Suite. As of June 30, 2005 there were 38 sales and marketing personnel in our digital marketing technologies line of business, including 2 from TechnologyBrokers, compared to 23 as of June 30, 2004.
     General and Administrative
     General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate information technology and administrative personnel, professional fees, and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, digital marketing technologies, and digital performance media lines of business consist primarily of a direct allocation of these costs based on several allocation methods including headcount and the percentage of revenue generated by a particular business unit. In addition, these expenses consist of certain executive and finance personnel dedicated entirely to the operations of a particular business unit. General and administrative expenses increased to $10.0 million and $17.7 million for the three and six months ended June 30, 2005 from $4.5 million and $8.6 million for the three and six months ended June 30, 2004. The increase in general and administrative expenses was primarily due to the acquisition of the creative and web development business as we acquired certain general and administrative personnel from SBI.Razorfish. Additionally, this increase was due to increased headcount necessary to support the growth of our operating units including costs associated with continued development and support of a new corporate financial system. As of June 30, 2005, there were 119 general and administrative personnel compared to 56 as of June 30, 2004. We also experienced increased expenses associated with efforts to comply with new corporate governance requirements, increases in performance-based compensation expenses and a non-recurring expense related to business and occupation taxes which was recorded to our digital marketing services line of business.
     Amortization of Intangible Assets
     Amortization of intangible assets relates to the intangible assets primarily consisting of customer relationships purchased through various acquisitions. Amortization of intangible assets was $1.8 million and $3.6 million during the three and six months ended June 30, 2005, respectively, compared to $333,000 and $846,000 during the three and six months ended June 30, 2004, respectively. The increase was due to the acquisition of NetConversions in February 2004 and SBI.Razorfish, MediaBrokers and TechnologyBrokers in July 2004.
     Client Reimbursed Expenses
     Client reimbursed expenses include all reimbursable project expenses billed to customers. These expenses are also recorded as a component of revenue. We recorded $959,000 and $1.6 million of client reimbursed expenses for the three and six months ended June 30, 2005 compared to immaterial amounts for the three and six months ended June 30, 2004. The increase in client reimbursed expenses was due to the SBI.Razorfish acquisition.
     Interest and Other Income, Net
     Interest and other income, net consists primarily of earnings on our cash, cash equivalents, and short-term investments. Interest and other income, net was $257,000 and $527,000 for the three and six months ended June 30, 2005, respectively and $477,000 and $1.1 million for the three and six months ended June 30, 2004, respectively. The decrease was primarily due to the decrease in cash, cash equivalents, and short-term investments from the use of cash for our various acquisitions.
     Interest Expense
     Interest expense was $583,000 and $1.2 million during the three and six months ended June 30, 2005, respectively, and $0 and $0 during the three and six months ended June 30, 2004, respectively. During the three and six months ended June 30, 2005, interest expense related to the sale and issuance of interest-bearing convertible debt in August and September 2004.
     Provision for Income Taxes
     The provision for income taxes was $5.2 million, $9.5 million, $520,000 and $793,000 during the three and six months ended June 30, 2005 and 2004, respectively. During the three and six months ended June 30, 2005, we recorded a provision for income taxes based on an estimated effective tax rate of 40%. During the three and six months ended June 30, 2004, we had a valuation allowance offsetting the majority of our net deferred tax assets and the provision for income taxes consisted primarily of state and local taxes and certain deferred taxes related to our acquired intangibles.
     Income From Operations
     During the three and six months ended June 30, 2005, the digital marketing services line of business generated $7.2 million and $11.6 million of income from operations, or 15% and 13% of revenue compared to $4.7 million and $6.8 million, or 37% and 30% of revenue, during the three and six months ended June 30, 2004. This decrease in income from operations as a percentage of revenue is due to lower operating margins generated from the creative and web development business due to the nature of its operations. While we expect the operating margins of the creative and web development portion of our business to be lower than the operating margins of our media and search business, we have implemented long-term initiatives to improve creative and web development margins and profitability. During the second quarter of 2005, we continued to see results of these initiatives as the digital marketing services line of business increased its income from operations as a percentage of revenue to 15% compared to 11% during the three months ended March 31, 2005. We anticipate the income from operations of our creative and web development business to continue to increase as a percentage of revenue over the next several years. We note, however, that this improvement may not be realized each successive quarter, due to the nature of the web development business.
     The digital marketing technologies line of business generated $10.0 million and $20.3 million of income from operations, or 44% and 47% of revenue, during the three and six months ended June 30, 2005 compared to $5.9 million and $10.1 million, or 41% and 38% of revenue, during the three and six months ended June 30, 2004. The increase in operating income as a percentage of revenue is due to the relatively low incremental cost of providing Atlas services to new clients and providing higher volumes of services to existing clients.
     The digital performance media line of business generated $1.2 million and $2.0 million of income from operations, or 18% and 17% of revenue during the three and six months ended June 30, 2005. An analysis of the change from the three and six months ended June 30, 2004 is not meaningful because DRIVEpm began operations during the three months ended March 31, 2005 and the acquisition of MediaBrokers did not occur until July 2004.
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
     As of June 30, 2005, we had cash and cash equivalents of $32.6 million, short-term investments of $35.2 million, and $80.0 million of convertible debt on our condensed consolidated balance sheet.
     Net Cash from Operating Activities
     Net cash provided by operating activities was $15.2 million and $31.2 million during the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities is primarily the result of the operating income created by our businesses, adjusted for changes in working capital. Working capital changes are most directly impacted by the timing of collection of our accounts receivable. Our accounts receivable balance on June 30, 2005 increased by $27.9 million from the balance on December 31, 2004, primarily due to an increase in revenue recognized during the six months ended June 30, 2005.
     Net Cash from Investing Activities
     Our investing activities primarily relate to the purchase and sale of short-term investments, purchases of property and equipment, and acquisition-related activities. Net cash used in investing activities was $12.5 million for the six months ended June 30, 2005 and net cash provided by investing activities was $15.4 million for the six months ended June 30, 2004.
     We purchase primarily investment-grade marketable securities with maturities of less than two years. Net cash from investing activities is effected by the timing of the purchases and sales of these marketable securities. During the six months ended June 30, 2005, we had net purchases of marketable securities of $626,000 and during the six months ended June 30, 2004 we had net sales of marketable securities of $24.2 million. The sale of marketable securities during the six months ended June 30, 2004 was primarily due to the need to liquidate investments to meet the funding requirements of our various acquisitions during the year ended December 31, 2004.
     Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, computer hardware and software for the development of our proprietary technology, and leasehold improvements for our facilities. During the six months ended June 30, 2005 and 2004, capital expenditures were $10.3 million and $4.5 million, respectively. This increase was primarily due to the construction of a data center to support and grow the digital marketing technologies line of business, the development of our technology infrastructure to support the growth of our business, and the integration of our technology platforms with those acquired with our creative and web development business.

     In February 2004, we purchased NetConversions for $4.6 million. We acquired $60,000 of cash and incurred acquisition costs of $136,000. During the three months ended March 31, 2005, NetConversions earned an interim milestone payment of $188,000 based on its earnings through March 31, 2005. This amount was paid to the previous owners of NetConversions during the three months ended June 30, 2005.
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
     Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $5.4 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively. This increase was due to an increase in stock options exercised and an increase in participation in our employee stock purchase plan during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
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
Commitments and Contingencies
     As of June 30, 2005, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of June 30, 2005 (in thousands):

	Six Months ended
	December 31,	Year Ended December 31,
	2005	2006	2007	2008	2009	Thereafter
Commitments:
Operating leases	$2,588	$5,733	$4,710	$3,886	$2,784	$5,038
Sublease rental income	(142)	(205)	(45)	—	—	—
Ad content delivery services	439	87	20	—	—	—
Convertible debt (including interest payments)	900	1,800	1,800	1,800	1,800	107,000

Total commitments	$3,785	$7,415	$6,485	$5,686	$4,584	$112,038

     In August and September 2004, we issued $80 million of convertible senior subordinated notes in a private placement. The notes bear interest of 2.25 percent per year, payable semi-annually, and are convertible into approximately 6.2 million shares of our common stock at a conversion price of $12.98 per share. On or after August 15, 2009, we may at our option redeem all or a portion of the notes for cash at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. In addition, on each of August 15, 2009, August 15, 2014, and August 15, 2019, holders may require us to purchase all or a portion of their notes for cash at 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. As of June 30, 2005, outstanding convertible debt was $80 million.
     The i-FRONTIER purchase agreement provides for a future contingent payment in 2006, which will be determined based upon the operating results of i-FRONTIER through December 31, 2005. The contingent payment will be recorded as goodwill when the actual amount is determined, due to the uncertainty of achieving these results. The calculation of the contingent payments is based upon a combination of a multiple of earnings through December 31, 2005 and an amount equal to the value of net assets at the date of acquisition. The agreement includes an interim payment based upon i-FRONTIER earnings during the two years ending December 31, 2003, which is partially refundable based upon i-FRONTIER earnings during the four years ending December 31, 2005. In October 2004, we paid the previous owner of i-FRONTIER consideration in the amount of $1.5 million for this interim payment. In the event that i-FRONTIER achieves results consistent with management’s estimates, we estimate that the final contingency payment will be between $22.1 million and $26.3 million and there is no maximum payment specified in the agreement.
     The GO TOAST purchase agreement provides for future contingent payments in 2005 and 2006, which will be determined based upon the actual revenue results of GO TOAST through December 31, 2005. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. Any contingent payments will be recorded as goodwill. The agreement includes an interim payment based upon GO TOAST revenue during the year ended December 31, 2004 and a final payment based on revenue during the two years ending December 31, 2005. During the three months ended March 31, 2005, we paid the previous owners of GO TOAST consideration in the amount of $500,000 for the 2005 interim payment. In the event that GO TOAST achieves results consistent with management’s estimates, we estimate the final contingency payment to be between $83,000 and $1.8 million with a maximum potential payment of $4.0 million.
     The NetConversions purchase agreement provides for contingent payments from 2004 to 2006 based on actual earnings results of NetConversions through January 31, 2006. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. The first contingency payment will be paid after the month in which a certain operating income milestone is met and the second contingency payment will be made in 2006 based upon the cumulative earnings of NetConversions through January 31, 2006. During the three months ended March 31, 2005, NetConversions earned an interim milestone payment of $188,000 based on its earnings through March 31, 2005. In the event that NetConversions achieves results consistent with management’s estimates, we estimate the final contingency payment will be between $188,000 and $563,000 with a maximum potential payment of $2.5 million.
     The TechnologyBrokers and MediaBrokers purchase agreement provides for future contingent payments, which will be paid provided certain earnings thresholds are met through July 31, 2006. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. The payments will be adjusted based on actual earnings through July 31, 2006. In the event that TechnologyBrokers and MediaBrokers achieve results consistent with management’s estimates, we estimate these payments will be between $20.4 million and $31.8 million and there is no maximum payment specified in the agreement.
     We have been selected by the City of Seattle for a routine business and occupation tax audit. The period under audit is January 1, 1999 through December 31, 2003. The audit has not been completed. We believe that we have complied with the Seattle Municipal Tax Code.
Outlook for 2005
     For the three months ending September 30, 2005, we anticipate revenue between $72.0 million and $76.0 million and net income between $0.08 and $0.11 per diluted share. For the year ending December 31, 2005, we anticipate revenue between $288.0 million and $298.0 million and net income between $0.38 and $0.43 per diluted share.
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
     We incurred net losses of $105.1 million for the period from our inception on July 1, 1997 through September 30, 2002. As of June 30, 2005, our accumulated deficit was $33.9 million. We expect to continue to make additional operating and capital expenditures and, as a result, we will need to generate additional revenue to maintain profitability, which we first achieved in the quarter ended December 31, 2002. If our revenue grows more slowly than we anticipate or declines, or if our operating expenses exceed our expectations, we may be unable to maintain profitability.
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
     Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:
     · addition of new clients or loss of current clients;
     · seasonal fluctuations in advertising spending;
     · timing variations on the part of advertisers with regard to implementing advertising campaigns;
     · changes in the availability and pricing of advertising space;
     · timing and amount of our costs; and
     · costs related to any possible future acquisitions of technologies or businesses.
     · timing in the completion of web development projects or in the recognition of revenue on those projects.

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
     We are substantially dependent on cookie and action tag technology to target our clients’ advertising campaigns and measure their effectiveness. Any reduction in our ability to use cookies or action tags or other means to build anonymous user profiles could harm our business. Such a reduction may result from several causes, including governmental action, technology or litigation. First, governmental bodies concerned with the privacy of Internet users have suggested limiting or eliminating the use of cookies, action tags or user profiling. Bills aimed at regulating the collection and use of personal data from Internet users are currently pending in Congress and many state legislatures. Other bills, which are intended to regulate spyware, may be drafted in such a way as to include technology like cookies and action tags in the definition of spyware, thereby creating restrictions that could reduce our ability to use them. In addition, the Federal Trade Commission and the Department of Commerce have conducted hearings regarding user profiling, the collection of non-personally identifiable information and online privacy. Outside the United States, privacy concerns have led to legal and technical limitations on the use of cookies, action tags and user profiling. For example, the European Union has adopted a directive addressing data privacy that limits the collection, disclosure and use of information regarding European Internet users and has enacted an electronic communications directive that imposes certain restrictions on the use of cookies and action tags and also places restrictions on the sending of unsolicited communications. Second, users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Most anti-spyware software programs also include functionality that block’s or deletes cookies. Internet browser software upgrades may also result in limitations on the use of cookies or action tags. Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and action tag information. In addition, third parties have brought class action lawsuits against us and other companies relating to the use of cookies, and we may be subject to similar lawsuits in the future. The results of such lawsuits could limit or eliminate our ability to use cookies and action tags. In certain instances at the request of some of our Avenue A | Razorfish clients, we collect personally identifiable information of Internet users. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time to meet operational needs or changes in the law or industry best practices. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law.
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
     If our services fail to perform properly for our clients, we may be exposed to liability to our clients or to the customers for whom our clients used our services. We may also be subject to liability if we are unable to adequately identify and address invalid activity on the Internet, such as click fraud, the effects of ad blocking software, or actions of other illegal or legitimate Internet technologies, that affects the services we perform for clients or the manner in which we bill clients. In addition, our clients may use our technology-based services in a manner that fails to comply with applicable laws, including but not limited to laws and regulations surrounding the Internet. For example, because our services may be used by clients to transmit information over the Internet, our services might be used by clients to transmit information that violates laws or regulations, or to transmit negative messages, unauthorized reproduction of copyrighted material, inaccurate data, harmful applications or computer viruses to end-users in the course of delivery. Any claims made against us arising in connection with our clients’ use of our services, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from business operations. In addition, such claims may require us to pay substantial damages, modify or discontinue some of our services and otherwise seriously harm our business and damage our reputation.
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

     We may not be able to compete successfully in the market for Internet advertising, marketing and consulting.
     The market for Internet advertising, marketing and consulting services is relatively new, yet competitive. In the digital marketing services segment, Avenue A | Razorfish competes with interactive advertising agencies, traditional advertising agencies that perform Internet advertising and marketing as part of their services to clients, and companies that provide marketing services, such as Digitas. We also compete in the digital marketing services market with several technology system integrators, such as IBM Global Solutions and Accenture. Our digital marketing technologies, through Atlas, compete with third-party ad serving companies and campaign management technology companies, such as DoubleClick and ValueClick. In addition, the Atlas OnePoint offering competes with providers of search management capabilities, such as Did It and Bid Rank, and Atlas NetConversions competes with providers of website usability and effectiveness metrics tools, such as Keynote Systems, Optimost and Offermatica. Our digital performance media, through DRIVEpm and MediaBrokers competes with providers of performance media such as Advertising.com and Aptimus, Inc.
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
     Our services are substantially dependent on certain systems provided by third parties over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area and in Weehawken, New Jersey, Dallas, Texas, Watertown, Massachusetts and London, England at facilities operated by Savvis, Inc. and MCI Worldcom Communications, Inc. Additionally, Akamai Technologies, Inc. provides content delivery for us at its facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Internet advertising networks and websites due to system failures unrelated to our own systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.
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
     Legislation, regulations or standards may be adopted or amended that could impair our ability to provide our services to clients or otherwise harm our business. The legal and regulatory environment governing the Internet and Internet advertising is uncertain and may change. Laws, regulations and standards may be adopted or amended covering issues such as privacy, pricing, acceptable content, consumer protection, adware and spyware, and quality of products and services on the Internet. These laws, regulations and standards could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising medium. Also, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of advertising networks or websites. Any of these developments could harm our business.
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
     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended July 27, 2005, the closing price of our common stock ranged from $7.56 to $19.70 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
Changes in Internal Controls
     In connection with the acquisition of SBI. Razorfish in July 2004, we entered into a Transition Services Agreement with SBI Services, Inc. in which SBI services provided financial accounting services for the acquired SBI. Razorfish operations. In May 2005, we began performing all financial accounting for the acquired SBI. Razorfish operations.
     No other changes were made to our internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     IPO Securities Litigation. Both aQuantive and Razorfish are defendants in consolidated securities class action complaints filed in the United States District Court for the Southern District of New York. These consolidated complaints are among over 300 similar consolidated class action lawsuits filed against underwriters and other issuers of stock in initial public offerings. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which has received preliminary approval from the Court, but remains subject to a number of procedural conditions. Please see the our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description of this litigation.
     Sotelo Purported Class Action Litigation. In April 2005, aQuantive was named as a defendant in a lawsuit filed in Circuit Court of Cook County, Illinois, Chancery Division, captioned Stephen Sotelo v. DirectRevenue, LLC, et. al, Case No. 05CH 05883. This case was subsequently removed to the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that DirectRevenue and certain other named defendants deceptively downloaded harmful spyware to plaintiffs’ and putative class members’ computers, and seeks compensatory and injunctive relief. The two claims asserted against the Company, unjust enrichment and trespass to chattels, relate to allegations that the Company sent intrusive advertisements. The Company has filed a motion to dismiss these claims. The Company believes that the claims against it are without merit and intends to vigorously defend itself in this litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Shareholders on May 25, 2005. 55,265,483 shares were represented in person or by proxy constituting 87.83 percent of the outstanding shares and entitled to vote at the annual meeting. Three directors were elected to the Board, each to hold office for a three-year term as more fully described in the proxy statement. The nominees received the following votes (there were no broker non-votes):

Nominee	For	Withheld
Nicolas J. Hanauer	39,091,346	16,174,137
Brian P. McAndrews	52,928,975	2,336,508
Jack Sansolo	52,926,337	2,339,146
     Two continuing directors, Richard P. Fox and Michael B. Slade have terms that expire in 2006. Three continuing directors, Peter M. Neupert, Linda J. Srere and Jaynie M. Studenmund, have terms that expire in 2007.
ITEM 6. EXHIBITS

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2005.

AQUANTIVE, INC.

By:	/s/ MICHAEL VERNON

Michael Vernon Chief Financial Officer (Authorized Officer and Principal Financial Officer)