Form 10-Q
period 2005-09-30
AQUANTIVE INC
filed 2005-11-09
CIK 1071806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑No
     The number of shares of the registrant’s Common Stock outstanding as of November 1, 2005 was 65,439,832.

AQUANTIVE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 5. Other Information	21
Item 6. Exhibits	21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1. Condensed Consolidated Financial Statements
AQUANTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$51,227	$24,555
Short-term investments	35,373	34,692
Accounts receivable, net of allowances of $2,818 and $3,144	140,876	106,683
Other receivables	545	1,486
Prepaid expenses and other current assets	2,596	1,631
Deferred tax asset	7,204	7,204

Total current assets	237,821	176,251

Property and equipment, net	24,733	17,569
Goodwill	135,161	137,845
Other intangible assets, net	30,194	36,226
Other assets	2,461	2,690
Deferred tax assets, net	16,534	15,642

Total assets	$446,904	$386,223

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$75,279	$68,542
Accrued liabilities	27,979	21,066
Pre-billed media	16,608	15,655
Deferred rent, current portion	547	603
Deferred revenue	10,304	10,394

Total current liabilities	130,717	116,260
Deferred rent, less current portion	3,934	3,010
Long-term accrued liabilities	398	456
Notes payable	80,000	80,000

Total liabilities	215,049	199,726

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 65,299 and 62,256 shares issued and outstanding	653	623
Paid-in capital	255,859	233,898
Accumulated deficit	(24,492)	(48,099)
Accumulated other comprehensive (loss) income	(165)	75

Total shareholders’ equity	231,855	186,497

Total liabilities and shareholders’ equity	$446,904	$386,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$78,762	$46,740	$220,948	$97,231
Costs and expenses:
Cost of revenue	10,444	6,073	28,080	14,608
Client support	35,138	22,661	101,847	36,900
Product development	2,482	1,580	6,615	4,486
Sales and marketing	4,040	3,027	10,450	7,011
General and administrative	8,047	6,102	25,749	14,692
Amortization of intangible assets	1,803	1,370	5,409	2,216
Client reimbursed expenses	1,103	557	2,740	557

Total costs and expenses	63,057	41,370	180,890	80,470

Income from operations	15,705	5,370	40,058	16,761
Interest and other income, net	495	268	1,022	1,325
Interest expense	580	265	1,753	265

Income before provision for income taxes	15,620	5,373	39,327	17,821
Provision (benefit) for income taxes	6,183	(18,762)	15,720	(17,969)

Net income	$9,437	$24,135	$23,607	$35,790

Basic net income per share	$0.15	$0.39	$0.37	$0.59

Diluted net income per share	$0.13	$0.34	$0.33	$0.53

Shares used in computing basic net income per share	64,456	61,411	63,502	60,966

Shares used in computing diluted net income per share	77,113	70,889	75,665	68,233

Comprehensive income:
Net income	$9,437	$24,135	$23,607	$35,790
Items of comprehensive (loss) income	(111)	210	(240)	(144)

Comprehensive income	$9,326	$24,345	$23,367	$35,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,607	$35,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,822	6,051
Stock option income tax benefit	11,681	5,388
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(34,194)	(22,136)
Other receivables, prepaid expenses and other current assets	(25)	(70)
Other assets	(174)	613
Accounts payable	6,737	13,422
Accrued liabilities	8,066	1,737
Pre-billed media	953	9,101
Deferred rent	558	662
Deferred revenue	(90)	234
Deferred taxes	2,556	(24,102)

Net cash provided by operating activities	33,497	26,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,517)	(7,089)
(Purchases) proceeds from short term investments, net	(956)	56,297
Acquisitions, less cash received of $408 in 2004	(1,664)	(96,689)

Net cash used in investing activities	(17,137)	(47,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable	—	(74,697)
Payment of debt issuance costs	—	(2,230)
Proceeds from issuance of convertible debt	—	80,000
Proceeds from issuance of common stock related to exercises of common stock options and the ESPP	10,312	4,020

Net cash provided by financing activities	10,312	7,093

Net increase (decrease) in cash and cash equivalents	26,672	(13,698)
Cash and cash equivalents, beginning of period	24,555	32,797

Cash and cash equivalents, end of period	$51,227	$19,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(in thousands except per share amounts)
(unaudited)
1.   Organization and Operations of the Company
     aQuantive, Inc. (the Company) provides digital marketing services, technologies, and performance media to businesses. The Company was founded on July 1, 1997 under the brand name Avenue A and incorporated on February 27, 1998 in Washington State. The Company’s headquarters are located in Seattle, Washington. i-FRONTIER was acquired in November 2002, GO TOAST was acquired in December 2003, Atlas Site Optimization (formerly NetConversions) was acquired in February 2004, and SBI.Razorfish, MediaBrokers and TechnologyBrokers were acquired in July 2004. The results of operations for the three and nine months ended September 30, 2005 and 2004 include the results of acquired businesses from their respective dates of acquisition. In early 2005, the Company launched the rebranding of its collective digital marketing services offerings, including i-FRONTIER, as Avenue A | Razorfish and its collective digital marketing technologies offerings as Atlas.
     The Company operates in three lines of business: digital marketing services, digital marketing technologies, and digital performance media. The Company’s digital marketing services line of business, Avenue A | Razorfish, provides service offerings to clients that include web advertising, website development, email services, strategic portal relationships, affiliate programs, customer targeting, analytical services, search engine marketing, and creative. The Company’s digital marketing technologies line of business, Atlas, provides a digital marketing management system to manage digital marketing programs and website effectiveness. The Company’s digital performance media line of business, DRIVEpm and MediaBrokers, serves as a liaison between online publishers and advertisers by buying blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis.
2.   Summary of Significant Accounting Policies
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2004, 2003, and 2002, as included in the Company’s Annual Report on Form 10-K filed with the SEC.
   Reclassifications
Certain prior year amounts have been reclassified to conform to the 2005 presentation.
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
   Revenue Recognition
     The Company follows Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” as updated by SAB 104, “Revenue Recognition” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In addition, SAB 104 integrates the guidance in Emerging Issues Task Force Issue (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company also follows Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. In addition, the Company follows the final consensus reached by the EITF in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

   Digital Marketing Services
     The Company’s digital marketing services line of business, Avenue A | Razorfish, offers services to help clients use the Internet as an integrated online advertising and business channel. The service offering includes a process anchored in strategic marketing, user-centric design, dynamic technology platforms and channel integration and optimization. The agency’s core services include media management, website and web application development, and ad creative. In addition, the agency also offers tools such as the Business Intelligence System, ChannelScope, BrandOptics, Customer Targeting, Email and Customer Insights.
     Media management is comprised of several tasks including media planning and buying, ad serving, campaign analysis, optimization, and search engine marketing. Each of these tasks is executed on an ongoing basis, adding value throughout the duration of a campaign and representing only one deliverable to the client. Avenue A | Razorfish earns fees for media management in two different ways depending on the contractual terms with the client. The majority of revenue is earned based on the dollar amount of advertising space purchased on behalf of its clients. The Company recognizes this revenue as one accounting unit over the period of the campaign at the rate at which the advertising is delivered. Certain contractual agreements with clients are structured such that media management services are priced and earned on an hourly rate which is applied to the hours worked on each client. In this case, revenue is recognized as one accounting unit over the period of the campaign at the rate of which hours are worked.
     Revenue from website and web application development and ad creative are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenue derived from fixed-fee consulting contracts is recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs and milestone outputs, as applicable. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Revenue derived from time and materials consulting contracts is recognized as the services are performed. Billings on uncompleted contracts may be greater than or less than the revenue recognized and are recorded as either unbilled receivables (an asset) or deferred revenue (a liability) in the accompanying condensed consolidated financial statements.
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
   Digital Marketing Technologies
     Our Digital Marketing Technologies segment encompasses our Atlas businesses. These include our Atlas Enterprise business that offers campaign management, rich media, search and web site optimization technology solutions for large advertisers and ad agencies and our Atlas Publisher business. Such services are recognized based on either volume or subscription except for Atlas Site Optimization which is recognized using a proportional performance method of accounting. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.

     Digital Performance Media
     DRIVEpm and MediaBrokers, our digital performance media segment, serves as a liaison between online publishers and advertisers by purchasing blocks of online ad inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. DRIVEpm offers both the Performance and Selector program and MediaBrokers offers both the MediaBrokers Pay For Performance (PFP) and MediaBrokers Cost Per Impression (CPM) programs. Under the Performance and MediaBrokers PFP programs, clients designate specific actions desired and pay once the specified actions are achieved. Under the Selector and MediaBrokers CPM programs, clients can focus ad impressions on those users that fit predetermined customer segments.
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
     Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses primarily include airfare, mileage, meals and hotel stays. All reimbursable project expenses billed to customers are recorded as a component of revenue and all reimbursable project expenses incurred are recorded as a component of operating expenses.
     The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A	12%	*	12%	10%

*	Less than 10%
     The customer that represents sales of more than 10% of consolidated revenues is included in both the digital marketing services and digital marketing technologies segments. There were no customers that represented more than 10% of consolidated accounts receivable as of September 30, 2005 or December 31, 2004.
   Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 30, 2005. The Company is required to adopt SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, “Accounting for Stock-Based Compensation,” no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” below for the pro forma net income and net income per share amounts, for the three and nine months ended September 30, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will result in share based payment expense between $12 million and $15 million, net of tax, for the year ending December 31, 2006. The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, actual option grant activity during the year ending December 31, 2006, the valuation model chosen by the Company to value stock-based awards, the assumed award forfeiture rate, and the transition method chosen for adopting SFAS 123(R).
3.   Stock-Based Compensation
     The Company has elected to apply the disclosure-only provisions of SFAS 123. In accordance with the provisions of SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS 123,” the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its stock option plans. The Company has not issued any non-qualified stock options to non-employees during the three or nine months ended September 30, 2005 and 2004 and therefore has not recorded any compensation expense for those periods.

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123 had been applied:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$9,437	$24,135	$23,607	$35,790
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(2,780)	(3,219)	(7,013)	(7,527)

Pro forma net income, fair value method for all stock-based awards	$6,657	$20,916	$16,594	$28,263

Basic net income per share:
As reported	$0.15	$0.39	$0.37	$0.59
Pro forma	$0.10	$0.34	$0.26	$0.46
Diluted net income per share:
As reported	$0.13	$0.34	$0.33	$0.53
Pro forma	$0.09	$0.30	$0.22	$0.41
     The fair value for options granted under the Company’s stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average risk-free interest rate	4.07	3.51	3.98	3.34
Expected lives (in years from vest date)	4.5-8	1-6.5	4.5-8	1-6.5
Expected volatility	91%	102%	101%	104%
The fair value of the shares granted under the Company’s employee stock purchase plan was estimated using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average risk-free interest rate	3.75	1.87	3.22	2.27
Expected lives (in years from vest date)	0.5-1.0	0.5-1.0	0.5-1.0	0.5-1.0
Expected volatility	47%	60%	50%	55%
4.   Net Income Per Share
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share:

	Three Months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (numerator for basic)	$9,437	$24,135	$23,607	$35,790
Add: Interest expense on convertible notes, net of tax	354	165	1,068	165

Adjusted net income (numerator for diluted)	$9,791	$24,300	$24,675	$35,955

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	64,456	61,411	63,502	60,966
Shares used in computation of basic net income per share
Add: Dilutive effect of employee stock options	6,494	5,504	6,000	5,933
Add: Dilutive effect of convertible debt	6,163	3,974	6,163	1,334

Shares used in computation of diluted net income per share	77,113	70,889	75,665	68,233

Basic net income per share	$0.15	$0.39	$0.37	$0.59

Diluted net income per share	$0.13	$0.34	$0.33	$0.53

     Using the “treasury stock method,” during the three months ended September 30, 2005 and 2004, 403 and 2,274, respectively, and during the nine months ended September 30, 2005 and 2004, 416 and 971, respectively, weighted common stock equivalent shares related to stock options are excluded in the calculation of diluted net income per share, as their effect is anti-dilutive.
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
     Segment information for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	Three Months ended September 30, 2005
Revenue	$48,495	$23,514	$6,753	$—		$78,762
Costs and expenses:
Cost of revenue	—	5,982	4,250	212	[1]	10,444
Client support	34,344	—	794	—		35,138
Product development	—	2,482	—	—		2,482
Sales and marketing	1,084	2,539	417	—		4,040
General and administrative	3,113	1,888	320	2,726		8,047
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	1,103	—	—	—		1,103

Total costs and expenses	39,644	12,891	5,781	4,471		63,057

Income (loss) from operations	$8,851	$10,623	$972	$(4,471)		$15,705

	Three Months ended September 30, 2004
Revenue	$28,299	$15,612	$2,829	$—		$46,740
Costs and expenses:
Cost of revenue	—	3,815	2,066	192	[1]	6,073
Client support	22,116	—	545	—		22,661
Product development	—	1,580	—	—		1,580
Sales and marketing	1,205	1,822	—	—		3,027
General and administrative	1,957	1,679	119	2,347		6,102
Amortization of intangible assets	—	—	—	1,370		1,370
Client reimbursed expenses	557	—	—	—		557

Total costs and expenses	25,835	8,896	2,730	3,909		41,370

Income (loss) from operations	$2,464	$6,716	$99	$(3,909)		$5,370

	Nine Months ended September 30, 2005
Revenue	$135,834	$66,637	$18,477	$—		$220,948
Costs and expenses:
Cost of revenue	—	16,346	11,138	596	[1]	28,080
Client support	98,907	—	2,940	—		101,847
Product development	—	6,615	—	—		6,615
Sales and marketing	3,259	6,774	417	—		10,450
General and administrative	10,474	5,978	969	8,328		25,749
Amortization of intangible assets	—	—	—	5,409		5,409
Client reimbursed expenses	2,740	—	—	—		2,740

Total costs and expenses	115,380	35,713	15,464	14,333		180,890

Income (loss) from operations	$20,454	$30,924	$3,013	$(14,333)		$40,058

	Nine Months ended September 30, 2004
Revenue	$50,946	$42,006	$4,279	$—		$97,231
Costs and expenses:
Cost of revenue	—	10,486	3,738	384	[1]	14,608
Client support	35,861	—	1,039	—		36,900
Product development	—	4,486	—	—		4,486
Sales and marketing	1,561	5,450	—	—		7,011
General and administrative	3,731	4,727	217	6,017		14,692
Amortization of intangible assets	—	—	—	2,216		2,216
Client reimbursed expenses	557	—	—	—		557

Total costs and expenses	41,710	25,149	4,994	8,617		80,470

Income (loss) from operations	$9,236	$16,857	$(715)	$(8,617)		$16,761

[1]	For the three and nine months ended September 30, 2005 and 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of GO TOAST and Atlas Site Optimization.
     The Company recorded $7,752 and $21,412 of revenue to international customers during the three and nine months ended September 30, 2005, respectively, and $2,543 and $5,179 during the three and nine months ended September 30, 2004, respectively.
     Pursuant to SFAS 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker. Additionally, substantially all of the Company’s assets are located in the United States as of September 30, 2005 and 2004.
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
     The Company is also currently the subject of purported class action litigation that alleges that certain other named defendants deceptively downloaded harmful software to the plaintiffs’ computers, and that the Company sent intrusive advertisements to plaintiffs’ computers. One of the claims originally asserted against the Company was dismissed; the remaining claim asserted against the Company is trespass to chattels. An adverse result in either of these pending lawsuits could seriously harm the Company’s business. In addition, the Company may be subject to additional suits in the future by government entities or other third parties regarding the Company’s collection and use of Internet user information, Internet advertising practices intellectual property rights, alleged violations of the federal securities laws or other matters, any of which could seriously harm the Company’s business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” “may,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Our actual results could differ materially and adversely from those discussed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” included in the Post-Effective Amendment No. 2 on Form S-3 to Form S-1 filed November 4, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the three and nine months ended September 30, 2005 and 2004. In the next section, beginning on page 13, we discuss our results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. We then provide an analysis of changes in our cash flows, discuss our financial commitments in the section titled “Liquidity and Capital Resources,” and provide our outlook for the remainder of 2005.
Overview
     We are a digital marketing services and technology company that helps marketers acquire, retain, and grow customers across digital media. We are organized into three lines of business, digital marketing services, digital marketing technologies, and digital performance media.
   Acquisitions and Comparability of Operations
     Our results of operations for the three and nine months ended September 30, 2005 include the results of several acquisitions during 2004 including Atlas NetConversions (now Atlas Site Optimization) in February 2004 and MediaBrokers, TechnologyBrokers (now Atlas Europe) and SBI.Razorfish (now part of Avenue A | Razorfish) in July 2004. The results of these acquisitions must be factored into any comparison of our 2005 results of operations to 2004 results.
   Digital Marketing Services
     Our digital marketing services line of business, Avenue A | Razorfish, offers advertisers a suite of digital marketing services to help clients use the Internet as an integrated online business channel. All of our capabilities include a process anchored in strategic marketing, user-centric design, dynamic technology platforms, channel integration and optimization. We provide digital marketing services through our media and search business that offers media planning and buying, ad serving, campaign analysis, optimization, search engine marketing, customer targeting and email, using proprietary tools including Business Intelligence System, ChannelScope and BrandOptics. We also provide digital marketing services through our creative and web development business acquired primarily from SBI.Razorfish.
   Digital Marketing Technologies
     Atlas provides digital marketing technologies to manage digital marketing programs and website effectiveness for advertising agencies and enterprise marketers, and select publishers. We provide the following Atlas services for managing digital marketing programs:
•	Atlas Digital Marketing Suite, an end-to-end solution for managing Internet advertising that consists of the Atlas Media Console, the Atlas Creative Management System, Atlas Delivery and Tracking Services and the Atlas Analysis and Optimization Engine;

•	Atlas Search, an integrated search marketing and online campaign management toolset;

•	Atlas Rich Media, an integrated rich media and online campaign management toolset;

•	Atlas Site Optimization, a website usability tool that allows our clients to optimize their websites;

•	Atlas Publisher, a highly-scalable ad serving solution focused solely on helping publishers maximize revenue and lower costs associated with performance-focused advertisers.

   Digital Performance Media
     DRIVEpm and MediaBrokers, our digital performance media segment, serve as liaisons between online publishers and advertisers by purchasing blocks of online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. We provide the following services for managing targeting programs:
•	DRIVEpm’s Selector and MediaBrokers’ CPM Program, targeting tools that allow our clients to focus ad impressions on those users that fit a predetermined customer segment; and

•	DRIVEpm’s Performance and MediaBrokers’ PFP Programs, service offerings that allow our clients to control the cost of a desired action by paying on a cost per action basis.
Critical Accounting Policies and Judgments
     The preparation of financial statements in conformity with GAAP in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.
     There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2005 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2004.
Estimates and Assumptions Related to Financial Statements
     The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP in the United States. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, the allowance for doubtful accounts, allowance for sales credits, deferred revenue, intangible assets, goodwill, the carrying amount of property and equipment, contingencies and obligations related to employee benefits, taxes and general business contingencies. Actual results could differ from those estimates.
Results of Operations
     The following table presents statements of operations data for each of our lines of business for the three and nine months ended September 30, 2005 and 2004.

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	Three Months ended September 30, 2005
Revenue	$48,495	$23,514	$6,753	$—		$78,762
Costs and expenses:
Cost of revenue	—	5,982	4,250	212	[1]	10,444
Client support	34,344	—	794	—		35,138
Product development	—	2,482	—	—		2,482
Sales and marketing	1,084	2,539	417	—		4,040
General and administrative	3,113	1,888	320	2,726		8,047
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	1,103	—	—	—		1,103

Total costs and expenses	39,644	12,891	5,781	4,471		63,057

Income (loss) from operations	$8,851	$10,623	$972	$(4,471)		$15,705

Interest and other income, net						495
Interest expense						580
Provision for income taxes						6,183

Net income						$9,437

	Three Months ended September 30, 2004
Revenue	$28,299	$15,612	$2,829	$—		$46,740
Costs and expenses:
Cost of revenue	—	3,815	2,066	192	[1]	6,073
Client support	22,116	—	545	—		22,661
Product development	—	1,580	—	—		1,580
Sales and marketing	1,205	1,822	—	—		3,027
General and administrative	1,957	1,679	119	2,347		6,102
Amortization of intangible assets	—	—	—	1,370		1,370
Client reimbursed expenses	557	—	—	—		557

Total costs and expenses	25,835	8,896	2,730	3,909		41,370

Income (loss) from operations	$2,464	$6,716	$99	$(3,909)		$5,370
Interest and other income, net						268
Interest expense						265
Benefit for income taxes						(18,762)

Net income						$24,135

	Nine Months ended September 30, 2005
Revenue	$135,834	$66,637	$18,477	$—		$220,948
Costs and expenses:
Cost of revenue	—	16,346	11,138	596	[1]	28,080
Client support	98,907	—	2,940	—		101,847
Product development	—	6,615	—	—		6,615
Sales and marketing	3,259	6,774	417	—		10,450
General and administrative	10,474	5,978	969	8,328		25,749
Amortization of intangible assets	—	—	—	5,409		5,409
Client reimbursed expenses	2,740	—	—	—		2,740

Total costs and expenses	115,380	35,713	15,464	14,333		180,890

Income (loss) from operations	$20,454	$30,924	$3,013	$(14,333)		$40,058

Interest and other income, net						1,022
Interest expense						1,753
Provision for income taxes						15,720

Net income						$23,607

	Nine Months ended September 30, 2004
Revenue	$50,946	$42,006	$4,279	$—		$97,231
Costs and expenses:
Cost of revenue	—	10,486	3,738	384	[1]	14,608
Client support	35,861	—	1,039	—		36,900
Product development	—	4,486	—	—		4,486
Sales and marketing	1,561	5,450	—	—		7,011
General and administrative	3,731	4,727	217	6,017		14,692
Amortization of intangible assets	—	—	—	2,216		2,216
Client reimbursed expenses	557	—	—	—		557

Total costs and expenses	41,710	25,149	4,994	8,617		80,470

Income (loss) from operations	$9,236	$16,857	$(715)	$(8,617)		$16,761

Interest and other income, net						1,325
Interest expense						265
Benefit from income taxes						(17,969)

Net income						$35,790

[1]	For the three and nine months ended September 30, 2005 and 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of GO TOAST and Atlas Site Optimization.

     Revenue
     Revenue from digital marketing services consists primarily of fees earned from web media management and creative and web development services. The digital marketing services line of business has experienced significant growth when comparing the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004. The digital marketing services line of business generated revenue of $48.5 million and $135.8 million during the three and nine months ended September 30, 2005 compared to $28.3 million and $50.9 million during the three and nine months ended September 30, 2004, respectively. Revenue increased by 71% and 167% during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004. This increase in revenue is primarily due to the acquisition of our creative and web development business in July 2004. As this business was acquired in late July 2004, it contributed only two months of revenue during the three and nine months ended September 30, 2004. Our creative and web development business contributed $32.8 million and $90.1 million in revenue during the three and nine months ended September 30, 2005 compared to $17.5 million for both the three and nine months ended September 30, 2004. The increase in revenue can also be attributed to new client wins and increased spending from existing clients. Our web media business contributed $15.7 million and $45.7 million in revenue during the three and nine months ended September 30, 2005, respectively, compared to $10.8 million and $33.4 million during the three and nine months ending September 30, 2004, respectively. This represents an increase in revenue for our web media business of 47% and 38% during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 and this increase is primarily due to increased advertising budgets and spending by our existing clients in addition to new client wins. As the integration of the creative and web development business progressed during the three and nine months ended September 30, 2005, we experienced customer cross-selling between the media and search business and the web development business and expect to see more clients utilizing our full-service offering in the future.
     Revenue from digital marketing technologies consists primarily of fees earned from providing digital marketing technologies to manage digital marketing programs and website effectiveness for advertising agencies, enterprise marketers and select publishers. Our digital marketing technologies line of business generated revenue of $23.5 million and $66.6 million during the three and nine months ended September 30, 2005, respectively, compared to $15.6 million and $42.0 million during the three and nine months ended September 30, 2004, respectively. This represents an increase in revenue of 51% and 59% during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, respectively. The increased use of Atlas technology by existing clients combined with a consistent increase in client base during the past several quarters of both agencies and direct advertisers contributed to the majority of this increase.
     Revenue from digital performance media consists primarily of the gross value of the advertising space that was purchased for our clients and our fee for providing such service. Revenue from digital performance media increased to $6.8 million and $18.5 million during the three and nine months ended September 30, 2005, respectively, from $2.8 million and $4.3 million during the three and nine months ended September 30, 2004, respectively. The increase in revenue is primarily due to increased spending from existing clients and an increased client and publisher base at both MediaBrokers and DRIVEpm over the last several quarters. Additionally, MediaBrokers was acquired in late July 2004 and contributed only two months of revenue during the three and nine months ended September 30, 2004. This business is still in the early stages of development and we expect further revenue growth and improved profitability in future periods.
     Cost of Revenue
     Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue associated with our digital marketing technologies line of business includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $6.0 million and $16.3 million for the three and nine months ended September 30, 2005 from $3.8 million and $10.5 million for the three and nine months ended September 30, 2004, respectively. This increase is primarily due to increased headcount to support new Atlas clients. Additionally, TechnologyBrokers was acquired in late July 2004 and therefore contributed cost of revenue for only two months during the three and nine months ended September 30, 2004. As of September 30, 2005, there were 81 client support personnel and 38 production support personnel compared to 49 and 33, respectively, as of September 30, 2004. Additionally, the increase in cost of revenue is due to an increase in depreciation expense related to capital investments in our technology infrastructure and increased bandwidth costs related to increased volume of advertisements delivered over the Internet.
     Cost of revenue associated with our digital performance media line of business consists of the cost of the advertising space that is purchased from publishers to resell to our clients. Cost of revenue associated with our digital performance media line of business was $4.3 million and $11.1 million for the three and nine months ended September 30, 2005, respectively, compared to $2.1 million and $3.7 million for the three and nine months ended September 30, 2004, respectively. The increase in cost of revenue is primarily due to the acquisition of MediaBrokers in late July 2004 therefore contributing cost of revenue expenses for only two months during the three and nine months ended September 30, 2004. Additionally, the increase in cost of revenue is due to increased purchases of advertising space associated with new clients and increased spending from existing clients over the previous several quarters.

     Client Support
     Client support expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for client support personnel for Avenue A | Razorfish. Client support expenses associated with digital marketing services also include expenses for contractors retained for their specialized skill sets to work on client projects. Client support expenses associated with digital marketing services increased to $34.3 million and $98.9 million for the three and nine months ended September 30, 2005, respectively, from $22.1 million and $35.9 million for the three and nine months ended September 30, 2004, respectively. The increase in client support expenses is primarily due to the acquisition of the creative and web development business in July 2004. During the three and nine months ended September 30, 2004, our creative and web development business only contributed client support expenses for two months. In addition, the increase is due to increased headcount necessary to support new clients and increased spending by our existing web media, search and creative and web development clients. As of September 30, 2005, there were 918 client support personnel in our digital marketing services line of business compared to 824 client support personnel as of September 30, 2004.
     Client support expenses associated with digital performance media consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. Client support expenses associated with digital performance media were $794,000 and $2.9 million during the three and nine months ended September 30, 2005, respectively, compared to $545,000 and $1.0 million during the three and nine months ended September 30, 2004, respectively. The increase in client support expenses is primarily due to the acquisition of MediaBrokers in July 2004. MediaBrokers contributed client support expenses during all of 2005 whereas it contributed only two months of client support expenses during the three and nine months ended September 30, 2004. Additionally, client support expense increased due to additional client support personnel needed to support new clients.
     Product Development
     Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $2.5 million and $6.6 million for the three and nine months ended September 30, 2005, respectively, compared to $1.6 million and $4.5 million for the three and nine months ended September 30, 2004, respectively. This increase is primarily due to an increase in product development personnel necessary to integrate the technologies acquired to support our search engine and rich media capabilities, enhance our existing Atlas Digital Marketing Suite and invest in new technologies. As of September 30, 2005, there were 82 product development personnel compared to 58 product development personnel as of September 30, 2004. The increases in product development expenses were partially offset due to higher capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite. We capitalized certain direct costs of $428,000 and $1.4 million during the three and nine months ended September 30, 2005, respectively, compared to $378,000 and $660,000 during the three and nine months ended September 30, 2004, respectively, in accordance with the guidance provided in SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”
     Sales and Marketing
     Our digital marketing services line of business acquires clients through both a consultative approach using our existing client service teams and through dedicated sales and marketing personnel. Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of Avenue A | Razorfish. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications. Sales and marketing expenses associated with digital marketing services decreased to $1.1 million for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004 due primarily to a decrease in creative and web development sales and marketing personnel. As of September 30, 2005, there were 17 sales and marketing personnel in our digital marketing services line of business compared to 22 sales and marketing personnel as of September 30, 2004. This decrease was partially offset by the creative and web development business contributing sales and marketing expenses for only two months during the three months ended September 30, 2004. Sales and marketing expenses increased to $3.3 million for the nine months ended September 30, 2005 from $1.6 million for the nine months ended September 30, 2004. This increase is primarily due to the acquisition of the creative and web development business in July 2004 as it contributed only two months of sales and marketing expense during the nine months ended September 30, 2004.
     Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and related expenses for our Atlas sales force, including a prior agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. This agreement was ended in late July 2004 in connection with our acquisition of TechnologyBrokers. In addition, these expenses include salaries of marketing personnel dedicated to digital marketing technologies and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $2.5 million and $6.8 million during the three and nine months ended September 30, 2005, respectively, from $1.8 million and $5.5 million for the three and nine months ended September 30, 2004, respectively. This increase is primarily due to the addition of sales personnel headcount and their related sales and marketing efforts. The increase in sales and marketing expenses was partially offset by the termination of our agreement with TechnologyBrokers to provide sales support for the Atlas Digital Marketing Suite. As of September 30, 2005 there were 46 sales and marketing personnel in our digital marketing technologies line of business compared to 29 as of September 30, 2004.

     Sales and marketing expenses associated with our digital performance media line of business consist primarily of salaries and related expenses for our DRIVEpm and MediaBrokers sales forces. In 2005, the digital marketing services line of business hired dedicated sales and marketing personnel whereas in 2004 their sales efforts were primarily driven by existing client support personnel. Sales and marketing expenses associated with our digital performance media were $417,000 for the three and nine months ended September 30, 2005 and as of September 30, 2005 there were 11 sales and marketing personnel in our digital performance media line of business.
     General and Administrative
     General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate information technology and administrative personnel, professional fees, and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, digital marketing technologies, and digital performance media lines of business consist primarily of a direct allocation of these costs based on several allocation methods including headcount and the percentage of revenue generated by a particular business unit. In addition, these expenses consist of certain executive and finance personnel dedicated entirely to the operations of a particular business unit. General and administrative expenses increased to $8.0 million and $25.7 million for the three and nine months ended September 30, 2005, respectively, from $6.1 million and $14.7 million for the three and nine months ended September 30, 2004, respectively. The increase in general and administrative expenses was primarily due to increased corporate support costs needed to the support the creative and web development business acquired through SBI.Razorfish. The creative and web development business contributed only two months of general and administrative expenses during the three and nine months ended September 30, 2004. Additionally, this increase is due to increased corporate headcount necessary to support the growth of our operating units along with costs associated with continued development and support of new corporate financial systems. As of September 30, 2005, there were 129 general and administrative personnel compared to 95 as of September 30, 2004.
     Amortization of Intangible Assets
     Amortization of intangible assets relates to the intangible assets primarily consisting of customer relationships purchased through various acquisitions. Amortization of intangible assets was $1.8 million and $5.4 million during the three and nine months ended September 30, 2005, respectively, compared to $1.4 million and $2.2 million during the three and nine months ended September 30, 2004, respectively. The increase in expense during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 is primarily due to the acquisition of NetConversions in February 2004 and SBI.Razorfish, MediaBrokers and TechnologyBrokers in July 2004.
     Client Reimbursed Expenses
     Client reimbursed expenses include all reimbursable project expenses billed to customers. These expenses are also recorded as a component of revenue. We recorded $1.1 million and $2.7 million of client reimbursed expenses for the three and nine months ended September 30, 2005, respectively, compared to $557,000 for the three and nine months ended September 30, 2004. The increase in client reimbursed expenses is primarily due to the acquisition of our creative and web development business in July 2004. Additionally, the increase in expenses during the three months ended September 30, 2005 compared to the same period in 2004 is due to increased project expenses incurred to support new clients and increased spending by existing clients in the creative and web development business.
     Interest and Other Income, Net
     Interest and other income, net consists primarily of earnings on our cash, cash equivalents, and short-term investments. Interest and other income, net was $495,000 and $1.0 million for the three and nine months ended September 30, 2005, respectively compared to $268,000 and $1.3 million for the three and nine months ended September 30, 2004, respectively. The fluctuations in interest and other income, net are primarily due to varying cash and cash equivalents balances from the use of cash for our various acquisitions in addition to higher interest rates earned during the three months ended September 30, 2005 compared to the three months ended September 30, 2004.
     Interest Expense
     Interest expense was $580,000 and $1.8 million during the three and nine months ended September 30, 2005, respectively, and $265,000 for both the three and nine months ended September 30, 2004. Interest expense relates to the issuance of interest-bearing convertible debt. Interest expense increased during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 because the interest bearing convertible debt was issued in August and September 2004.
     Provision for Income Taxes
     The provision for income taxes was $6.2 million and $15.7 million during the three and nine months ended September 30, 2005, respectively and the benefit for income taxes was $18.8 million and $18.0 million during the three and nine months ended September 30, 2004, respectively. During the three and nine months ended September 30, 2005, we recorded a provision for income taxes based on an estimated annual effective tax rate of 40%. During the three and nine months ended September 30, 2004, it became more likely than not that the company would be able to recognize the benefit of a majority of its net deferred tax assets. Therefore, a tax benefit was recognized for the reversal of a large valuation allowance related to those deferred tax assets in 2004, which offset tax expense recognized in that same period.

     Income from Operations
     During the three and nine months ended September 30, 2005, the digital marketing services line of business generated $8.9 million and $20.5 million of income from operations, or 18% and 15% of revenue, compared to $2.5 million and $9.2 million, or 9% and 18% of revenue, during the three and nine months ended September 30, 2004. The decrease in operating margins during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is due to the acquisition of our creative and web development business in late July 2004. Our creative and web development business generates lower operating margins than our web media business due to the nature of its operations and only contributed two months of operations during the three and nine months ended September 30, 2004. The increase in operating margins during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 represents results of long-term initiatives to improve the creative and web development margins and profitability. We note, however, that this improvement may not be realized each successive quarter, due to the nature of the web development business and their project based contracts.
     The digital marketing technologies line of business generated $10.6 million and $30.9 million of income from operations, or 45% and 46% of digital marketing technologies revenue, during the three and nine months ended September 30, 2005, respectively, compared to $6.7 million and $16.9 million, or 43% and 40% of digital marketing technologies revenue, during the three and nine months ended September 30, 2004, respectively. The increase in operating margins is due to the relatively low incremental cost of providing Atlas services to new clients and providing higher volumes of services to existing clients.
     The digital performance media line of business generated $972,000 and $3.0 million of income from operations, or 14% and 16% of digital performance media revenue during the three and nine months ended September 30, 2005, respectively, compared to income from operations of $99,000 and loss from operations of $715,000 during the three and nine months ended September 30, 2004, respectively. The digital performance media line of business is still in the early stages of development and we expect further growth in operating income and improved profitability in future periods.
Liquidity and Capital Resources
     Since our inception, we financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. In addition, we issued $74.7 million in convertible debt to the sellers of SBI.Razorfish in connection with the acquisition in July 2004. This was subsequently paid off with the proceeds from the issuance in August and September 2004 of $80.0 million in convertible senior subordinated notes due in 2024.
     As of September 30, 2005, we had cash and cash equivalents of $51.2 million, short-term investments of $35.4 million, and $80.0 million of convertible debt on our condensed consolidated balance sheet.
     Net Cash from Operating Activities
     Net cash provided by operating activities was $33.5 million and $26.7 million during the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities is primarily the result of the operating income created by our businesses, adjusted for changes in working capital and depreciation and amortization expense. Working capital changes are most directly impacted by the timing of collection of our accounts receivable. Our accounts receivable balance on September 30, 2005 increased by $34.2 million from the balance on December 31, 2004, primarily due to an increase in revenue during the nine months ended September 30, 2005.
     Net Cash from Investing Activities
     Our investing activities primarily relate to the purchase and sale of short-term investments, purchases of property and equipment, and acquisition-related activities. Net cash used in investing activities was $17.1 million and $47.5 million for the nine months ended September 30, 2005 and 2004, respectively.
     We purchase primarily investment-grade marketable securities with maturities of less than two years. Net cash from investing activities is affected by the timing of the purchases and sales of these marketable securities. During the nine months ended September 30, 2005, we had net purchases of marketable securities of $956,000 and during the nine months ended September 30, 2004 we had net sales of marketable securities of $56.3 million. The sale of marketable securities during the nine months ended September 30, 2004 was to liquidate investments to meet the funding requirements of our various acquisitions during the year ended December 31, 2004.
     Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, computer hardware and software for the development of our proprietary technology, and leasehold improvements for our facilities. During the nine months ended September 30, 2005 and 2004, capital expenditures were $14.5 million and $7.1 million, respectively. This increase was due to the addition of a new data center to support and grow the digital marketing technologies line of business, the development of our technology infrastructure to support the growth of our business, the integration of our technology platforms with those acquired through the creative and web development business, and investments in new technologies.
     In February 2004, we purchased NetConversions for $4.6 million. During the three months ended March 31, 2005, NetConversions earned an interim milestone payment of $188,000 based on its earnings through March 31, 2005. This amount was paid to the previous owners of NetConversions during the three months ended June 30, 2005.
     The GO TOAST purchase agreement provides for future contingent payments based on actual revenue results of GO TOAST through December 31, 2005. Interim payments totaling $583,000 were made during the three months ended March 31, 2005 and September 30, 2005 based on GO TOAST’s actual revenue results for the year ended December 31, 2004.

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
     Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $10.3 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively. This increase was due to an increase in stock options exercised and an increase in participation in our employee stock purchase plan during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to an increase in our stock price.
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
Commitments and Contingencies
     As of September 30, 2005, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of September 30, 2005 (in thousands):

	Three Months
	ended
	December 31,	Year ended December 31,
	2005	2006	2007	2008	2009	Thereafter
Commitments:
Operating leases	$1,181	$6,056	$5,427	$4,497	$3,731	$14,729
Sublease rental income	(74)	(216)	(32)	—	—	—
Ad content delivery services	164	87	19	—	—	—
Convertible debt (including interest payments)	—	1,800	1,800	1,800	1,800	107,000

Total commitments	$1,271	$7,727	$7,214	$6,297	$5,531	$121,729

     In August and September 2004, we issued $80 million of convertible senior subordinated notes in a private placement. The notes bear interest of 2.25 percent per year, payable semi-annually, and are convertible into approximately 6.2 million shares of our common stock at a conversion price of $12.98 per share. On or after August 15, 2009, we may at our option redeem all or a portion of the notes for cash at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. In addition, on each of August 15, 2009, August 15, 2014, and August 15, 2019, holders may require us to purchase all or a portion of their notes for cash at 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. As of September 30, 2005, outstanding convertible debt was $80 million.
     The i-FRONTIER purchase agreement provides for a future contingent payment in 2006, which will be determined based upon the operating results of i-FRONTIER through December 31, 2005. The contingent payment will be recorded as goodwill when the actual amount is determined, due to the uncertainty of achieving these results. The calculation of the contingent payments is based upon a combination of a multiple of earnings through December 31, 2005 and an amount equal to the value of net assets at the date of acquisition. The agreement included an interim payment based upon the actual earnings results of i-FRONTIER during the two years ended December 31, 2003. In October 2004, we paid the previous owner of i-FRONTIER $1.5 million for this interim payment. In the event that i-FRONTIER achieves results consistent with management’s estimates, we estimate the remaining contingency payment to be between $21.7 million and $25.7 million and there is no maximum payment specified in the agreement.

     The GO TOAST purchase agreement provides for future contingent payments in 2005 and 2006, which will be determined based upon the actual revenue results of GO TOAST through December 31, 2005. These payments will be recorded when the actual amounts are determined due to the uncertainty of achieving these results. Any contingent payments will be recorded as goodwill. The agreement includes an interim payment based upon GO TOAST revenue during the year ended December 31, 2004 and a final payment based on revenue during the two years ending December 31, 2005. During the nine months ended September 30, 2005, we paid the previous owners of GO TOAST consideration in the amount of $583,000 for the 2005 interim payment. In the event that GO TOAST achieves results consistent with management’s estimates, we estimate the remaining contingency payment to be between $0 and $1.8 million with a maximum potential payment of $4.0 million.
     The NetConversions purchase agreement provides for contingent payments from 2004 to 2006 based on actual earnings results of NetConversions through January 31, 2006. These payments will be recorded when the actual amounts are determined, due to the uncertainty of achieving these results. The first contingency payment will be paid after the month in which a certain operating income milestone is met and the second contingency payment will be made in 2006 based upon the cumulative earnings of NetConversions through January 31, 2006. During the three months ended March 31, 2005, NetConversions earned an interim milestone payment of $188,000 based on its earnings through March 31, 2005. In the event that NetConversions achieves results consistent with management’s estimates, we estimate the remaining contingency payment will be between $188,000 and $563,000 with a maximum potential payment of $2.5 million.
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
     We have been selected by the City of Seattle for a routine business and occupation tax audit. The period under audit is January 1, 1999 through December 31, 2003. We have received a preliminary assessment of underpaid taxes; however, the City of Seattle has acknowledged that this preliminary assessment will be adjusted. We have provided an adequate reserve for expected liabilities resulting from this audit. The audit has not been completed, and we believe that we have complied with the Seattle Municipal Tax Code.
Outlook for 2005
     For the three months ending December 31, 2005, we anticipate revenue between $78 million and $82 million and net income between $0.11 and $0.14 per diluted share. For the year ending December 31, 2005, we anticipate revenue between $299 million and $303 million and net income between $0.44 and $0.47 per diluted share.
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
Changes in Internal Controls
     No change was made to our internal controls over financial reporting for the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     IPO Securities Litigation. Both aQuantive and SBI.Razorfish are defendants in consolidated securities class action complaints filed in the United States District Court for the Southern District of New York. These consolidated complaints are among over 300 similar consolidated class action lawsuits filed against underwriters and other issuers of stock in initial public offerings. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which has received preliminary approval from the Court, but remains subject to a number of procedural conditions. Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description of this litigation.

     Sotelo Purported Class Action Litigation. In April 2005, aQuantive was named as a defendant in a lawsuit filed in Circuit Court of Cook County, Illinois, Chancery Division, captioned Stephen Sotelo v. DirectRevenue, LLC, et. al, Case No. 05CH 05883. This case was subsequently moved to the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that DirectRevenue and certain other named defendants deceptively downloaded harmful spyware to plaintiffs’ and putative class members’ computers, and seeks compensatory and injunctive relief. Plaintiffs asserted two claims against us, unjust enrichment and trespass to chattels, both of which related to allegations that we sent intrusive advertisements. We filed a motion to dismiss these claims, which was granted as to the unjust enrichment claim. Accordingly, the only claim remaining against us is trespass to chattels. We believe that this claim is without merit and intend to vigorously defend ourselves in this litigation.
ITEM 5. OTHER INFORMATION
     Michael Vernon, the Company’s Chief Financial Officer, has announced that he intends to retire from the Company during the coming year. While no specific date has been set for his departure, it is currently expected to be during the second quarter of 2006. We plan to promptly commence a search for Mr. Vernon’s replacement in order to provide for an orderly transition before his departure.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.

AQUANTIVE, INC.
By:	/s/ MICHAEL VERNON
Michael Vernon
Chief Financial Officer (Authorized Officer and Principal Financial Officer)