Form 10-K
period 2005-12-31
AQUANTIVE INC
filed 2006-03-02
CIK 1071806

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant as of June 30, 2005 was approximately $1,021,396,490.
      The number of shares of the registrant’s Common Stock outstanding at February 27, 2006 was 67,228,317.

AQUANTIVE, INC.
2005 FORM 10-K ANNUAL REPORT
DOCUMENTS INCORPORATED BY REFERENCE
      None.

PART I
      This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors.” This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors and other information set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “aQuantive,” the “Company,” “we,” “us” and “our” refer to aQuantive, Inc. and its subsidiaries.

Item 1.	Business
Company Background and Overview
      aQuantive, Inc., a Washington corporation, is a leading digital marketing company with three distinct lines of business focused on influencing, shaping, and profiting from the digital advertising economy.
      From its beginning in 1997, aQuantive has believed in the marketing power of digital media and the importance of delivering services and technologies to drive measurable and accountable results on behalf of clients. As marketers shift budgets from traditional to digital media and the interactive market continues to gain complexity, we believe our experience in and focus on digital marketing service and technology innovation positions us to grow with the industry. aQuantive has the following three lines of business that help marketers acquire and retain customers and grow their businesses across all digital media:
      Digital Marketing Services (DMS). Our DMS segment consists of Avenue A|Razorfish and DNA. Avenue A|Razorfish is an interactive agency that provides a full-service offering, including website development, interactive marketing and creative development and branding. Recently-acquired DNA, located in London, is also an interactive agency. Avenue A|Razorfish and DNA help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.
      Digital Marketing Technologies (DMT). Our DMT segment consists of Atlas, a provider of digital marketing technologies and expertise. Atlas’s software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory.
      Digital Performance Media (DPM). Our DPM segment consists of DRIVEpm and U.K.-based MediaBrokers. Both are online advertising networks and behavioral targeting businesses. DRIVEpm and MediaBrokers serve as intermediaries between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis.

Digital Marketing Services
      Avenue A|Razorfish is an interactive agency that designs and delivers digital marketing solutions that attract, retain and service our clients’ customers. Avenue A|Razorfish provides the following digital marketing services:

•	Customer-Focused Websites. Avenue A|Razorfish provides a wide range of website design and development solutions, ranging from rich media experiences that build and enhance consumer brands, to sophisticated web-based applications that enable business-to-business commerce and customer service. Avenue A|Razorfish’s approach to website design and development begins with an analysis of customer behaviors and motivations. This analysis leads to defining customer segments, intentions and goals, which are merged with a client’s business requirements to create a strategy that achieves our clients’ objectives and enhances the experience of their customers. The goal of this process is to deliver relevant content and a rewarding interactive experience — qualities that help capture and hold customers’ attention. Avenue A|Razorfish’s website solutions utilize flexible technology platforms and analytics to allow clients to dynamically adjust their websites in response to changing customer demands or market conditions.

•	Enterprise Websites. Avenue A|Razorfish designs and develops enterprise solutions, including company intranets, partner extranets, digital dashboards, enterprise portals, eTraining sites and knowledge management systems that are designed to deliver a distinct competitive advantage. Avenue A|Razorfish’s enterprise solutions are designed to help organizations empower their employees and partners with necessary information to perform their jobs efficiently and effectively.

•	Interactive Marketing. Avenue A|Razorfish views the Internet as a powerful channel for managing customer relationships. Through media planning and buying, search engine marketing and optimization, email, customer targeting and profiling and advanced analytics and optimization, Avenue A|Razorfish enables marketers to personalize communications with customers, with the goal of ensuring that the right messages reach the right audience through the right media. Avenue A|Razorfish’s interactive solutions use sophisticated technology to allow marketing to evolve with continued interaction with the user, deepening relationships with each interaction. Avenue A|Razorfish is also able to track campaign performance and apply sophisticated data modeling and analytics in order to continually optimize digital media and the creative approach to achieve results for our customers.

•	Creative Development and Branding. Avenue A|Razorfish offers creative development and branding to ensure that the campaigns or websites we develop reflect the knowledge accumulated about our customers’ target audience. Our goal is to create a powerful, emotional experience that resonates with customers from the first moment they encounter a message to their interaction with the website.
      We recently expanded the geographic scope of our DMS segment through the acquisition in December 2005 of DNA, an agency located in London. DNA is a full-service interactive agency, with primary offerings that include customer-focused websites and creative development and branding.
Digital Marketing Technologies
      Atlas offers digital marketing technology solutions for advertising agencies, enterprise marketers (large companies who manage their own marketing programs) and publishers. We provide advertising agencies and enterprise marketers with online advertising campaign management, rich media, search engine marketing, and website optimization tools and services through our proprietary Atlas Digital Marketing Suite. Our Atlas Publisher is a technology product that enables select publishers to increase revenue by utilizing lower value and remnant inventory.
      Offerings for Advertisers: Designed to provide advertising agencies and enterprise marketers with a view of their marketing programs that aligns with the way their audiences consume media on the Internet, the

Atlas Digital Marketing Suite includes a variety of technologies and services to help plan, manage, view and optimize campaigns, including:

•	Atlas Media Console, a comprehensive end-to-end solution for managing Internet advertising. It includes tools that span the entire campaign process, including media planning and buying, campaign delivery, and reporting and analytics. Our solutions are based on the needs of our customers and advertisers who purchase media, or the “buy-side.” We believe the buy-side focus of the Atlas Digital Marketing Suite enables us to develop effective tools and services that meet the needs of our target customers, including large traditional advertising agencies, specialty interactive advertising agencies and enterprise marketers.

•	Atlas Rich Media, a full-featured set of rich media technologies and services. It allows users to deliver expanding, floating, video and custom ads throughout the Internet. Atlas Rich Media is fully integrated into the Atlas Media Console and offers agencies and enterprise marketers unified reporting and optimization capabilities in addition to key rich media metrics, such as brand exposure time and cost per minute of exposure. Quality assurance, preview and easy-creation tools help ensure that the rich media ads perform as expected.

•	Atlas Search, an integrated search marketing and online campaign management toolset. It allows search marketers access to bidding, reporting, and optimization tools and services. The software provides a single interface for clients to manage the results of all their active search entries and keywords side-by-side. Atlas Search provides clients with a relevant comparison across search engines so clients may quickly determine the effectiveness of paid search marketing programs and the revenue generation of each program.

•	Atlas Site Optimization, a website usability offering, combining technology with the expertise of our staff. It tracks website behavior and improves usability and conversion rates (the rate at which a particular client’s objective with respect to its customers is achieved) through data-driven analysis and recommendations. Atlas Site Optimization diagnoses elements that need to be changed to improve conversion rates and then provides a platform for measuring the performance of those elements in various combinations through testing multiple variables.
      Offerings for Publishers: For select publishers, we offer Atlas Publisher, a highly-scalable ad serving solution focused solely on helping publishers maximize revenue and lower costs associated with performance-focused advertisers. Atlas Publisher can work as a stand-alone ad serving system or in conjunction with a publisher’s existing system. As a feature-rich, analytically-sophisticated series of modules, the Atlas Publisher system helps simplify the challenges publishers face when serving direct marketers.
Digital Performance Media
      DRIVEpm and MediaBrokers are online advertising networks that serve as intermediaries between online publishers and advertisers by procuring online advertising inventory primarily from publishers and reselling that inventory to advertisers on a highly-targeted basis.
      DRIVEpm and MediaBrokers provide a broad array of variables that advertisers can use to target potential customers, using data we acquire through various relationships, including our relationship with Atlas. These variables allow us to build campaigns for our clients that focus ad impressions on those users that fit a predetermined customer segment. Among these targeting variables are remessaging to past purchasers or previous visitors, geodemographic segmentation information, Standard Industry Classification (SIC) codes, time of day data, Internet service provider or domain names, and connection speeds. These variables may be layered to create the custom targets our clients desire. Our targeting offering is sold primarily on a Cost Per Thousand Impressions (CPM) basis.
      DRIVEpm and MediaBrokers also provide our clients with the ability to reach their customers on a Cost Per Action (CPA), Cost Per Click (CPC), CPM or a hybrid pricing structure. This allows clients to name the ideal price to pay for an action, click or impression and to control the costs associated with that action. Advertising volume for a client is determined based on their willingness to pay compared with other clients within the DRIVEpm and MediaBrokers networks. We allow our clients to modify the price or bid they are willing to pay on a weekly basis to help increase overall volume and performance. Rather than guaranteeing overall volume of ads to be served, we allow clients to maximize their marketing budget by paying only when their desired action occurs.
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
      Avenue A|Razorfish attracts clients primarily through a consultative approach, using our client service teams to propose integrated solutions for clients’ Internet advertising and consulting needs. Atlas attracts clients primarily through its domestic and international sales force. DRIVEpm and MediaBrokers attract new clients primarily through referrals from existing Avenue A|Razorfish and Atlas clients, and through their domestic and international sales forces.
Customers
      Since we were founded in 1997, we have sold online marketing products or services to numerous agencies, marketers and publishers in a wide range of industries. One customer represented approximately 11%, 13% and 32% of our revenue in 2005, 2004 and 2003, respectively. In 2003, another customer also represented 10% of our revenue.
      Digital Marketing Services. Our Avenue A|Razorfish unit serves clients across a variety of industry sectors, primarily targeting Fortune 1000 clients with large and complex online marketing requirements. Our clients include companies in the financial services, pharmaceutical, retail, technology, telecommunications, and travel and entertainment sectors.
      Digital Marketing Technologies. Our Atlas technology offerings are sold to three target customer groups. Interactive agencies utilize Atlas to manage and deliver online campaigns on behalf of their clients. Enterprise marketers utilize Atlas to manage and deliver their own online campaigns. Finally, publishers utilize Atlas Publisher to maximize revenue and lower costs associated with performance-focused marketers.
      Digital Performance Media. Customers of DRIVEpm and MediaBrokers are primarily interactive agencies and direct advertisers.
Competition
      We believe that the principal competitive factors affecting the market for Internet advertising services and tools are data analysis capabilities, quality of client service, strategy, breadth and quality of ad serving technology, functionality and price. We believe we compete favorably with respect to all these factors. Our ability to continue to compete favorably is subject to a number of factors identified in the section titled “Risk Factors” below.
      Our digital marketing services line of business, Avenue A|Razorfish, competes primarily with companies that offer interactive advertising and digital marketing services. Current competitors include:

•	Interactive advertising agencies, including Internet advertising arms of traditional advertising agencies, and other companies that provide marketing services, such as Agency.com, Carat, Digital Edge, Digitas, Euro RSG 4D, Grey Digital Marketing and Ogilvy Interactive.

•	Technology system integrators in the digital marketing services market, such as IBM Global Solutions and Accenture.

      Our digital marketing technologies line of business, Atlas, competes primarily with four categories of competitors:

•	Third-party ad serving companies and campaign management technology companies, such as DoubleClick and ValueClick.

•	Search management tool providers, such as Did-it and BidRank.

•	Rich Media tool providers, such as Eyeblaster and PointRoll.

•	Website usability and effectiveness metrics tool providers, such as Keynote Systems, Optimost and Offermatica.
      Our digital performance media line of business, through DRIVEpm and MediaBrokers, competes primarily with providers of performance media in three categories:

•	Online advertising networks and aggregators, such as Advertising.com and ValueClick, BURST! Media and Tribal Fusion.

•	Publisher tool providers, such as TACODA Systems and Revenue Science.

•	Companies that provide broad distribution of advertising across the Internet such as AOL, MSN, Yahoo and Google.
Intellectual Property
      To protect our proprietary rights, we rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements.
      We have obtained U.S. and international trademark registration for, among others, “AQUANTIVE,” “ATLAS,” “AVENUE A,” “RAZORFISH,” and “DRIVE PERFORMANCE MEDIA.” We also seek to protect our proprietary rights through patent protection, and have more than ten pending patent applications in the United States for aspects of our technologies, processes and methods. To date we own one issued U.S. patent, which was issued in September 1999, and have received a notice of allowance for one of our pending patents, which is in the process of being issued.
Privacy
      We consider the personal privacy of Internet users to be of paramount importance. By working with our clients, advertisers, business partners and data companies, we aim to protect Internet user privacy through reasonable technological and business process solutions. Our corporate privacy team works to ensure that effective privacy policies and procedures are in place and enforced. The privacy team is engaged in numerous privacy organizations and trade groups to ensure that we are using the best known practices in Internet privacy.
      Our privacy policies include provisions for, among other technologies, “cookies” and “Web Beacons,” also known as action tags or 1x1 pixel gifs, which we may use to measure the effectiveness of our clients’ advertising campaigns. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when we serve advertisements. A Web Beacon functions similarly to a banner ad, except that the Web Beacon is not visible. Our Web Beacons may be placed on specific pages of our clients’ websites. These technologies allow us to collect non-personal information, which is used to track advertising effectiveness and to reduce the amount of ads that users see repeatedly. They can also enhance the Internet experience for the user by increasing the level of personalization and relevant content on the Internet. The cookies we use in connection with ad serving and reporting are not used to identify an individual user or gather personal information. Users who do not wish to have our cookies on their computers can opt out using an opt out link provided on our Atlas website, or via the Network Advertising Initiative, of which Atlas is a founding member.

Company History and Recent Acquisitions
      We were founded in 1997 under the name of Avenue A, Inc. and incorporated in February 1998 as a Washington corporation. Our initial public offering took place in February 2000. In 2001, we established separate business units, DMS and DMT, whereby Atlas could sell the proprietary campaign management technology developed through Avenue A to other agencies and direct advertisers. In 2003, we renamed the company aQuantive, Inc. and established Avenue A and Atlas as subsidiaries. In early 2004, our third business unit, DPM, was formed.
      Over the years, aQuantive has grown through a combination of organic growth and acquisitions. Our recent acquisitions include:

•	The acquisition in December 2005 of U.K.-based DNA, an interactive advertising and web development agency that was incorporated into our DMS segment while retaining its brand identity.

•	The acquisition in July 2004 of SBI.Razorfish, an Internet marketing, web development, design and consulting firm. We combined its capabilities with Avenue A, rebranding the combined agency as Avenue A|Razorfish.

•	The acquisition in July 2004 of U.K.-based TechnologyBrokers and MediaBrokers. Prior to the acquisition, TechnologyBrokers was the sole provider of sales and client support for Atlas customers in Europe and subsequent to the acquisition it has been renamed Atlas Europe. MediaBrokers purchases and resells publisher inventory to advertisers on a targeted basis and is now the European arm of our DPM business unit.

•	The acquisition in February 2004 of NetConversions, a website usability technology provider, which has been incorporated into the Atlas business as Atlas Site Optimization.

•	The acquisition in December 2003 of GO TOAST, a search management technology provider, which has been incorporated into the Atlas business as Atlas Search.
Employees
      As of December 31, 2005, we had 1,463 employees. We believe that we have good relationships with our employees. None of our employees is represented under a collective bargaining agreement or by a union. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly skilled personnel and upon the continued service of our senior management.
Website Access to Reports
      Our corporate website address is www.aquantive.com and our periodic and current reports, and amendments to those reports, are available, free of charge, on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information contained on our website is not a part of this Annual Report.

Item 1A.	Risk Factors
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
      Our prospects for financial and operational success must be considered in light of the risks frequently encountered by companies in the Internet marketing and advertising industry. These risks include the need to:

•	attract new clients and maintain current client relationships;

•	achieve effective advertising campaign results for our clients;

•	continue to expand the number of services and technologies we offer;

•	successfully implement our business model, which is evolving;

•	respond to pricing pressure in some of our lines of business;

•	maintain our reputation and build trust with our clients; and

•	identify, attract, retain and motivate qualified personnel.
      If we do not successfully address these risks, our business could suffer.

Our operating results may fluctuate from quarter to quarter and we cannot assure you that we will be profitable in subsequent quarters.
      Our revenue, expenses and operating results could vary significantly from quarter to quarter for several reasons, including:

•	addition of new clients or loss of current clients;

•	seasonal fluctuations in advertising spending;

•	timing variations on the part of advertisers with regard to implementing advertising campaigns;

•	changes in the availability and pricing of advertising space;

•	timing and amount of our costs;

•	costs related to any possible future acquisitions of technologies or businesses;

•	changes in revenue contribution by our business lines, which historically have had varying operating margins; and

•	timing in the completion of web development projects or in the recognition of revenue on those projects.

Fluctuations in our quarterly operating results and seasonality may cause our stock price to decline.
      Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. As is typical in our industry, certain aspects of our business may experience seasonality. For example, our first calendar quarter is impacted by relatively lower web media advertising expenditures, while we typically benefit in our fourth quarter from increased advertising expenditures. To date, our quarterly revenue growth has masked any seasonality effects; however, seasonality may have a more pronounced effect on our operating results in the future. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price.

We may not be able to compete successfully in the market for Internet advertising.
      The market for Internet advertising and consulting services is competitive. In the digital marketing services segment, Avenue A|Razorfish competes with interactive advertising agencies, including Internet advertising arms of traditional advertising agencies, and other companies that provide marketing services, such as Agency.com, Carat, Digital Edge, Digitas, Euro RSG 4D, Grey Digital Marketing and Ogilvy Interactive. We also compete in the digital marketing services market with several technology system integrators, such as IBM Global Solutions and Accenture. Our digital marketing technologies, through Atlas, compete with third-party ad serving companies and campaign management technology companies, such as DoubleClick and ValueClick. In addition, the Atlas Search offering competes with providers of search management capabilities, such as Did-it and Bid Rank, and Atlas Site Optimization competes with providers of website usability and effectiveness metrics tools, such as Keynote Systems, Optimost and Offermatica. Our digital performance media, through DRIVEpm and MediaBrokers, competes with providers of performance media such as Advertising.com ValueClick, BURST! Media and Tribal Fusion; publisher tool providers, such as TACODA Systems and Revenue Science; and companies that provide broad distribution of advertising across the Internet, such as AOC, MSN, Yahoo and Google.
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
      The consolidation of Internet advertising networks, web portals, Internet search engine sites and web publishers, and increasing industry presence of companies such as Google, could harm our business. This type of consolidation could eventually lead to a concentration of desirable advertising space on a very small number of networks and websites. This type of concentration could substantially impair our ability to serve advertisements if these networks or websites decide not to permit us to serve, track or manage advertisements on their websites, or if they develop ad placement systems that are not compatible with our ad serving systems. These networks or websites could also use their greater bargaining power to increase their rates for advertising space or prohibit or limit our aggregation of advertising campaign data. In addition, concentration of desirable advertising space in a small number of networks and websites could diminish the value of our advertising campaign databases, as the value of these databases depends to some degree on the continuous aggregation of data from advertising campaigns on a variety of different advertising networks and websites. Further, major networks and publishers can terminate our ability to serve advertisements on their properties on short notice.

9.1

The loss of a major client or a reduction in a major client’s Internet advertising or marketing budget could significantly reduce our revenue and profitability.
      Our business would be harmed by the loss of any of our major clients, a reduction in the Internet advertising or marketing budgets of any of these clients or any significant reduction in revenue and profits generated from these clients. Current clients may decide not to continue purchasing advertising or marketing services from us or may significantly reduce their advertising or marketing spending, and we may not be able to successfully attract additional clients. For example, in July 2003, a major client discontinued its use of most of our services. A single customer accounted for 11%, 13% and 32% of our revenues in 2005, 2004 and 2003, respectively. In addition, the non-payment of amounts due to us from one or more of our significant clients could harm our business.

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
      Businesses, including current and potential clients, may find Internet advertising or marketing to be less effective than traditional advertising media or marketing methods for promoting their products and services, and therefore the market for Internet advertising, marketing and technology services may deteriorate or develop more slowly than expected. In addition, “filter” software programs are available that limit or prevent advertising from being delivered to an Internet user’s computer. Further, legitimate online businesses may not be able to adequately protect and distinguish themselves from those who are pursuing illegal activities using the Internet. The widespread adoption of “filter” software, or the inability of legitimate businesses to address challenges to the online advertising business model posed by activities such as click fraud, could significantly undermine the commercial viability of Internet advertising and seriously harm our business.

Acquisitions or investments may be unsuccessful and may divert our management’s attention and consume significant resources.
      We have completed several acquisitions in recent years and we may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current businesses. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

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
      The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing client demands, particularly in the areas of search marketing and rich media. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our services obsolete. Our future success will depend on our ability to adapt to rapidly changing technologies, enhance our existing Internet advertising services and develop and introduce a variety of new services to address our clients’ changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our services or that cause our development costs to be higher than anticipated. In addition, any new services or enhancements must meet the requirements of our current clients and must achieve market acceptance. Material delays in introducing new services and enhancements may cause clients to discontinue use of our services and to use the services of our competitors

Internet users may eliminate the placement of cookies through their Internet browser or limit the functionality of cookies through third party software.
      Users may limit or eliminate the placement of cookies on their computers by using third-party software that blocks cookies, or by disabling or restricting the cookie functions of their Internet browser software. Internet browser software upgrades may also result in limitations on the use of cookies or Web Beacons (also known as action tags). Technologies like the Platform for Privacy Preferences (P3P) Project may limit collection of cookie and Web Beacon information. These factors could limit or eliminate our ability to use cookie or Web Beacon technology, which may harm our business by adversely affecting our ability to conduct targeted advertising campaigns and compile data to formulate campaign strategies and measure the effectiveness of these campaigns.

We may be subject to legal claims, government action, and damage to our reputation if we, or our clients, vendors, or associates, act or are perceived to act inconsistently with the law, customer expectations, or our privacy policies.
      Legal claims or government action could limit or eliminate our ability to conduct targeted advertising campaigns and compile data that we use to formulate campaign strategies and measure campaign effectiveness for our clients, including limitations on our use of cookie or action tag technology. Third parties may bring class action lawsuits against us and other companies relating to online privacy and data collection. We disclose our information collection and dissemination practices in a published privacy statement on our websites, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies. Any claims or inquiries could require significant monetary and human resources, and the outcome of such claims or inquiries may be uncertain and may harm our business.
      We may be held liable for the failure of our clients, vendors or business associates to comply with federal, state, and foreign laws governing consumer privacy as well as their own privacy policies. We cannot ensure that our clients, vendors, and business associates will comply with various privacy laws or their own privacy policies, and we may be held liable for their failure to do so.

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
      Several companies in the Internet advertising field have brought patent infringement suits against competitors in connection with patents relating to ad serving technologies, and we expect this type of litigation to increase in the future. In addition, we may be subject to indemnification claims from our clients if patent infringement claims relating to our web development work are brought against them by third parties. Any patent infringement claims brought against us may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and prevent us from using the intellectual property subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit, we may be prevented from providing some of our services, including our core ad serving services, unless we enter into royalty or license agreements. We may not be able to obtain royalty or license agreements on terms acceptable to us, if at all.

We may be subject to trademark infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and prevent us from using our trademarks.
      Our use of our trademarks may result in infringement claims and other legal challenges, which could cause us to incur significant expenses, pay substantial damages and prevent us from using these marks. We are aware of third parties that use marks or names, including Internet domain names, that are the same or similar to the names for which we have sought trademark protection. There may be other third parties using names similar to ours of whom we are unaware. As a result of any infringement claims or challenges, we may incur significant expenses, pay substantial damages and be prevented from using our trademarks unless we enter into royalty, license or coexistence agreements. We may not be able to obtain such royalty, license or coexistence agreements on terms acceptable to us, if at all. Use of our trademarks by third parties may also cause confusion to our clients and confusion in the market, which could decrease the value of our brand and harm our reputation.

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
      If our services fail to perform properly for our clients, we may be exposed to liability to our clients or to the customers for whom our clients used our services. We may also be subject to liability if we are unable to adequately identify and address invalid activity on the Internet, such as click fraud, the effects of ad-blocking software, or actions of other illegal or legitimate Internet technologies, that affects the services we perform for clients or the manner in which we bill clients. In addition, our clients may use our technology-based services in a manner that fails to comply with applicable laws, including but not limited to laws and regulations surrounding the Internet. For example, because our services may be used by clients to transmit information over the Internet, our services might be used by clients to transmit information that violates laws or regulations, or to transmit negative messages, unauthorized reproduction of copyrighted material, inaccurate data, harmful applications or computer viruses to end-users in the course of delivery. Any claims made against us arising in connection with our clients’ use of our services, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from business operations. In addition, such claims may require us to pay substantial damages, modify or discontinue some of our services and otherwise seriously harm our business and damage our reputation.

The loss of key personnel or any inability to attract and retain additional personnel could impair our ability to maintain or expand our business.
      The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of our key management, client service, product development, sales and technical personnel. For example, Michael Vernon, our Chief Financial Officer, has announced plans to leave the company in the near future. We may not be able to find a suitable replacement on a timely basis. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into non-competition agreements with our employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.
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
      The website design and development portion of our digital marketing services business performs some services on a fixed fee basis. Because of the complexity of many of these fixed fee engagements, accurately estimating the cost, scope, expectations and duration of a particular fixed fee engagement can be a difficult task. If we fail to appropriately structure fixed fee engagements, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on a fixed fee engagement, this could result in a loss on the engagement. This has occurred occasionally in the past and may occur in the future.

Clients may attempt to prohibit us from providing services to their competitors, limiting our business opportunities.
      To use our services more effectively, clients often provide us with confidential business and marketing information. Many companies are wary of third parties having access to this information, because access by third parties increases the risk that confidential business and marketing information may become known, even if unintentionally, to these companies’ competitors. These confidentiality concerns may prompt our clients to attempt to contractually prohibit us from managing the Internet advertising campaigns of their competitors. Limitation of our client base in a particular industry in this manner could limit the growth of our business. In addition, we may be unable to work for some potential customers because they require restrictive exclusivity provisions that we are unwilling to accept.

New privacy legislation, industry standards, and other regulations could adversely affect our business.
      New federal and state legislation or regulations could limit our ability to conduct targeted advertising campaigns and compile data, including limitations on our use of cookie or Web Beacon technology that we use to formulate campaign strategies and measure campaign effectiveness. The U.S. Congress and state legislatures may enact legislation aimed at regulating the collection and use of data from Internet users. For example, initial drafts of proposed legislation intended to regulate spyware also covered technologies like cookies and Web Beacons. In addition, the U.S. Senate Committee on Commerce, Science, and Transportation has conducted hearings regarding user profiling, the collection of non-personally identifiable information, and online privacy.
      New legislation or regulations in the European Union and other countries could also limit our ability to conduct targeted advertising campaigns and compile data. The European Union has adopted a directive addressing data privacy that limits the collection, disclosure, and use of information regarding European Internet users. The European Union has also enacted an electronic communications directive that imposes certain restrictions on the use of cookies and Web Beacons and also places restrictions on the sending of unsolicited communications. It is possible that to comply with these directives, European Union member countries may enact legislation limiting the use of cookies and Web Beacons. In addition, countries both in and out of the European Union may enact legislation around online privacy and data collection. For example, Germany has imposed its own laws limiting Internet user profiling.
      Industry groups to which we belong may adopt more burdensome privacy related guidelines, compliance with which may adversely affect our business. We are a member of the Network Advertising Initiative (NAI), the Email Sender and Provider Coalition (ESPC), and other industry groups that have published guidelines relating to the collection and use of Internet user information. If these groups adopt more stringent privacy standards than those currently in place, compliance with these standards may limit our ability to conduct targeted advertising campaigns and measure campaign effectiveness. These limitations, and any limitations arising from new legislation or regulations, could materially and adversely affect us.

Our stock price has been and may continue to be volatile.
      The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended February 24, 2006, the sales price of our common stock ranged from $10.28 to $29.94 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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
      Our services are substantially dependent on certain systems provided by third parties over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area and in Weehawken, New Jersey, Dallas, Texas, Boston, Massachusetts and London, England at facilities operated by Savvis, Inc., AT&T Inc. and MCI Worldcom Communications, Inc. Additionally, Speedera Networks Inc., now part of Akamai Technologies, provides content delivery for us at its facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Internet advertising networks and websites due to system failures unrelated to our own systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

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

If we become subject to increased or unforeseen expenses associated with our international expansion, our revenue and cash flows and the growth of our business could be harmed.
      We believe international markets represent long-term growth opportunities for us and, therefore, intend to make additional investments to support international growth into European and Asian markets. We cannot assure you that we will be successful in these efforts. Our international expansion will require management’s attention and resources and will subject us to foreign currency exchange risks and the laws of foreign jurisdictions. These laws may change, or new, more restrictive laws may be enacted in the future which may limit our ability to do business in these countries. Failure to comply with applicable foreign laws and regulations could result in liability. International litigation is often expensive and time-consuming and could distract management’s attention away from the operation of the business.
      International operations are subject to other inherent risks, including, but not limited to, the impact of recessions in economies outside the United States, changes in and differences between domestic and foreign regulatory requirements, advertising practices and Internet usage, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, difficulties and costs of staffing and managing foreign operations, political and economic instability and seasonal reductions in business activity. We may need to develop expertise in the operation of the advertising business in foreign markets and we may be unable to do so. Our failure to address these risks adequately could materially and adversely affect our business, results of operations and financial condition.

We may need additional financing in the future, which we may be unable to obtain.
      We may need additional funds to finance our operations in the future, as well as to enhance our services, respond to competitive pressures or acquire complementary businesses or technologies. We may be unable to obtain financing on terms favorable to us, if at all. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we raise additional funds through the issuance of equity or convertible debt securities, this may reduce the percentage ownership of our existing shareholders, and these securities might have rights, preferences or privileges senior to those of our common stock. Debt financing may also require us to comply with restrictive covenants that could impair our business and financial flexibility. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

We rely on strategic relationships that could be terminated.
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

Our billable employees may be underutilized, which could reduce our revenues and margins.
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
      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls. These Sarbanes-Oxley requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our rapid growth in recent periods, our anticipated geographic expansion and our planned expansion through additional acquisitions present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls we could be subject to regulatory scrutiny and sanctions, our ability to recognize revenue could be impaired and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods.

Our business may be seriously harmed by litigation alleging violations of federal and state securities laws.
      We and some of the underwriters of our initial public offering of common stock in February 2000 are defendants in a consolidated class action lawsuit that alleges violations of federal securities laws in connection with our initial public offering. Razorfish is similarly involved in this lawsuit relating to its public offering in April 1999. The claims in the lawsuit include, among other things, allegations of misrepresentations or failures to disclose alleged facts relating to the defendant underwriters’ compensation and commissions in connection with our initial public offering and alleged agreements between the underwriters and their customers relating to future purchases of our stock and/or the stock of other companies. In 2003 we accepted a settlement, which still must be granted final approval by the court. In February 2005 the court gave preliminary approval of the motion for approval of the settlement, over the objections of the co-defendant underwriters. The final settlement remains subject to the court’s decision on final approval and cannot be assured. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and may otherwise seriously harm our business.

Item 1B.	Unresolved Staff Comments.
      We have not received any written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.	Properties
      Our digital marketing services and digital performance media lines of business and corporate headquarters lease 68,922 square feet of office space in Seattle, Washington for its principal offices. This lease expires in October 2012. Our digital marketing services line of business also has significant offices in Chicago, Illinois, where it leases 23,597 square feet of office space and in New York City, where it occupies leased office space in three locations, the largest being 33,385 square feet. The Chicago lease and the largest New York City lease expire in November 2011 and September 2007, respectively. We also lease smaller offices in several domestic and international locations.
      Our digital marketing technologies line of business leases 44,672 square feet of office space for its principal offices in Seattle, Washington. This lease expires in April 2011. We also lease small sales offices in a variety of domestic and international locations.
      Our ad serving systems and computer hardware are primarily located at facilities operated by Savvis in the Seattle metropolitan area, Weehawken, New Jersey, and Dallas, Texas, by AT&T Inc. in Boston, Massachusetts and by MCI Worldcom Communications, Inc. in London, England. Our agreement with Savvis, Inc. expires in June 2007 with automatic one-year renewals. Our agreement with AT&T has a two year term, expiring in March 2007 and our agreement with MCI has a three year term, expiring in May 2007.
      We believe that our existing facilities, together with additional space we believe we can lease at reasonable market rates, are adequate for our near term business needs.

Item 3.	Legal Proceedings
      IPO Securities Litigation. In June 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against Avenue A, Inc. (now aQuantive), some of its directors and officers, and various underwriters of its initial public offering and, in separate actions, against Razorfish, Inc. (which we acquired with SBI.Razorfish), some of its directors and officers, and various underwriters of its initial public offering. Plaintiffs generally allege that the named defendants in the Avenue A and Razorfish actions violated Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, because the prospectuses related to Avenue A’s offering and Razorfish’s offering failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in Avenue A’s offering and Razorfish’s offering. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21MC92. The consolidated amended complaints in the Avenue A and Razorfish actions seek unspecified damages on behalf of purported classes of purchasers of Avenue A’s and Razorfish’s common stock. In the Avenue A action, the alleged class period is February 28, 2000 to December 6, 2000. In the Razorfish action, the alleged class period is April 26, 1999 to December 6, 2000.
      Claims against the named directors and officers of Avenue A and against certain of the named directors and officers of Razorfish have been dismissed without prejudice pursuant to a stipulation. On July 15, 2002, Avenue A, Razorfish, and the other issuer defendants filed a motion to dismiss the litigation. Certain of Razorfish’s directors and officers joined in the motion. On February 19, 2003, the court issued an order denying Razorfish’s motion to dismiss but granting the motion to dismiss of Razorfish’s directors and officers; and granting Avenue A’s motion to dismiss the claims against it under Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and denying Avenue A’s motion to dismiss the claims against it under Section 11 of the Securities Act of 1933.
      In June 2003, a proposed settlement of the litigation was structured between the plaintiffs, the issuer defendants in the coordinated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. Avenue A and Razorfish conditionally approved the proposed partial settlement in the Avenue A action and Razorfish action, respectively. The stipulation of settlement for the release of claims against the issuer defendants, including Avenue A and Razorfish, was submitted to the court in June 2004. On February 15, 2005, the court preliminarily approved the settlements in the coordinated actions contingent on specified modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. A settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all.
      Sotelo Purported Class Action Litigation. In April 2005, aQuantive was named as a defendant in a lawsuit filed in Circuit Court of Cook County, Illinois, Chancery Division, captioned Stephen Sotelo v. DirectRevenue, LLC, et. al, Case No. 05CH 05883. This case was subsequently moved to the United States District Court for the Northern District of Illinois, Eastern Division. The complaint alleges that DirectRevenue and certain other named defendants deceptively downloaded harmful spyware to plaintiffs’ and putative class members’ computers, and seeks compensatory and injunctive relief. Plaintiffs asserted two claims against us, unjust enrichment and trespass to chattels, both of which related to allegations that we sent intrusive advertisements. We filed a motion to dismiss these claims, which was granted as to the unjust enrichment claim. In November 2005, plaintiffs agreed to voluntarily dismiss us, without prejudice, from this lawsuit. Accordingly, we are no longer a party to this litigation.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities
      Our Common Stock is traded on the Nasdaq National Market (symbol “AQNT”). The number of shareholders of record of our Common Stock at February 27, 2006, was approximately 350.
      High and low sales prices for our Common Stock as quoted on the Nasdaq National Market for the periods indicated are as follows.

	Stock Price

Year	High	Low

Fiscal 2004 (ended December 31, 2004)
First Quarter	$13.40	$8.09
Second Quarter	11.42	9.23
Third Quarter	10.33	7.25
Fourth Quarter	11.10	7.28
Fiscal 2005 (ended December 31, 2005)
First Quarter	$11.94	$8.59
Second Quarter	18.15	10.55
Third Quarter	21.11	15.58
Fourth Quarter	28.00	17.76
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

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$308,405	$157,937	$221,966	$132,650	$89,611
Income (loss) from operations	60,981	26,546	9,495	(6,820)	(43,849)
Net income (loss)	35,181	42,883	11,784	(4,593)	(39,984)
Basic net income (loss) per share	$0.55	$0.70	$0.20	$(0.08)	$(0.70)
Diluted net income (loss) per share	$0.48	$0.62	$0.17	$(0.08)	$(0.70)
Shares used in computing basic net income (loss) per share	64,099	61,225	59,304	58,270	57,229
Shares used in computing diluted net income (loss) per share	76,516	69,412	68,354	58,270	57,229

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$77,272	$24,555	$32,797	$32,248	$30,821
Working capital	115,214	59,991	105,618	103,389	107,556
Total assets	508,660	386,223	200,759	157,726	144,811
Long-term obligations	85,183	83,466	1,288	—	1,555
Total liabilities	251,720	199,726	70,220	44,889	29,491
Total shareholders’ equity	256,940	186,497	130,539	112,837	115,320

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Forward looking statement include, among other things, our expectations and outlook related to our performance in 2006. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors”, included elsewhere in this Annual Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.
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
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the year ended December 31, 2005. This is followed by a discussion of the critical accounting policies and judgments that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We next discuss our results of operations for 2005 compared to 2004 and 2003. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity, Capital Resources and Commitments.”
Overview
      We are a digital marketing services and technology company that helps marketers acquire, retain and grow customers across all digital media. We are organized into three lines of business: digital marketing services, digital marketing technologies, and digital performance media.

Reclassifications
      In 2005 and 2004, we classified revenue associated with a technology product for publishers, which was initially developed and managed by Avenue A|Razorfish, in the digital marketing technologies segment. In 2003, this revenue was included in the digital marketing services segment. The results for 2003 have been adjusted to reflect this change and to provide consistency with the 2005 and 2004 presentation. In addition, beginning in 2004, we began reporting all revenues derived from selling proprietary ad serving technologies through our digital marketing services line of business as revenue of the digital marketing technologies line of business. The results for 2003 have also been adjusted to reflect this change and to provide consistency with the 2005 and 2004 presentation.

Acquisitions and Comparability of Operations
      Our results of operations for the fiscal years ended 2005, 2004 and 2003 include the results of several acquisitions including GO TOAST in December 2003, NetConversions in February 2004, MediaBrokers, TechnologyBrokers and SBI.Razorfish in July 2004, and DNA in December 2005. The results of these acquisitions should be factored into any comparison of our 2005 and 2004 results to the results for 2003.
      Effective January 1, 2004, Avenue A|Razorfish’s clients are directly liable for the cost of media purchases pursuant to our contractual agreements with those clients. As a result, we began recording revenue generated under those contractual agreements on a net basis, which excludes the cost of media purchased for our clients. This should be factored into comparisons of our 2005 and 2004 results to the results for 2003.

Digital Marketing Services
      Avenue A|Razorfish is an interactive advertising agency that helps our clients use the Internet as an integrated online business channel. We provide digital marketing services including customer-focused websites and enterprise websites (referred to as our web development business) and interactive marketing (referred to as our web media business).
      During 2005, Avenue A|Razorfish experienced significant growth in both its web development and web media businesses. Growth in the web development market during 2005 led to an increase in both new clients and larger projects from existing clients. The growth of the web development business during 2005 was driven by the acquisition of SBI.Razorfish in July 2004 and by market growth. Our web media business also experienced growth during 2005 mostly due to increased spending by our existing clients. In December 2005, Avenue A|Razorfish acquired U.K.-based DNA, an interactive advertising agency. This acquisition provides Avenue A|Razorfish with a presence within the European market.
      The digital marketing services line of business experienced improved profit margins in 2005 over the prior year, mostly due to the performance of the web development business. Increased profitability of the web development business was mainly achieved through the rapid growth of the business, an increase in average billing rates and operating efficiencies gained due to the continued integration of SBI.Razorfish with Avenue A.
      In 2006, we expect the Avenue A|Razorfish business to continue to grow by increasing our client base and increased spending by existing clients. The majority of this growth is expected to be organic rather than through acquisitions. Additionally, by integrating our web development business and our web media business, we expect to generate increased cross selling opportunities. We expect our client support and sales and marketing expenses to increase in line with the growth in revenue and, as a result, profit margins for the full year 2006 are expected to be similar to those achieved during the three months ended December 31, 2005. We believe international markets represent long-term growth opportunities for us, and therefore, intend to make additional investments to support international growth into European and Asian markets.

Digital Marketing Technologies
      Our Atlas business offers digital marketing technology solutions for advertising agencies, enterprise marketers (large companies who manage their own marketing programs) and publishers. We provide agencies and enterprise marketers with online advertising campaign management, rich media, search, and website optimization tools and services via our proprietary Atlas Digital Marketing Suite. We also provide a technology product that enables select publishers to increase revenue by utilizing lower value and remnant inventory through Atlas Publisher.

      Our Atlas business grew substantially during 2005 with increased usage of our Atlas Digital Marketing Suite by both new and existing customers. An increase in ad serving volume during the year accounts for the majority of increased revenue for the digital marketing technologies segment. In 2005, we launched the first version of Atlas Rich Media, a full-featured set of rich media technologies and services that allows users to deliver expanding, floating, video and custom ads throughout the Internet, fully integrating it into the Atlas Digital Marketing Suite. As a result of the product launch, we expect to generate increased revenues from rich media in 2006.
      Profit margins increased during 2005 due to the overall growth of the business and the relatively low incremental cost of providing Atlas services to new clients. This was partially offset by Atlas investing heavily in product development including enhancements of the Atlas Digital Marketing Suite and the development of Atlas On Demand, a tool that is designed to allow advertising agencies and large direct advertisers to deliver effective marketing campaigns for on-demand cable applications. As a result, product development headcount increased during the second half of 2005 in order to support the growth of the business, resulting in increased product development expenses. We also made increased investments in our technology infrastructure during 2005, including the build-out of a new data center.
      In 2006, we expect the growth of the Atlas business to continue but at a slower rate than in 2005. Investments in product development are expected to increase and to be focused mainly on the continued development of Atlas Publisher, Atlas Rich Media and additional components of the Atlas Digital Marketing Suite. We also expect continued development of Atlas On Demand, however, we do not expect to generate meaningful revenue for Atlas On Demand until at least 2007. Additionally, we intend to increase investments in our technology infrastructure to meet the expected growth of the digital marketing technologies segment.

Digital Performance Media
      Digital performance media includes DRIVEpm and MediaBrokers. DRIVEpm was developed internally in 2003 and we purchased MediaBrokers in July 2004. DRIVEpm and MediaBrokers are online advertising networks that serve as intermediaries between online publishers and advertisers by procuring online advertising inventory primarily from publishers and reselling that inventory to advertisers on a highly-targeted basis.
      The client base and number of publisher partnerships in our digital performance media line of business grew during 2005, contributing to significant growth in both revenue and income from operations. Sales efforts increased during the second half of 2005 with the growth of the DRIVEpm and MediaBrokers sales teams. Client support expenses also increased during 2005 as additional headcount was added to support the growth of the business.
      In 2006, we anticipate continued strong growth in the digital performance media line of business. A significant component of this growth is expected to be from new clients generated by a larger sales force. Additionally, improvements in the technology used by both DRIVEpm and MediaBrokers is expected to increase revenue opportunities and bring operational efficiencies so that the incremental cost of servicing new clients decreases over time. As a result, we expect income from operations as a percentage of revenue to increase for 2006.
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

Revenue Recognition for Fixed Price Contracts
      Avenue A|Razorfish follows Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and recognizes revenue from fixed-fee consulting contracts as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hours. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be less than or greater than the revenues recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.
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

Accounting for Goodwill
      Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist at the reporting unit level, to determine if the recorded goodwill is impaired. A reporting unit level is defined as an operating segment or one level below an operating segment. This determination requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on a discounted future cash flow approach that uses estimates including the following for the reporting units: revenue based on assumed market segment growth rates; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth and costs are based on historical data, various internal estimates and a variety of external sources. In addition to being used in our goodwill impairment analysis, the same estimates are used for both our long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment of each reporting unit. During the fourth quarter of 2005, we completed our most recent review, which did not result in the recording of an impairment charge. We will perform our next annual review during the fourth quarter of 2006. We may incur charges for the impairment of goodwill in the future if a reporting unit fails to achieve our assumed revenue growth rates or assumed operating margin results.

Accounting for Income Taxes
      We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance if deemed necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.
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
      Washington State tax authorities issued a ruling in 2002 that permits us to exclude amounts paid by us to purchase media for clients that is ultimately billed to and paid for by clients, from the measure of Washington State business and occupation tax. We received reporting instructions from Washington State tax authorities that disallows this exclusion after periods beginning in February 2003. We have since implemented tax planning strategies that are intended to mitigate any potentially adverse tax consequences resulting from this change.
Results of Operations
      The following table presents statements of operations data as reported for each of our lines of business for the years ended December 31, 2005, 2004 and 2003. Our discussion of revenue and cost of revenue for our digital marketing services segment also provides revenue and cost of revenue as if cost of media purchases for digital marketing services were excluded (net revenue). Net revenue and cost of revenue, net of media purchases, for 2005 and 2003 are non-GAAP financial measures. We believe this net revenue and cost of revenue presentation facilitates a better comparison of the results of our digital marketing services line of business due to the contractual changes discussed previously. The results of any period are not necessarily indicative of results for any future period.

	Year Ended December 31, 2005

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total

	(In thousands)
Revenue	$189,755	$92,287	$26,363	$—		$308,405
Costs and expenses:
Cost of revenue	243	22,678	15,440	788	(1)	39,149
Client support	135,790	—	3,847	—		139,637
Product development	—	9,328	—	—		9,328
Sales and marketing	4,595	9,509	924	—		15,028
General and administrative	12,916	7,912	1,223	10,681		32,732
Amortization of intangible assets	—	—	—	7,210		7,210
Client reimbursed expenses	4,340	—	—	—		4,340

Total costs and expenses	157,884	49,427	21,434	18,679		247,424

Income (loss) from operations	$31,871	$42,860	$4,929	$(18,679)		$60,981

Interest and other income, net						1,532
Interest expense						2,334

Income before provision for income taxes						$60,179
Provision for income taxes						24,998

Net income						$35,181

	Year Ended December 31, 2004

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total

	(In thousands)
Revenue	$87,653	$60,871	$9,413	$—		$157,937
Costs and expenses:
Cost of revenue	—	14,652	7,323	576	(1)	22,551
Client support	65,505	—	1,429	—		66,934
Product development	—	6,188	—	—		6,188
Sales and marketing	1,628	7,268	301	—		9,197
General and administrative	6,253	6,660	430	7,870		21,213
Amortization of intangible assets	—	—	—	4,048		4,048
Client reimbursed expenses	1,260	—	—	—		1,260

Total costs and expenses	74,646	34,768	9,483	12,494		131,391

Income (loss) from operations	$13,007	$26,103	$(70)	$(12,494)		$26,546

Interest and other income, net						1,925
Interest expense						875

Income before benefit for income taxes						$27,596
Benefit for income taxes						(15,287)

Net income						$42,883

	Year Ended December 31, 2003

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses	Total

	(In thousands)
Revenue	$188,122	$33,355	$489	$—	$221,966
Costs and expenses:
Cost of revenue	157,857	9,351	501	—	167,709
Client support	20,586	—	96	—	20,682
Product development	68	3,925	—	—	3,993
Sales and marketing	803	4,108	—	—	4,911
General and administrative	3,626	4,362	—	5,809	13,797
Amortization of deferred stock compensation	—	—	—	1,103	1,103
Amortization of intangible assets	—	—	—	276	276

Total costs and expenses	182,940	21,746	597	7,188	212,471

Income (loss) from operations	$5,182	$11,609	$(108)	$(7,188)	$9,495

Interest and other income, net					3,197
Interest expense					33

Income before provision for income taxes					$12,659
Provision for income taxes					875

Net income					$11,784

(1)	For the years ended December 31, 2005 and 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisitions of GO TOAST and NetConversions.

Revenue
      Beginning on January 1, 2004, due to revised contractual arrangements with clients and publishers, Avenue A|Razorfish began recognizing revenue under the net method, which excludes the cost of media purchased for our Avenue A|Razorfish clients. In December 2005, we purchased U.K.-based interactive advertising agency DNA. DNA generates revenue that is recognized under the gross method of accounting and includes the cost of media purchased for DNA clients. We are currently in the process of renegotiating both client and publisher contracts and if successful, DNA will report revenue under the net method in future periods.
      The following table provides a reconciliation of revenue as reported in 2005, 2004 and 2003 to net revenue, which excludes the cost of media purchased for our digital marketing services clients (in thousands):

	Total			Digital Marketing Services

	2005	2004	2003	2005	2004	2003

Revenue, as reported	$308,405	$157,937	$221,966	$189,755	$87,653	$188,122
Less cost of media purchases	(243)	—	(157,857)	(243)	—	(157,857)

Revenue, net of digital marketing services media purchases	$308,162	$157,937	$64,109	$189,512	$87,653	$30,265

      Revenue, net of digital marketing services media purchases, was $308.2 million, $157.9 million and $64.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. Revenue increased during the year ended December 31, 2005 mostly due to the acquisitions made in 2004 contributing to the entire year’s results versus contributing to only five months of results during 2004. Additionally, the growth in market demand for digital marketing services and technologies, new clients and increased spending from existing clients contributed significantly to the revenue growth in 2005. Revenue, net of digital marketing services media purchases, increased during the year ended December 31, 2004 due to acquisitions made during 2004 that resulted in increased product offerings, the addition of new clients and increased spending from our existing clients.
      Revenue from digital marketing services, net of media purchases, increased to $189.5 million during the year ended December 31, 2005, from $87.7 million and $30.3 million for the years ended December 31, 2004 and 2003, respectively. The increase in revenue, net of media purchases, for the years ended December 31, 2005 and 2004 is primarily attributable to the web development business with the acquisition of SBI.Razorfish in July 2004. During the years ended December 31, 2005 and 2004, the web development business contributed revenue of $125.4 million and $40.8 million, respectively, to the digital marketing services line of business. Web development revenue consistently increased throughout 2005 due to an increasing client base and an increase in our clients’ advertising budgets leading to larger web development projects. The web media business generated revenue, net of media purchases of $64.1 million during the year ended December 31, 2005 compared to $46.9 million and $30.3 million during the years ended December 31, 2004 and 2003, respectively. Web media revenue increased mostly due to increased spending by our existing clients as a result of increased volumes of media utilized in advertising campaigns.
      Due to the change in accounting method for Avenue A|Razorfish clients, revenue for digital marketing services decreased to $87.7 million during the year ended December 31, 2004 compared to $188.1 million during the year ended December 31, 2003. The decrease in revenue was attributable to Avenue A|Razorfish recognizing revenue under the net method beginning on January 1, 2004, partially offset by the contributions of the SBI.Razorfish acquisition in 2004.
      Revenue from digital marketing technologies increased to $92.3 million for the year ended December 31, 2005 from $60.9 million and $33.4 million for the years ended December 31, 2004 and 2003, respectively. The increase in revenue is primarily the result of increased use of the Atlas Digital Marketing Suite and increased volumes of advertisements delivered over the Internet by existing customers, combined with a consistent increase in client base over the past two years of both agencies and direct advertisers around the world. We believe the increased volume of advertisements delivered during the past several years is a result of more Internet users and a better appreciation by advertisers of the importance of utilizing the online marketing channel. Additionally, increased penetration of the Atlas business in the U.K. market has contributed to the increase in revenue. Atlas Europe generated $12.6 million and $5.9 million of revenue during the years ended December 31, 2005 and 2004, respectively.
      Revenue from digital performance media was $26.4 million, $9.4 million and $489,000 during the years ended December 31, 2005, 2004 and 2003, respectively. The digital performance media business reports revenue under the gross method of accounting and this revenue is comprised of the gross value of the advertising space that was purchased for our clients and our fee for providing such service. The increase in revenue during the year ended December 31, 2005 was primarily due to the acquisition of MediaBrokers in July 2004 and the increased client bases and publisher relationships at both MediaBrokers and DRIVEpm.

Cost of Revenue
      Due to the contractual changes with our clients and publishers, beginning January 1, 2004 cost of revenue excludes cost of media purchased for our Avenue A|Razorfish clients. Prior to January 1, 2004, the cost of revenue was generated under the gross method and included the cost of media purchased for our Avenue A|Razorfish clients. DNA, which was acquired in December 2005, recognizes revenue under the gross revenue method. As a result, cost of revenue associated with the digital marketing services line of business relates entirely to DNA during the year ended December 31, 2005.

      The following table provides a reconciliation of cost of revenue as reported in 2005, 2004 and 2003 to cost of revenue that excludes the cost of media purchased for our digital marketing services clients (in thousands):

	Total			Digital Marketing Services

	2005	2004	2003	2005	2004	2003

Cost of revenue, as reported	$39,149	$22,551	$167,709	$243	$—	$157,857
Less cost of media purchases	(243)	—	(157,857)	(243)	—	(157,857)

Cost of revenue, net of digital marketing services media purchases	$38,906	$22,551	$9,852	$—	$—	$—

      Cost of revenue, net of digital marketing services media purchases, was $38.9 million, $22.6 million and $9.9 million during the years ended December 31, 2005, 2004 and 2003, respectively. Cost of revenue increased during the years ended December 31, 2005 and 2004 mainly due to the growth of our digital marketing technologies and digital performance media lines of business.
      Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $22.7 million for the year ended December 31, 2005 from $14.7 million and $9.4 million for the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2005 and 2004, additional client support and technology personnel were needed to support both the growing technology infrastructure demands and client service needs associated with the growth of the business. As of December 31, 2005, there were 92 client support personnel associated with digital marketing technologies, compared to 63 and 30 as of December 31, 2004 and 2003, respectively. In addition, there were 38 production support personnel as of December 31, 2005 compared to 29 and 26 as of December 31, 2004 and 2003, respectively. Additionally, the increase in cost of revenue was due to an increase in depreciation expense related to capital investments in our technology infrastructure, including two data center build outs in 2005, and increased bandwidth costs related to increased volume of advertisements delivered over the Internet.
      Cost of revenue associated with our digital performance media line of business was $15.4 million, $7.3 million and $501,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and relates to the cost of the advertising space purchased from websites to resell to our clients. The increase in cost of revenue is primarily due to the acquisition of MediaBrokers in July 2004 and increased revenue due to an increased client base and increased spending levels from our existing clients.

Client Support
      Client support expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for client support personnel for our interactive advertising agency, Avenue A|Razorfish. Client support also includes expenses for contractors retained for their specialized skill sets to work on client projects. Client support expenses associated with digital marketing services increased to $135.8 million for the year ended December 31, 2005 from $65.5 million and $20.6 million for the years ended December 31, 2004 and 2003, respectively. The increase in client support expenses was primarily due to the growth of the web development business with the acquisition of SBI.Razorfish in July 2004. During the years ended December 31, 2005 and 2004, the web development business contributed $97.4 million and $36.7 million, respectively, in client support expenses associated with the digital marketing services line of business. The web development business acquired from SBI.Razorfish contributed only five months of client support expenses during the year ended December 31, 2004. In addition to the impact of the acquisition of SBI.Razorfish, the increase in client support expenses was due to increased salary and facilities expenses related to increased headcount necessary to support new clients and increased spending by existing clients. As of December 31, 2005 there were 1,003 client support personnel in our digital marketing services line of business compared to 813 and 213 as of December 31, 2004 and 2003, respectively. Additionally, during the year ended December 31, 2005, we retained contractors in order to capitalize on the rapid growth of the web development market. We intend to replace many of these contractors with full time employees during 2006.
      Client support expenses associated with our digital performance media line of business consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. Client support expenses associated with digital performance media were $3.8 million during the year ended December 31, 2005 compared to $1.4 million during the year ended December 31, 2004. The increase in client support expenses related to increased headcount needed to support new clients and the growth of the business in addition to the acquisition of MediaBrokers in July 2004. As of December 31, 2005 and 2004, there were 26 and 14 client support personnel, respectively, in our digital performance media line of business.

Product Development
      Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development for new technologies and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $9.3 million for the year ended December 31, 2005 compared to $6.2 million and $4.0 million for the years ended December 31, 2004 and 2003, respectively. The increase in expense is primarily due to an increase in product development personnel necessary to integrate the technologies acquired to support our search engine and rich media capabilities, enhance our existing Atlas Digital Marketing Suite and invest in new technologies, including Atlas on Demand. The increase was partially offset by the capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite and Atlas on Demand. During the year ended December 31, 2005, we capitalized $1.9 million of certain direct costs in accordance with the guidance provided in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Similarly, during the years ended December 31, 2004 and 2003, we capitalized $934,000 and $1.1 million, respectively, of such costs. As of December 31, 2005, there were 87 product development personnel compared to 61 and 42 as of December 31, 2004 and 2003, respectively. Additionally, we utilized contract personnel during the year ended December 31, 2005 to meet our increased product development needs. We intend to fill a portion of these positions with full-time employees during 2006.

Sales and Marketing
      In general, our digital marketing services line of business attracts clients through a consultative approach using our existing client service teams. Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive agency, Avenue A|Razorfish. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows, the costs of advertising our services in trade publications and the cost of client and publisher summits. Sales and marketing expenses associated with digital marketing services increased to $4.6 million for the year ended December 31, 2005 from $1.6 million and $803,000 for the years ended December 31, 2004 and 2003, respectively. The increase in sales and marketing expenses was primarily due to increased headcount in the web development business with the acquisition of SBI.Razorfish in July 2004 and additional personnel added during the year ended December 31, 2005. Additionally, the web development business acquired from SBI.Razorfish contributed only five months of sales and marketing expenses during the year ended December 31, 2004. During the years ended December 31, 2005 and 2004, the web development business contributed $3.8 million and $852,000 in sales and marketing expenses to the digital marketing services line of business. As of December 31, 2005 there were 18 sales and marketing personnel in our digital marketing services line of business compared to ten and three as of December 31, 2004 and 2003, respectively.
      Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and related expenses for our sales force, including an agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. that was ended in July 2004 in connection with the acquisition of TechnologyBrokers. In addition, these expenses include salaries of sales and marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the

Internet. Sales and marketing expenses associated with digital marketing technologies increased to $9.5 million during the year ended December 31, 2005, from $7.3 million and $4.1 million for the years ended December 31, 2004 and 2003, respectively. This increase is primarily due to the addition of sales personnel and their related sales and marketing efforts. Prior to July 2004, we contracted with TechnologyBrokers to provide sales support to Atlas in the United Kingdom, and in turn, we paid commissions based on a specified percentage of qualifying revenues. Subsequent to the acquisition in July 2004, we no longer pay commissions to TechnologyBrokers. As of December 31, 2005 there were 46 sales and marketing personnel in our digital marketing technologies line of business compared to 28 and 18 as of December 31, 2004 and 2003, respectively.
      Sales and marketing expenses associated with our digital performance media line of business consist primarily of salaries and related expenses for our DRIVEpm and MediaBrokers sales forces. During the year ended December 31, 2005, the digital performance media line of business hired dedicated sales and marketing personnel whereas during the year ended December 31, 2004 its sales efforts were primarily driven by existing client support personnel. Sales and marketing expense associated with our digital performance media line of business was $924,000 and $301,000 for the years ended December 31, 2005 and 2004, respectively, and as of December 31, 2005 and 2004 there were 12 and 4 sales and marketing personnel, respectively, in our digital performance media line of business.

General and Administrative
      General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, insurance and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist primarily of a direct allocation of these corporate costs based on several allocation methods including headcount and the percentage of revenue generated by the respective entity. General and administrative expenses increased to $32.7 million for the year ended December 31, 2005 from $21.2 million and $13.8 million for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses was primarily due to increased corporate support costs needed to support the web development business acquired through SBI.Razorfish. The web development business contributed only five months of general and administrative expenses during the year ended December 31, 2004. Additionally, this increase was due to additional corporate headcount necessary to support the growth of our operating units along with costs associated with continued development and support of new corporate financial systems and compliance with corporate governance requirements. As of December 31, 2005, there were 141 general and administrative personnel compared to 108 and 44 as of December 31, 2004 and 2003, respectively.

Amortization of Intangible Assets
      Amortization of intangible assets relates to intangible assets primarily consisting of customer relationships purchased through various acquisitions. Amortization of intangible assets was $7.2 million during the year ended December 31, 2005 compared to $4.0 million and $276,000 during the years ended December 31, 2004 and 2003, respectively. The increase in 2004 and 2005 was due to the acquisition of NetConversions in February 2004 and SBI.Razorfish, TechnologyBrokers and MediaBrokers in July 2004. Amortization of the intangible assets associated with purchased technology is recorded as a cost of revenue and was $788,000 during the year ended December 31, 2005 compared to $576,000 during the year ended December 31, 2004. There was no amortization of intangible assets recorded as cost of revenue associated with developed technology during the year ended December 31, 2003. With respect to intangible assets acquired through

December 31, 2005, the estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

2006	$8,422
2007	7,284
2008	6,670
2009	5,812
2010 and thereafter	3,890

$32,078

Client Reimbursed Expenses
      Client reimbursed expenses include all reimbursable project expenses billed to customers. The reimbursements received from clients for these expenses are also recorded as a component of revenue. We recorded $4.3 million and $1.3 million of client reimbursed expenses for the years ended December 31, 2005 and 2004, respectively. Such expenses were not material in 2003. The increase in client reimbursed expenses during the year ended December 31, 2004 was due to the SBI.Razorfish acquisition. Client reimbursed expenses increased during the year ended December 31, 2005 as a result of the growth of the web development business and an increase in revenue generated during 2005.

Amortization of Deferred Stock Compensation
      Amortization of deferred stock compensation consists of expenses related to employee stock option grants with option exercise prices below the fair value of our common stock as of the date of grant. Deferred stock compensation was amortized on an accelerated basis over the four-year vesting period of the applicable options. There was no amortization expense for deferred stock compensation for the years ended December 31, 2005 and 2004 as deferred stock compensation was fully amortized as of December 31, 2003. Amortization of deferred stock compensation was $1.1 million for the year ended December 31, 2003.

Interest and Other Income, Net
      Net interest and other income consist primarily of earnings on our cash, cash equivalents and short-term investments, and foreign currency transaction exchange gains and losses. Net interest and other income was $1.5 million, $1.9 million and $3.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease in net interest and other income was primarily related to the decrease in cash, cash equivalents and short-term investments associated with our various acquisitions.

Interest Expense
      Interest expense was $2.3 million, $875,000, and $33,000 during the years ended December 31, 2005, 2004 and 2003, respectively. During the years ended December 31, 2005 and 2004, interest expense related to the outstanding interest bearing convertible debt. During the year ended December 31, 2003, interest expense related to an equipment term loan facility.

Provision (Benefit) for Income Taxes
      We recorded a $25.0 million income tax provision during the year ended December 31, 2005 and recorded a $15.3 million net benefit for income taxes during the year ended December 31, 2004. The benefit for income taxes during 2004 is comprised of a decrease to our valuation allowance offset by the income tax provision for the year ended December 31, 2004. This compares to a $875,000 income tax provision for the year ended December 31, 2003. At December 31, 2005 and 2004, we had a federal net operating loss carryforward (NOL) of approximately $82.9 million and $55.8 million, respectively, related to U.S. jurisdictions. Our NOL increased during the year ended December 31, 2005 as a result of the increased estimated value of the NOL acquired in connection with the acquisition of SBI.Razorfish and as a result of the benefit derived from the exercise of certain employee stock options. Utilization of our NOLs is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Our NOLs begin to expire at various times commencing in 2017.
Liquidity, Capital Resources and Commitments
      Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999, and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. In addition, we issued $74.7 million in convertible debt to the sellers of SBI.Razorfish in connection with its acquisition in July 2004. This was subsequently paid off with the proceeds from the sale in August and September 2004 of $80.0 million in convertible senior subordinated notes due 2024.
      As of December 31, 2005, we had cash and cash equivalents of $77.3 million, short-term investments of $35.6 million and outstanding convertible debt of $80.0 million.

Net Cash from Operating Activities
      Net cash provided by operating activities was $70.6 million, $38.9 million and $20.6 million during the years ended December 31, 2005, 2004 and 2003, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by non-cash expenses such as depreciation and amortization, and changes in working capital components, which are influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.
      Changes in working capital have been significantly influenced by increases in accounts receivable due to both the organic growth in the business and the growth resulting from various acquisitions. Due to this growth, we have experienced a change in the composition of our accounts receivable which increased the time to collect cash from our clients. The growth in the business has also contributed to the increases in amounts owed for media and other purchases.
      In addition to the effect of organic growth and growth from recent acquisitions on working capital, we believe that beginning in 2004, the change in the contractual terms with our clients influenced our cash flow from operating activities. The timing of payments for media purchases is now directly influenced by the timing of payment received from our clients for such media purchases. Under our prior Avenue A|Razorfish contract structure in 2003, we were liable for media purchases for our clients and the payment of publisher invoices was not dependent on receipt of payment from our clients. As such, during the year ended December 31, 2003, the cash generated from operating activities was influenced by the timing of payments received from clients. Effective January 1, 2004, under our new contract structure, Avenue A|Razorfish’s clients are directly liable for media purchases and we are not contractually required to pay a publisher’s invoices without previous payment from our client for that media purchase.

Net Cash from Investing Activities
      Our investing activities include the purchase and sale of short term investments, purchases of property and equipment and the funding of acquisitions. Net cash used in investing activities was $31.9 million, $55.2 million and $21.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      In accordance with our investment policy, we purchase primarily investment-grade marketable securities. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. During the year ended December 31, 2005, we had net purchases of $1.2 million due to increases in excess cash and cash equivalents available for reinvestment. During the year ended December 31, 2004 we had net sales of marketable securities of $55.0 million to meet funding requirements for the various acquisitions completed in 2004. During the year ended December 31, 2003 we had net purchases of $3.1 million due to increases in excess cash and cash equivalents available for reinvestment.
      Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, the development of our proprietary technology and leasehold improvements for our facilities. During the years ended December 31, 2005, 2004 and 2003, capital expenditures were $20.0 million, $12.3 million and $6.1 million, respectively. The increase in capital expenditures was needed to support the continued overall growth of our business.
      The following table summarizes cash used to fund various acquisitions during the years ended December 31, 2005, 2004 and 2003. Amounts represent cash consideration paid, including transaction costs, post closing requirements and contingency payments earned, net of cash acquired.

	Year Ended December 31,

	2005	2004		2003

	(In thousands)
DNA	$2,667	$—		$—
NetConversions	279	4,026		—
TechnologyBrokers/ Media Brokers	6,943	3,086		—
SBI.Razorfish	—	89,621	(1)	—
GO TOAST	584	348		12,498
i-FRONTIER	176	891		—

Total cash payments	$10,649	$97,972		$12,498

(1)	In connection with the acquisition of SBI.Razorfish, we paid $89,621 in cash, including $4,321 in acquisition related expenses, and issued approximately $74,700 in convertible notes (Notes). In August and September 2004, we sold $80,000 of convertible senior subordinated debt, the proceeds of which were used to redeem 100 percent of the Notes.
      Many of our recent acquisitions have related purchase agreements that provide for future contingent payments. These payments are determined based on either the revenue or operating performance or combination of both for the acquired entities over a stated period of time. These payments are recorded when the actual amounts are determined, due to the uncertainty of achieving the financial results. The following table summarizes our estimates of future contingency payments in the period of expected payment by acquisition should actual results be consistent with management’s estimates.

	Estimated Payments for Year Ended December 31,

	2006		2007		2008		2009

	Low	High	Low	High	Low	High	Low	High

	(In thousands)
DNA(1)	$6,100	$8,900	$—	$—	$—	$—	$6,100	$15,100
NetConversions(2)	188	188	—	—	—	—	—	—
TechnologyBrokers/ Media Brokers(3)	33,000	37,000	—	—	—	—	—	—
i-FRONTIER(4)	25,400	27,900	—	—	—	—	—	—
GO TOAST(5)	1,000	1,300	—	—	—	—	—	—

Total	$65,688	$75,288	$—	$—	$—	$—	$6,100	$15,100

(1)	The 2006 payment to DNA includes a contingent amount based on DNA’s actual earnings for the twelve months ending March 31, 2006 and an amount of $1,721 that is guaranteed and included in accrued liabilities as of December 31, 2005. The 2009 payment to DNA will be determined based on actual earnings results of DNA for the three years ending December 5, 2008. There is no maximum payment specified in the agreement.

(2)	The NetConversions future contingent payment will be determined based on actual earnings results of NetConversions through January 31, 2006 with a maximum potential payment of $1.3 million.

(3)	The TechnologyBrokers and MediaBrokers future contingent payment will be paid provided certain earnings thresholds are met through July 31, 2006. There is no maximum payment specified in the agreement.

(4)	The i-FRONTIER future contingent payment will be determined based on the operating results of i-FRONTIER through December 31, 2005. There is no maximum payment specified in the agreement.

(5)	The GO TOAST future contingent payment will be determined based on the revenue results of GO TOAST through December 31, 2005 with a maximum potential payment of $3.0 million.

Net Cash from Financing Activities
      Our financing activities primarily relate to the proceeds from and payments made on notes payable and the proceeds from issuance of common stock through our stock option and employee stock purchase plans.
      In 2002 and 2001, we entered into an equipment term loan facility totaling $5.5 million to finance the purchase of computer equipment used for general operational purposes. In 2003, we paid $1.6 million on these notes payable. As of December 31, 2003, we had no outstanding debt. In August and September 2004, we sold $80.0 million in convertible senior subordinated notes, the proceeds of which were used to redeem 100% of the convertible notes issued in connection with the acquisition of SBI.Razorfish. As of December 31, 2005 and 2004, the principal amount of outstanding convertible debt was $80.0 million and the fair market value was $162.9 million and $82.2 million, respectively. In connection with the offering, we also paid $2.3 million in debt issuance costs. See the discussion of interest and principal payments in Note 12 of our Notes to Consolidated Financial Statements.
      Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $14.0 million, $5.1 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in proceeds each year was due to the increase in the fair value of our common stock, increased volume of stock option exercises and an increased employee base participating in our employee stock purchase plan.
      We believe that our current cash, cash equivalents and short-term investments, together with cash from operating activities, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, debt service, and future contingent payments for our acquired businesses for at least the next 12 months. Our current cash resources may not be adequate to fund merger and acquisition activities that we may wish to engage in and to maintain desired levels of working capital, and we may consider increasing our liquidity for such purposes.

Commitments and Contingencies
      As of December 31, 2005, we had material commitments related to our convertible debt and operating leases for office space and office equipment leases. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of December 31, 2005 (in thousands):

	Year Ended December 31,

					2010 and
	2006	2007	2008	2009	Thereafter	Total

Commitments:
Operating leases	$7,660	$6,395	$5,290	$4,351	$15,590	$39,286
Sublease rental income	(216)	(32)	—	—	—	(248)
Ad content delivery services	1,547	734	—	—	—	2,281
Convertible debt (including interest payments)	1,800	1,800	1,800	1,800	107,000	114,200

Total commitments	$10,791	$8,897	$7,090	$6,151	$122,590	$155,519

      In addition to the acquisition related contingency payments described in the “Liquidity, Capital Resources and Commitments” section above, we have potential contingency payments related to periods under audit. We have been selected by the City of Seattle for a routine business and occupation tax audit for the period January 1, 1999 through December 31, 2003. We have received a preliminary assessment of underpaid taxes; however, the City of Seattle has acknowledged that this preliminary assessment will be adjusted. We believe we have provided an adequate reserve for expected liabilities resulting from this audit. The audit has not been completed, and we believe that we have complied with the Seattle Municipal Tax Code.
Recent Accounting Pronouncements
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143” (FIN 47). A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. We adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 30, 2005. We are required to adopt SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, “Accounting for Stock-Based Compensation,” no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 2 of our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the years ended December 31, 2005, 2004 and 2003, as if we had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. We have completed a preliminary evaluation of the impact of adopting SFAS 123R and estimate that it will result in share-based payment expense between $21.6 million and $22.4 million for the year ending December 31, 2006. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, actual option grant activity during the year ending December 31, 2006, the market value of our common stock on the date future options are granted, and the assumed award forfeiture rate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk includes interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term, investment-grade debt securities issued by corporations and U.S. government agencies. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.
      We maintain bank accounts with balances denominated in British Pounds to support our U.K.-based operations. We are subject to foreign currency exchange rate risk on these accounts, although we do not believe this exposure is material.
      We do not use derivative financial instruments to manage interest rate risk, to reduce our exposure to changes in foreign currency exchange rates, or for speculative trading purposes.

Item 8.     Financial Statements and Supplementary Data
      The following consolidated financial statements and supplementary data are included beginning on page 38 of this Report.
AQUANTIVE, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
aQuantive, Inc.:
      We have audited the accompanying consolidated balance sheets of aQuantive, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of aQuantive, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of aQuantive, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
March 1, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
aQuantive, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s report on internal control over financial reporting appearing under Item 9A that aQuantive, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
March 1, 2006

AQUANTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77,272	$24,555
Short-term investments	35,617	34,692
Accounts receivable, net of allowances of $3,146 and $3,144 in 2005 and 2004, respectively	160,370	106,683
Other receivables	968	1,486
Prepaid expenses and other current assets	2,108	1,631
Deferred tax assets	5,416	7,204

Total current assets	281,751	176,251
Property and equipment, net	27,370	17,569
Goodwill	141,075	137,845
Other intangible assets, net	32,078	36,226
Other assets	1,245	1,045
Deferred financing costs, net	1,386	1,645
Deferred tax assets, net	23,755	15,642

Total assets	$508,660	$386,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,327	$68,542
Accrued liabilities	38,976	21,066
Pre-billed media	18,254	15,655
Deferred rent, current portion	670	603
Deferred revenue	14,310	10,394

Total current liabilities	166,537	116,260
Long-term accrued liabilities	430	456
Notes payable	80,000	80,000
Deferred rent, less current portion	4,753	3,010

Total liabilities	251,720	199,726

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value; 21,084 shares authorized and none issued or outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 66,495 and 62,256 shares issued and outstanding at December 31, 2005 and 2004, respectively	665	623
Paid-in capital	269,382	233,898
Accumulated deficit	(12,918)	(48,099)
Accumulated other comprehensive (loss) income	(189)	75

Total shareholders’ equity	256,940	186,497

Total liabilities and shareholders’ equity	$508,660	$386,223

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,

	2005	2004	2003

	(In thousands except
	per share amounts)
Revenue	$308,405	$157,937	$221,966
Costs and expenses:
Cost of revenue (excludes deferred stock compensation of $168 in 2003)	39,149	22,551	167,709
Client support (excludes deferred stock compensation of $632 in 2003)	139,637	66,934	20,682
Product development (excludes deferred stock compensation $128 in 2003)	9,328	6,188	3,993
Sales and marketing (excludes deferred stock compensation of $62 in 2003)	15,028	9,197	4,911
General and administrative (excludes deferred stock compensation of $113 in 2003)	32,732	21,213	13,797
Amortization of intangible assets	7,210	4,048	276
Client reimbursed expenses	4,340	1,260	—
Amortization of deferred stock compensation	—	—	1,103

Total costs and expenses	247,424	131,391	212,471

Income from operations	60,981	26,546	9,495
Interest and other income, net	1,532	1,925	3,197
Interest expense	2,334	875	33

Income before income taxes	60,179	27,596	12,659
Provision (benefit) for income taxes	24,998	(15,287)	875

Net income	$35,181	$42,883	$11,784

Basic net income per share	$0.55	$0.70	$0.20

Diluted net income per share	$0.48	$0.62	$0.17

Shares used in computing basic net income per share	64,099	61,225	59,304

Shares used in computing diluted net income per share	76,516	69,412	68,354

Comprehensive income:
Net income	$35,181	$42,883	$11,784
Items of other comprehensive income (loss)	(264)	(207)	(275)

Comprehensive income	$34,917	$42,676	$11,509

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock			Deferred			Comprehensive	Total
			Paid-In	Stock	Subscriptions	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Loss)	Equity

	(In thousands)
BALANCES, December 31, 2002	58,380	$584	$215,858	$(1,116)	$(280)	$(102,766)	$557	$112,837
Reduction of deferred stock compensation — employee terminations	—	—	(13)	13	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,103	—	—	—	1,103
Compensation expense due to vesting accelerations	—	—	3	—	—	—	—	3
Compensation expense due to options issued to non employees	—	—	352	—	—	—	—	352
Conversion of subscriptions receivable	—	—	—	—	280	—	—	280
Exercise of common stock options	1,412	14	2,577	—	—	—	—	2,591
Issuance of common stock — Employee Stock Purchase Plan	237	2	554	—	—	—	—	556
Issuance of common stock — Acquisition of GO TOAST	138	2	1,306	—	—	—	—	1,308
Unrealized loss on available for sale investments	—	—	—	—	—	—	(275)	(275)
Net income	—	—	—	—	—	11,784	—	11,784

BALANCES, December 31, 2003	60,167	$602	$220,637	$—	$—	$(90,982)	$282	$130,539

Exercise of common stock options	1,869	20	3,774	—	—	—	—	3,794
Issuance of common stock — Employee Stock Purchase Plan	220	1	1,297	—	—	—	—	1,298
Reduction in valuation allowance related to stock option exercises prior to 2004	—	—	3,094	—	—	—	—	3,094
Tax benefit of exercise of common stock options	—	—	5,096	—	—	—	—	5,096
Unrealized loss on available for sale investments	—	—	—	—	—	—	(147)	(147)
Currency translation loss	—	—	—	—	—	—	(60)	(60)
Net income	—	—	—	—	—	42,883	—	42,883

BALANCES, December 31, 2004	62,256	$623	$233,898	$—	$—	$(48,099)	$75	$186,497

Exercise of common stock options	3,838	38	11,072	—	—	—	—	11,110
Issuance of common stock — Employee Stock Purchase Plan	401	4	2,928	—	—	—	—	2,932
Tax benefit of exercise of common stock options	—	—	21,438	—	—	—	—	21,438
Compensation expense due to vesting accelerations	—	—	46	—	—	—	—	46
Unrealized loss on available for sale investments	—	—	—	—	—	—	(58)	(58)
Currency translation loss	—	—	—	—	—	—	(206)	(206)
Net income	—	—	—	—	—	35,181	—	35,181

BALANCES, December 31, 2005	66,495	$665	$269,382	$—	$—	$(12,918)	$(189)	$256,940

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$35,181	$42,883	$11,784
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,145	9,317	3,795
Amortization of premiums on short-term investments	19	562	1,508
Stock based compensation expense	46	—	1,738
Stock option income tax benefit	21,438	8,190	—
Changes in operating assets and liabilities, net of balances from businesses acquired during the year:
Accounts receivable, net	(50,587)	(31,059)	(22,977)
Other receivables, prepaid expenses and other current assets	155	(15)	(1,044)
Other assets	(325)	666	(512)
Accounts payable	24,621	13,532	19,968
Accrued liabilities and pre-billed media	18,877	13,894	1,792
Deferred revenue	3,121	3,203	3,019
Deferred rent	1,147	2,173	1,519
Deferred taxes	(2,259)	(24,492)	54

Net cash provided by operating activities	70,579	38,854	20,644

Cash flows from investing activities:
Proceeds from sale of marketable securities	14,379	70,707	218,983
Purchases of marketable securities	(15,604)	(15,659)	(222,081)
Purchases of property and equipment	(20,030)	(12,312)	(6,075)
Acquisitions, less cash received of $443, $408, and $47 in 2005, 2004 and 2003, respectively	(10,649)	(97,972)	(12,498)

Net cash used in investing activities	(31,904)	(55,236)	(21,671)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	80,000	—
Payments on notes payable (including payment of convertible debt associated with purchase of SBI.Razorfish in 2004 — see supplemental disclosure of non-cash investing activities below)	—	(74,697)	(1,569)
Payment of debt issuance costs	—	(2,255)	—
Proceeds from issuance of common stock and exercises of common stock options, net	14,042	5,092	3,145

Net cash provided by financing activities	14,042	8,140	1,576

Net increase (decrease) in cash and cash equivalents	52,717	(8,242)	549

Cash and cash equivalents, beginning of year	24,555	32,797	32,248

Cash and cash equivalents, end of year	$77,272	$24,555	$32,797

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,755	$240	$33

Income taxes paid	$1,547	$951	$475

Supplemental disclosure of non-cash investing and financing activities
Issuance of convertible debt in connection with acquisition of SBI.Razorfish	$—	$74,697	$—

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(In thousands, except per share amounts)

1.	Company Background and Overview
      aQuantive, Inc., a Washington corporation, is a digital marketing services and technology company.
      aQuantive is organized into three business units:
      Digital Marketing Services (DMS). The DMS segment consists of Avenue A|Razorfish and DNA. Avenue A|Razorfish is an interactive agency which provides a full-service offering, including website development, interactive marketing and creative development and branding. Recently-acquired DNA, located in London, is also an interactive agency. Avenue A|Razorfish and DNA help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.
      Digital Marketing Technologies (DMT). The DMT segment consists of Atlas, a provider of digital marketing technologies and expertise. Atlas’s software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory.
      Digital Performance Media (DPM). The DPM segment consists of DRIVEpm and U.K.-based MediaBrokers. Both are performance media and behavioral targeting businesses. DRIVEpm and MediaBrokers serve as intermediaries between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis.
Company History
      The Company was founded in 1997 under the name of Avenue A, Inc. and incorporated in February 1998 as a Washington corporation, and its initial public offering took place in February 2000. In 2001, the Company established separate business units, DMS and DMT, whereby Atlas could sell the proprietary campaign management technology developed through Avenue A to other interactive agencies and direct advertisers. In 2003, the Company was renamed as aQuantive, Inc. and established Avenue A and Atlas as subsidiaries. In early 2004, the Company’s third business unit, DPM, was formed.
      Over the years, aQuantive has grown through a combination of organic growth and acquisitions. Recent acquisitions include:

•	The acquisition in December 2005 of U.K.-based DNA, an interactive advertising and web development agency that was incorporated into the Company’s DMS segment while retaining its brand identity.

•	The acquisition in July 2004 of SBI.Razorfish, an Internet marketing, web development, design and consulting firm. SBI.Razorfish combined its capabilities with Avenue A, rebranding the combined agencies as Avenue A|Razorfish.

•	The acquisition in July 2004 of U.K.-based TechnologyBrokers and MediaBrokers. Prior to the acquisition, TechnologyBrokers was the sole provider of sales and client support for Atlas customers in Europe and subsequent to the acquisition it has been renamed Atlas Europe. MediaBrokers purchases and resells publisher inventory to advertisers on a targeted basis and is now the European arm of DPM.

•	The acquisition in February 2004 of NetConversions, a website usability technology provider, which has been incorporated into the Atlas business as Atlas Site Optimization.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The acquisition in December 2003 of GO TOAST, a search management technology provider. This business was incorporated into the Atlas business as Atlas OnePoint and Atlas Search.

•	The acquisition in November 2002 of i-FRONTIER, an interactive agency that specialized in creative and website development. This business combined its capabilities with Avenue A|Razorfish.
      These acquisitions should be factored into any comparison of the Companies results of operations during the years ended December 31, 2005, 2004 and 2003.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currencies
      Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). The Company also records transactional gains and losses on amounts denominated in currencies other than the U.S. dollar. These transaction exchange gains and losses are included in net income.

Reclassifications
      During 2005 and 2004, the Company classified the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly associated with delivering advertisements over the Internet as cost of revenue. The consolidated financial statements for the year ended December 31, 2003 have been reclassified to conform to the 2005 and 2004 presentation. Certain other prior year amounts have been reclassified to conform to the 2005 presentation.

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

Cash Equivalents
      Cash equivalents include demand deposits, money market accounts and highly liquid debt instruments with maturity at purchase of three months or less.

Investments
      The Company’s short-term investments consist primarily of investment-grade marketable securities with maturities of less than two years. All of the Company’s short-term investments have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of shareholders’ equity. Fair value is determined based upon the quoted market prices of the securities. Realized gains and losses on the sale of available-for-sale securities or

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrealized losses due to declines in value judged to be other than temporary are recorded in interest income, net. During the years ended December 31, 2005, 2004, and 2003, the gross realized gains and losses were not significant. The cost of securities sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in interest income. The Company’s short-term investments consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2005	$35,585	$143	$(111)	$35,617
December 31, 2004	$34,602	$208	$(118)	$34,692
      Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:

	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Brokers/Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$8,838	$(35)	$11,881	$(76)	$20,719	$(111)
      Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

	Less Than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Brokers/Description of Securities	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$7,242	$(52)	$10,165	$(66)	$17,407	$(118)
      The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by Fannie Mae and Freddie Mac. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Financial Instruments and Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued liabilities, pre-billed media and notes payable. Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. The fair values of financial instruments that are short-term and/or that have little or no market risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category include accounts receivable, other receivables, accounts payable, accrued liabilities, and pre-billed media.
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

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets
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
      The Company performs an impairment test on all intangible assets, in accordance with the guidance provided by Statement of Financial Accounting Standards (SFAS) No. 142, at least annually, unless events and circumstances indicate that such assets might be impaired. The Company performed an impairment analysis on its goodwill during the quarter ended December 31, 2005 and determined that goodwill was not impaired. The Company will perform its next yearly impairment assessment of goodwill during the fourth quarter of 2006.
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

Deferred Financing Costs
      Expenses associated with the issuance of debt instruments are amortized on a straight-line basis, which approximates the effective interest method, over the term of the debt.

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

Pre-billed Media
      Pre-billed media represents amounts billed to customers by Avenue A|Razorfish for advertising space from publisher websites in advance of the advertisements being placed, or in some cases, in advance of receipt of publisher invoice for advertisements placed.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subscriptions Receivable
      In conjunction with the exercise of certain stock options by several Company executives the Company received full recourse promissory notes in the amount of approximately $965 in 1999. In 2001, the Notes were amended to provide that one third of the original principal balance and interest outstanding would be forgiven on January 1, 2002, 2003, and 2004 if the officers continued to be employed by aQuantive on such dates. Accordingly, the Company amortized the principal balance over the three year period. The amounts were entirely forgiven as of December 31, 2003.

Revenue Recognition
      The Company follows Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” as updated by SAB 104, “Revenue Recognition” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In addition, SAB 104 integrates the guidance in Emerging Issues Task Force Issue (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company also follows SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In addition, the Company follows the final consensus reached by the EITF in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”
      Digital Marketing Services. The Company’s digital marketing services business line, Avenue A|Razorfish, is an interactive advertising agency that helps its clients use the Internet as an integrated online business channel. Avenue A|Razorfish provides the following digital marketing services: customer-focused websites, enterprise websites and interactive marketing.
      Revenue from website development services are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized and are recorded as either unbilled receivables (an asset) or deferred revenue (a liability) in the accompanying combined financial statements. Revenues derived from time and materials consulting contracts are recognized as the services are performed. Unbilled receivables totaled $10,035 and $75 at December 31, 2005 and 2004, respectively.
      Interactive marketing includes online media, search engine, email and analytics services. Avenue A|Razorfish earns fees for online media in three different ways depending on the contractual terms with the client. The majority of revenue is earned based on the dollar amount of advertising space purchased on behalf of its clients. The Company recognizes this revenue over the period of the campaign at the rate at which the advertising is delivered. Certain contractual agreements with clients are structured such that interactive marketing services are priced and earned on an hourly rate which is applied to the hours worked on each client. In this case, revenue is recognized over the period of the campaign at the rate at which hours are worked. Revenue can also be earned based on a fixed fee consulting arrangement, which is earned based on the percentage-of-completion method described above.
      In accordance with EITF 99-19, prior to January 1, 2004 the majority of Avenue A|Razorfish online media revenue was recognized under the gross method, which consists of the gross value of the Company’s billings to the Company’s clients and includes the price of the advertising space that the Company purchases from websites to resell to its clients. To generate revenue under gross method contracts, the Company purchased advertising space from publisher websites whereby it was the primary obligor to the arrangement and was solely responsible for payment even if the advertising space was not utilized by its clients or funds

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were not collected from its clients. Prior to January 1, 2004, the Company also recognized revenue for certain media management contracts under the net method. Beginning January 1, 2004, the Company revised its contractual arrangements with both is clients and publisher websites so that it generates most of its media management revenue under the net method. To generate revenue under net method, the Company buys advertising space from publisher websites on behalf of its clients as an agent and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company is only financially liable to the publishers for the amount collected from its clients. This creates a sequential liability for media purchases made on behalf of clients.
      In December 2005, the Company acquired U.K.-based DNA. DNA generates interactive marketing revenue that is recognized under the gross method of accounting, described above. This revenue is recorded under the gross method because under its contracts with clients and publisher websites, DNA is the primary obligor to the arrangements and does not have sequential liability for media purchases. The Company is currently in the process of renegotiating these contracts so that DNA will purchase media on behalf of its clients as an agent and will only be financially liable to the publishers for the amount collected from its clients in future periods. If the Company can successfully renegotiate these contracts, DNA will report revenue under the net method in future periods.
      E-mail services are volume based, and revenue is generally recognized when impressions are delivered. The Company recognizes revenue from search engine marketing programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Revenue is generally recognized for analytics services under a proportional performance method of accounting. It is the Company’s policy to recognize any loss on services as soon as management estimates indicate a loss will occur.
      Digital Marketing Technologies. Atlas offers digital marketing technology solutions for advertising agencies, enterprise marketers (large companies who manage their own marketing programs) and publishers. Atlas provides agencies and enterprise marketers with online advertising campaign management, rich media, search engine marketing, and website optimization tools and services through the proprietary Atlas Digital Marketing Suite, which includes Atlas Media Console, Atlas Rich Media, Atlas Search and Atlas Site Optimization. Atlas Publisher is a technology product that enables select publishers to increase revenue by utilizing lower value and remnant inventory. Such services are recognized based on either volume or subscription except for Atlas Site Optimization which is recognized using a proportional performance method of accounting. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period.
      Digital Performance Media. DRIVEpm and MediaBrokers are online advertising networks that serve as intermediaries between online publishers and advertisers by procuring online advertising inventory primarily from publishers and reselling that inventory to advertisers on a highly-targeted basis.
      DRIVEpm and MediaBrokers provide a broad array of variables that advertisers can use to target potential customers. The targeting offering is sold primarily on a Cost Per Thousand Impressions (CPM) basis. DRIVEpm and MediaBrokers also provide clients the ability to reach their customers on a Cost Per Action (CPA), Cost Per Click (CPC), CPM or a hybrid pricing structure.
      Revenue for these offerings is volume-based and generally recognized based on the volume in the period of usage. In accordance with EITF 99-19, revenue generated from digital performance media is recognized under the gross method, which consists of the gross value of digital performance media’s billings to clients and includes the price of the advertising space that digital performance media purchases from websites to resell to its clients. To generate revenue under gross method contracts, the Company purchases advertising

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
space from publisher websites whereby it is the primary obligor to the arrangement and is solely responsible for payment even if the advertising space is not utilized by its clients or funds are not collected from its clients.
      All Segments. For all of the Company’s lines of business, revenue is deferred in cases where the Company has not yet earned revenue but has billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.
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
      The percentage of sales to customers representing more than 10% of consolidated revenues is as follows:

	December 31,

	2005	2004	2003

Customer A	11%	13%	32%
Customer B	*	*	10%
      All customers that represent sales of more than 10% of consolidated revenues are included in both the digital marketing services and digital marketing technologies segments, as defined by SFAS No. 131, “Disclosures about Segment of an Enterprise and Related Information.” At December 31, 2005 and 2004, there were no customers representing more than 10% of consolidated accounts receivable.

Computation of Basic and Diluted Net Income Per Share
      Net income per share has been calculated under SFAS No. 128, “Earnings per Share.” Basic net income per share is computed using the weighted average number of shares of common stock outstanding. During the year ended December 31, 2005, 2004 and 2003 using the “treasury stock method,” 500, 1,405 and 2,535 common stock equivalent shares, respectively, related to stock options are excluded in the calculation of diluted net income per share, as their effect is anti-dilutive.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of the numerators and denominators used in computing basic and diluted income per share:

	Year Ended December 31,

	2005	2004	2003

Net income (numerator for basic)	$35,181	$42,883	$11,784
Add: Interest expense on convertible notes, net of tax	1,421	438	—

Adjusted net income (numerator for diluted)	$36,602	$43,322	$11,784
Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	64,099	61,225	59,324
Less: Weighted average common shares subject to repurchase	—	—	20

Shares used in computation of basic net income per share	64,099	61,225	59,304

Add: Dilutive effect of employee stock options	6,254	5,639	9,050
Add: Dilutive effect of convertible debt	6,163	2,548	—

Shares used in computation of diluted net income per share	76,516	69,412	68,354

Basic net income per share	$0.55	$0.70	$0.20

Diluted net income per share	$0.48	$0.62	$0.17

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
      Client support expenses consist primarily of salaries and related expenses for client support personnel for our interactive advertising agency, Avenue A|Razorfish and performance media line of business, including DRIVEpm and MediaBrokers. Client support expenses also include expenses for contractors retained for their specialized skill set to work on client projects.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas Media Console for marketing to external clients.
      The digital marketing services line of business acquires clients through a consultative approach using existing client service teams. Sales and marketing expenses consist of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive advertising agency, Avenue A|Razorfish. These expenses also include the cost of the sales force for the digital marketing technologies line of business, including an agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. This agreement was ended in late July 2004 in connection with the acquisition of TechnologyBrokers. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications and on the Internet.
      General and administrative expenses consist of salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, and other general corporate expenses such as rent for our corporate headquarters in Seattle.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expense was $1,419, $716, and $352 during the years ended December 31, 2005, 2004, and 2003, respectively.

Stock-Based Compensation
      The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25” in accounting for its stock option and employee stock purchase plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price or if options were issued to non-employees. The Company recorded approximately $352, as compensation expense for the issuance of non-qualified stock options to non-employees for the year ended December 31, 2003.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied:

	December 31,

	2005	2004	2003

Net income, as reported	$35,181	$42,883	$11,784
Add: Stock-based employee compensation expense included in reported net income, net of tax	28	—	1,103
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax effect of $6,702 and $3,977 in 2005 and 2004, respectively	(10,765)	(6,221)	(8,429)
Add: Prior year’s tax effects recognized in 2004	—	12,354	—

Pro forma net income, fair value method for all stock-based awards	$24,444	$49,016	$4,458

Basic net income per share:
As reported	$0.55	$0.70	$0.20
Pro forma	$0.38	$0.80	$0.08
Diluted net income per share:
As reported	$0.48	$0.62	$0.17
Pro forma	$0.34	$0.71	$0.07
      The fair value for options granted under the Company’s stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	December 31,

	2005	2004	2003

Weighted average risk-free interest rate	3.99	3.35	3.20
Expected lives (in years from vest date)	4.5–8	1–6.5	1–4.5
Weighted average expected volatility	1.01	1.04	1.13
      The fair value of the shares granted under the Company’s employee stock purchase plan was estimated using the Black-Scholes option-pricing model with the following assumptions:

	December 31,

	2005	2004	2003

Weighted average risk-free interest rate	3.69	1.53	1.74
Expected lives (in years)	0.5-1.0	0.5-1.0	0.5-1.0
Weighted average expected volatility	0.47	0.66	0.75

Comprehensive Income (Loss)
      The Company applies SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) consists of unrealized gains and losses on short term investments classified as available for sale by the Company during the years ended December 31, 2005, 2004 and 2003 and foreign currency translation loss for the years ended December 31, 2005 and 2004 that have been excluded from net loss and reflected instead in equity.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143.” A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The Company adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 30, 2005. The Company is required to adopt SFAS 123R in the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123, “Accounting for Stock-Based Compensation,” no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the years ended 2005, 2004 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. The Company has completed a preliminary evaluation of the impact of adopting SFAS 123R and estimates that it will result in share based payment expense between $21,600 and $22,400 for the year ending December 31, 2006. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, actual option grant activity during the year ending December 31, 2006, the market value of our common stock on the date future awards are granted, and the assumed award forfeiture rate.

3.	Acquisitions
      The following presents information regarding the Company’s acquisitions for the years ended December 31, 2005, 2004 and 2003, including information about the allocation of purchase price from these transactions.

Acquisition of DNA
      Effective December 5, 2005, the Company acquired 100% of the outstanding stock of DNA, a full-service interactive advertising agency located in London, England. The Company acquired DNA to provide Avenue A|Razorfish with a presence within the European market. The Company purchased DNA for approximately $3,000 and an additional $1,721 will be paid on October 1, 2006. In addition, the Company incurred approximately $310 of transaction related expenses and acquired $442 in cash from DNA. The purchase agreement also includes future contingent payments that will be determined based on the earnings of DNA for the three years ending December 5, 2008. Beginning December 5, 2005, the results of DNA are included in the consolidated results of the Company and the DNA service offering is included in the digital marketing services segment.

Acquisition of SBI.RAZORFISH
      Effective July 27, 2004, the Company acquired 100% of the outstanding shares of the interactive advertising agency, SBI.Razorfish, an Internet marketing and consulting firm with offices across the United States. Combined with interactive agency Avenue A, the resulting brand identity for the Company’s core agency business is now Avenue A|Razorfish. The Company believes the acquisition combines the online advertising and Web site marketing service offerings of Avenue A and SBI.Razorfish in order to create one of

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the largest interactive agencies. The Company believes the acquisition will create a full-service offering to help acquire, retain and extend relationships with customers.
      In connection with the acquisition, the Company paid $85,300 in cash and issued approximately $74,700 in convertible notes. On August 24, 2004 and September 20, 2004, the Company sold $80,000 of convertible senior subordinated debt, the proceeds of which were used to redeem 100 percent of the convertible debt. See Note 12 of the consolidated financial statements for further discussion of the convertible debt. Approximately $29,210 of the purchase price was allocated to customer relationships and trade names, which are being amortized on a straight-line basis over useful lives of six and two years, respectively. The $120,821 of excess purchase price over net specifically identifiable tangible and intangible assets was recorded as goodwill, none of which is expected to be deductible for tax purposes and was assigned to the digital marketing services segment. During the year ended December 31, 2005, the Company made an adjustment to increase the estimated value of the net operating loss carryforwards acquired with SBI.Razorfish and decreased the goodwill balance to $115,394. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the assets and liabilities assumed at the date of acquisition were as follows:

Accounts receivable	$24,388
Other receivables	211
Prepaid expenses and other current assets	379
Property and equipment, net	2,811
Goodwill	115,394
Other intangible assets	29,210
Deferred tax asset, net	5,130
Other assets	344

Total assets	$177,867

Accounts payable	$(4,130)
Accrued expenses	(8,174)
Deferred revenue	(1,245)

Total liabilities	(13,549)

$164,318

Acquisition of TechnologyBrokers and MediaBrokers
      Effective July 2004, the Company acquired 100% of the outstanding shares of U.K.-based Goon.com, the parent entity of TechnologyBrokers, the European reseller of Atlas technology, and MediaBrokers, a performance-based media company. Prior to the acquisition, TechnologyBrokers was the sole provider of sales and client support for Atlas customers in Europe and subsequent to the acquisition it has been renamed Atlas Europe. MediaBrokers was founded in 2001, and like the Company’s DRIVEpm business, serves as an intermediary between online publishers and advertisers by procuring blocks of online advertising inventory from publishers and reselling the inventory to advertisers on a highly targeted basis. In connection with the acquisition, the Company paid £1,800 (approximately $3,318) in cash in exchange for 100% of the stock of the parent entity of TechnologyBrokers and MediaBrokers. The Company also incurred $116 in acquisition costs, for a total initial purchase price of $3,434. The purchase agreement also includes future contingent payments, which shall be paid provided certain earnings thresholds are met through July 31, 2006.
      The acquisition was accounted for as a purchase. Approximately $2,621 of the purchase price was allocated to other intangible assets which are being amortized on a straight-line basis over their useful lives.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The $1,444 of excess purchase price over net specifically identifiable tangible liabilities and intangible asset was recorded as goodwill and was assigned to the digital performance media and digital marketing technologies segments, and is not expected to be deductible for tax purposes. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the net liabilities assumed at the date of acquisition was $639. Beginning July 27, 2004, the results of MediaBrokers and TechnologyBrokers are included in the consolidated results of the Company. The MediaBrokers service offering is included in the digital performance media segment and the TechnologyBrokers service offering is included in the digital technologies segment and has been branded as Atlas Europe.

Acquisition of NetConversions
      Effective February 9, 2004, the Company acquired NetConversions, a provider of Web site usability technology and services for optimizing marketers’ websites located in Seattle, Washington. The Company acquired NetConversions for its strong client portfolio and to further enhance the technology offerings of its Atlas operating unit with the addition of a technology and service that delivers data-driven analysis and recommendations for website performance that improves user experiences and increases bottom-line results. The Company paid $3,950 in cash in exchange for 100% of the stock of NetConversions. An additional $550 has been accrued as of December 31, 2004 and will be paid when certain post-closing requirements are met. The Company also incurred $136 in acquisition costs, for a total initial purchase price of $4,636. The purchase agreement also includes future contingent payments, which shall be paid based upon the earnings of NetConversions through January 31, 2006.
      The acquisition was accounted for as a purchase. Approximately $1,975 of the purchase price was allocated to other intangible assets which are being amortized on a straight-line basis over their useful lives. The $2,917 of excess purchase price over net specifically identifiable tangible liabilities and intangible assets was recorded as goodwill, none of which is expected to be deductible for tax purposes and was assigned to the digital marketing technologies segment. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the net liabilities assumed at the date of acquisition was $256. Beginning February 9, 2004, the results of NetConversions are included in the consolidated results of the Company. The NetConversions service offering is included in the digital marketing technologies segment and has been branded as Atlas Site Optimization

Acquisition of GO TOAST
      Effective December 12, 2003, the Company acquired 100% of the outstanding membership interests of Denver-based GO TOAST, LLC, a provider of paid search and optimization technology. Management believes that the purchase of GO TOAST further enhances the Company’s digital marketing technology services with the addition of a technology solution for paid search management optimization and a strong client portfolio. In connection with the acquisition, the Company paid $12,600 in cash and $1,308 in common stock (138,669 shares at $9.43 per share) for all of the outstanding membership interests of GO TOAST, LLC and eonMedia, LLC. The Company also incurred $295 in acquisition costs, for a total initial purchase price of $14,203. The purchase agreement also includes a future contingent payment in 2006, which will be determined based upon the revenue of GO TOAST through December 31, 2005.
      The acquisition was accounted for as a purchase. The results of operations of GO TOAST for the 18 days after the purchase date were not material to the consolidated financial statements for the year ended December 31, 2003. Approximately $5,312 of the purchase price was allocated to non-compete agreements, developed technology, and customer relationships which are being amortized on a straight-line basis over useful lives of two, four, and five years, respectively. The $8,871 of excess purchase price over specifically identifiable tangible and intangible assets was recorded as goodwill and was assigned to the digital marketing

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
technologies segment, all of which is expected to be deductible for tax purposes. Goodwill is not subject to amortization, but will be subject to periodic evaluation for impairment. In connection with the acquisition, the fair value of the assets and liabilities assumed at the date of acquisition were as follows:

Cash, receivables, and other current assets	$434
Property and equipment, and other noncurrent assets	3
Other intangible assets	5,312
Goodwill	8,871
Current liabilities	(417)

$14,203

Acquisition of i-FRONTIER
      Effective November 25, 2002, the Company acquired 100% of the stock of i-FRONTIER, Inc., a Philadelphia-based, full service interactive advertising agency. The purchase agreement includes contingent payments to be made in 2006, determined based upon the earnings of the i-FRONTIER operating unit through December 31, 2005. The i-FRONTIER service offering is included in the Digital Marketing Services segment and has been branded as Avenue A|Razorfish.
      The following table summarizes cash paid in conjunction with the acquisitions above during the years ended December 31, 2005, 2004 and 2003. Amounts represent cash consideration paid, including transaction costs, post closing requirements and contingency payments earned, net of cash acquired.

	Year Ended December, 31

	2005	2004		2003

	(In thousands)
DNA	$2,667	$—		$—
SBI.Razorfish	—	89,621	(1)	—
TechnologyBrokers/ MediaBrokers	6,943	3,086		—
NetConversions	279	4,026		—
GO TOAST	584	348		12,498
i-FRONTIER	176	891		—

Total cash payments	$10,649	$97,972		$12,498

(1)	In connection with the acquisition of SBI.Razorfish, the Company paid $89,621 in cash, including $4,321 in acquisition related expenses, and issued approximately $74,700 in convertible notes (Notes). In August and September 2004, the Company sold $80,000 of convertible senior subordinated debt, the proceeds of which were used to redeem all of the Notes.
      Most of the acquisitions described above have purchase agreements that provide for future contingent payments to be made in 2006 and in future periods. These payments are determined based on either the revenue or operating performance or combination of both for the acquired entities over a stated period of time. These payments are recorded when the actual amounts are determined, due to the uncertainty of achieving

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the financial results. The future contingent payments, when and if made, will be recorded as goodwill. The following table summarizes our estimates of future contingency payments by acquisition.

	Year Ended December 31,

	2006		2007		2008		2009

	Low	High	Low	High	Low	High	Low	High

	(In thousands)
DNA(1)	$6,100	$8,900	$—	$—	$—	$—	$6,100	$15,100
NetConversions(2)	188	188	—	—	—	—	—	—
TechnologyBrokers/ Media Brokers(3)	33,000	37,000	—	—	—	—	—	—
i-FRONTIER(4)	25,400	27,900	—	—	—	—	—	—
GO TOAST(5)	1,000	1,300	—	—	—	—	—	—

Total	$65,688	$75,288	$—	$—	$—	$—	$6,100	$15,100

(1)	The 2006 payment to DNA includes a contingent amount based on DNA’s actual earnings for the twelve months ending March 31, 2006 and an amount of $1,721 that is guaranteed and included in accrued liabilities as of December 31, 2005. The 2009 payment to DNA will be determined based on actual earnings results of DNA for the three years ending December 5, 2008. There is no maximum payment specified in the agreement.

(2)	The NetConversions future contingent payment will be determined based on actual earnings results of NetConversions through January 31, 2006 with a maximum potential payment of $1,300.

(3)	The TechnologyBrokers and MediaBrokers future contingent payment will be paid provided certain earnings thresholds are met through July 31, 2006. There is no maximum payment specified in the agreement.

(4)	The i-FRONTIER future contingent payment will be determined based on the operating results of i-FRONTIER through December 31, 2005. There is no maximum payment specified in the agreement.

(5)	The GO TOAST future contingent payment will be determined based on the revenue results of GO TOAST through December 31, 2005 with a maximum potential payment of $3,000.
      The components of specifically identifiable intangible assets acquired in the acquisitions completed during the years ended December 31, 2005, 2004 and 2003 are as follows (no significant residual value is estimated for these assets):

			MediaBrokers/
	DNA	SBI.Razorfish	TechnologyBrokers	NetConversions	GO TOAST	Total

Non-compete agreement	$92	$—	$42	$136	$16	$286
Customer relationships	3,764	27,900	2,579	679	3,237	38,159
Service process	—	—	—	406	—	406
Developed technology	—	—	—	754	2,059	2,813
Trade name	40	1,310	—	—	—	1,350

	$3,896	$29,210	$2,621	$1,975	$5,312	$43,014

      The following table presents pro forma financial information as if the material acquisitions completed during the years ended December 31, 2005, 2004 and 2003 took place on the first day of the fiscal year in which each acquisition occurred and the first day of the fiscal year prior to the actual fiscal year of acquisition. As such, the unaudited pro forma combined historical results of operations, as if GO TOAST, Net Conversions, SBI.Razorfish, TechnologyBrokers and MediaBrokers had been acquired on January 1, 2003

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Net Conversions, SBI.Razorfish, TechnologyBrokers and MediaBrokers had been acquired on January 1, 2004 are as follows:

	2004	2003

Total revenues	$219,029	$326,163
Net income	43,050	14,669
Basic net income per share	$0.70	$0.25
Diluted net income per share	$0.61	$0.21
      The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results. Pro forma information is not included for the year ended December 31, 2005 as it is not materially different from 2005 actual results.

4.	Intangible Assets
      The components of other intangible assets are as follows:

	December 31,

	2005	2004

Customer relationships	$39,944	$36,180
Developed technology	3,053	3,053
Service process	406	406
Non-compete agreements	458	366
Trade names	1,350	1,310

	45,211	41,315
Less: Accumulated amortization	(13,133)	(5,089)

	$32,078	$36,226

      During the years ending December 31, 2005, 2004 and 2003, the Company recorded additions to other intangible assets of $3,896, $33,806 and $5,312, respectively, related to various business acquisitions. The components of intangible assets acquired during the years ending December 31, 2005, 2004 and 2003 are as follows. No significant residual value is estimated for these assets.

		2005		2004		2003
		Weighted		Weighted		Weighted
	2005	Average	2004	Average	2003	Average
	Amount	Life	Amount	Life	Amount	Life

Non-compete agreements	$92	3 years	$178	3 years	$16	2 years
Customer relationships	3,764	6 years	31,158	6 years	3,237	5 years
Developed technology	—	—	754	3 years	2,059	4 years
Service process	—	—	406	3 years	—	—
Trade names	40	1 year	1,310	2 years	—	—

	$3,896	6 years	$33,806	6 years	$5,312	5 years

      Intangible assets amortization expense was $7,210, $4,048 and $276 for the years ending December 31, 2005, 2004 and 2003, respectively, excluding amortization expense classified as cost of revenue. During the years ended December 31, 2005 and 2004, $788 and $576, respectively, of amortization expense was

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
classified as cost of revenue and relates to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.
      The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying intangible assets, as of December 31, 2005 is as follows:

	Customer relationships,
	non-complete agreements,
	trade name, and	Developed
Year Ended December 31,	service process	Technology	Total

2006	$7,656	$766	$8,422
2007	6,792	492	7,284
2008	6,670	—	6,670
2009	5,812	—	5,812
2010 and thereafter	3,890	—	3,890

	$30,820	$1,258	$32,078

      Amortization expense related to developed technology is recorded as cost of revenue and amortization expense related to all other intangible assets is recorded as amortization of intangible assets.

5.	Goodwill
      Changes in the carrying amount of goodwill for the years ending December 31, 2005 and 2004 by segment are as follows:

		Acquisition/		Acquisition/
	Balance as of	Purchase	Balance as of	Purchase	Balance as of
	December 31,	Accounting	December 31,	Accounting	December 31,
	2005	Adjustments	2004	Adjustments	2003

Digital marketing services	$120,875	$(3,739)	$124,614	$122,322	$2,292
Digital marketing technologies	15,966	3,679	12,287	3,633	8,654
Digital performance media	4,234	3,290	944	944	—

	$141,075	$3,230	$137,845	$126,899	$10,946

      The net increase during the year ended December 31, 2005 is due to the goodwill acquired with the purchase of DNA and contingency payments. This increase is partially offset by a decrease in goodwill of $5,427 for the digital marketing services segment due to an adjustment made to increase the estimated value of the net operating loss carryforwards acquired with SBI.Razorfish. The net increase in goodwill during the year ended December 31, 2004 is primarily due to the acquisitions of NetConversions, MediaBrokers and TechnologyBrokers and SBI.Razorfish.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      As of December 31, 2005 and 2004, property and equipment consisted of the following:

	December 31,

	2005	2004

Computer equipment	$37,958	$22,456
Furniture and fixtures	2,077	1,530
Software costs	10,991	7,539
Leasehold improvements	5,773	5,225

	56,799	36,750
Less: Accumulated depreciation and amortization	(29,429)	(19,181)

	$27,370	$17,569

7.	Income Taxes
      The provision for income taxes consisted of the following:

	December 31,

	2005	2004	2003

Current taxes:
U.S. Federal	$(117)	$4,804	$311
State	1,626	1,307	510
International	4,313	—	—

Total current taxes	5,822	6,111	821

Deferred taxes:
U.S. Federal	15,437	(20,446)	54
State	3,739	(952)	—

Total deferred taxes	19,176	(21,398)	875

Provision for income taxes	$24,998	$(15,287)	$875

      U.S. and international components of income before income taxes are as follows:

	December 31,

	2005	2004	2003

U.S.	$48,259	$25,459	$12,659
International	11,920	2,137	—

Income before income taxes	$60,179	$27,596	$12,659

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	2005

			2004

	December 31,

					2003

Federal Statutory Rate	$21,063	35.00%	$9,659	35.00%	$4,431	35.00%
Effect of:
State income tax, net of federal benefit	3,487	5.80%	874	3.17%	332	2.62%
Change in valuation allowance	—	—%	(25,815)	(93.55)%	(3,888)	(30.71)%
Other, net	448	0.74%	(5)	(0.02)%	—	—%

Total	$24,998	41.54%	$(15,287)	(55.40)%	$875	6.91%

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes were as follows:

	Year Ended December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$31,128	$20,335
Capital loss carryforwards	979	995
Research and development credits	473	367
Alternative minimum tax credits	453	570
Salary accruals	1,356	3,151
Stock options	3,688	5,505
Accruals, reserves, and other	4,061	4,052

Total deferred tax assets	42,138	34,975

Deferred tax liabilities:
Purchased intangible assets	(9,986)	(10,548)
Fixed assets and other	(2,002)	(586)

Total deferred liabilities	(11,988)	(11,134)

Net deferred tax assets	30,150	23,841
Valuation allowance for deferred tax assets	(979)	(995)

Net deferred tax asset	$29,171	$22,846

      The following table presents the breakdown between current and non-current net deferred tax assets (liabilities):

	December 31,

	2005	2004

Current	$5,416	$7,204
Non-current	23,755	15,642

Total	$29,171	$22,846

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company had a federal net operating loss carryforwards of approximately $82,929 related to U.S jurisdictions. The valuation allowance decreased by approximately $16 for the fiscal year ended 2005. The valuation allowance decreased approximately $20,123 for the fiscal year ended December 31, 2004 and decreased $4,485 for the fiscal year ended December 31, 2003. Utilization of net operating loss carryforwards and research and development credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the company’s acquisitions during 2004, a portion of the net operating loss and research and development carryforwards are subject to annual limitations under Section 382. Net operating loss carryforwards begin to expire at various times commencing in 2017. Research and development credit carryforwards expire commencing in 2018.
      The Company’s income taxes payable have been reduced by the tax benefits associated with certain dispositions of employee stock options. For certain stock option exercises the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders’ equity and totaled $21,438, $5,096 and none for the years ended December 31, 2005, 2004 and 2003, respectively.

8.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans
      The Company’s stock option plans consist of the Restated 1998 Stock Incentive Compensation Plan (the 1998 Plan), the Restated 1999 Stock Incentive Compensation Plan (the 1999 Plan), and the Restated 2000 Stock Incentive Compensation Plan (the 2000 Plan) (the Plans). Shares reserved under the Plans consist of 158 shares in the 2000 Plan, 12,155 shares in the 1999 Plan, and 2,195 shares in the 1998 Plan. Any shares of common stock available for issuance under the 1998 Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Plan. In addition, the shares under the 1999 Plan increase annually by an amount equal to the least of (i) 5,250 shares, (ii) 8% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The Company’s Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. In December 2002, the Company determined that the 2000 Plan will terminate when all awards outstanding under the 2000 Plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new options will be granted under the 2000 Plan.
      Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors or a committee thereof, but the term of the options and the right of exercise may not exceed ten years from the date of grant. The stock options typically vest 20% in the first year and ratably over the following twelve quarters. The 1998 and 2000 Plans permit the exercise of unvested options. Unvested common stock purchased under the 1998 and 2000 Plans may be subject to repurchase by the Company at the option exercise price in the event of termination of employment. At December 31, 2005, 2004 and 2003, none of the shares acquired under the Plans were subject to the Company’s repurchase rights.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity under the Plans was as follows:

	Options		Weighted	Weighted
	Available		Average	Average
	for	Options	Exercise	Grant Date
	Grant	Outstanding	Price	Fair Value

Balances, December 31, 2002	2,809	12,827	$3.14
Granted	(2,533)	2,533	5.12	$4.42
Exercised	—	(992)	1.34
Cancelled	469	(498)	4.04

Balances, December 31, 2003	745	13,870	$3.59

Increase in authorized shares	2,800	—
Granted	(2,734)	2,734	9.08	$7.73
Exercised	—	(1,869)	2.03
Cancelled	960	(960)	5.86

Balances, December 31, 2004	1,771	13,775	$4.73

Increase in authorized shares	2,800	—
Granted	(3,813)	3,813	11.96	$10.16
Exercised	—	(3,838)	2.90
Cancelled	581	(581)	9.05

Balances, December 31, 2005	1,339	13,169	$7.17

      Of these options, 7,240, 9,096, and 8,684, were exercisable as of December 31, 2005, 2004, and 2003, respectively, with weighted average exercise prices of $4.72, $3.83 and $3.64, respectively. The options outstanding at December 31, 2005 have a weighted average remaining contractual life of approximately 6.5 years.
      In addition to the options noted above, during the year ended December 31, 2003, 420 options were exercised outside of the Plan. These options were issued to employees of Avenue A/NYC LLC as part of the acquisition during 1999. As of December 31, 2003 all options related to this acquisition had been exercised.
      The following information is provided for options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise		Exercise
Exercise Price	Options	Life (Years)	Price	Options	Price

$0.07 to 1.27	2,309	4.54	$1.13	2,309	$1.13
1.28 to 2.66	1,913	6.27	1.91	1,560	1.78
2.67 to 7.56	1,671	5.67	4.07	1,244	3.97
7.75 to 8.63	1,660	6.00	8.20	1,134	8.05
8.81 to 10.45	1,683	7.92	9.53	601	9.62
10.50 to 10.77	1,825	7.97	10.71	16	10.50
10.88 to 19.98	1,688	8.04	13.04	22	10.96
20.38 to 34.50	420	4.62	24.17	354	24.05

	13,169			7,240

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      In 1999, the Board of Directors and shareholders approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has authorized a total of 1,838 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan increase annually starting on the first day of the Company’s fiscal year beginning in 2001 by an amount equal to the lesser of (i) 750 shares of common stock, (ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period. During 2005, 2004 and 2003, employees purchased 401, 220 and 237 shares, respectively under the 1999 Purchase Plan. As of December 31, 2005, there were 430 shares available for purchase under the 1999 Purchase Plan.

9.	Shareholders’ Equity

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
      During the years ended December 31, 2005, 2004, and 2003 the Company did not record any additional deferred stock compensation and amortized $1,103 during 2003. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Reserved for Future Issuance
      The following shares of common stock have been reserved for future issuance as of December 31, 2005:

Convertible senior subordinated notes	6,163
Employee stock options outstanding under the Plans	13,169
Employee stock options available for grant under the Plans	1,339
Employee stock purchase plan	430

21,101

10.	Employee Benefit Plan
      The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (the Plan), in which the Company’s US based employees participate. Eligible employees may defer up to 75% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. The Company makes discretionary matching contributions based on certain plan provisions. The Company made contributions of approximately $1,013, $528 and $209 during the years ended December 31, 2005, 2004 and 2003, respectively.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to the acquisition by aQuantive in July 2004, SBI.Razorfish had two defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (the Razorfish Plan and SBI Plan). Prior to the acquisition by aQuantive, the Razorfish Plan was frozen and no additional contributions were allowed to be made. Upon acquisition on July 26, 2004, the SBI Plan was frozen and no future contributions are allowed to the SBI Plan. The Company has assumed responsibilities as the Plan Sponsor for both plans.

11.	Commitments and Contingencies

Operating Leases
      The Company has various non-cancelable operating leases, including building and equipment leases that expire at various times through 2012. Future minimum lease payments as of December 31, 2005 are as follows:

Year Ended December 31,

2006	$7,660
2007	6,395
2008	5,290
2009	4,351
2010	4,951
2011 and thereafter	10,639

$39,286

      Rent expense under operating leases totaled approximately $6,015, $4,926, and $2,865, for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income totaled approximately $76, $140, and $161 for the years ended December 31, 2005, 2004, 2003, respectively. Certain of these leases contain rent escalation provisions, which increase rent payments due in the later years of the lease term. Rent expense for these leases is recognized on a straight-line basis over the lease term. Certain leases also contain rent incentives, which are recognized as a reduction of expense over the lease term.

Other Commitments
      In addition to the operating leases described above and the future contingency payments related to our acquisitions described in Note 3 of the Notes to Consolidated Financial Statements, the Company has multiple agreements with third parties to house the Company’s ad serving equipment and for ad content delivery with terms ranging from approximately one to three years. For the years ended December 31, 2005, 2004 and 2003, total rent expense was $1,285, $1,100 and $477 and total ad content delivery expense was $3,857, $2,200 and $1,400, respectively. The future minimum commitments under the agreements to house the Company’s ad serving equipment and for ad content delivery services are $1,547 and $734 during the years ending December 31, 2006 and 2007, respectively.

Legal Proceedings
      The Company is currently the subject of a consolidated lawsuit alleging violations of the federal securities laws in connection with disclosures contained in the Company’s prospectus dated February 28, 2000, for its initial public offering of common stock. SBI.Razorfish is also similarly the subject of this consolidated lawsuit relating to its initial public offering in April 1999. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. The parties have entered into a settlement agreement relating to this lawsuit, which would not require any payment by the Company. The settlement agreement has received preliminary approval from the Court but remains subject to a number of

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
procedural conditions. The Company may be subject to additional suits in the future regarding alleged violations of the federal securities laws, regarding its use of intellectual property or regarding its collection and use of Internet user information. Any future claim made by a government entity or other third party against the Company regarding alleged violations of the federal securities laws, regarding its use of intellectual property or regarding its collection and use of Internet user information could seriously harm the Company’s business.

12.	Debt

Convertible Debt
      In connection with the acquisition of SBI.Razorfish, the Company issued $74,697 in convertible notes (Notes) to former SBI.Razorfish owners. The Notes were subsequently fully paid off with the proceeds of the sale of convertible senior subordinated notes in the aggregate principal amount of $80,000 in a private placement in August and September 2004. The convertible senior subordinated notes bear interest of 2.25 percent per year, payable semi-annually, and are convertible into the Company’s common stock at a conversion price of $12.98 per share. On or after August 15, 2009, the Company may at its option redeem all or a portion of the notes for cash at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest. In addition, on each of August 15, 2009, August 15, 2014, and August 15, 2019, holders may require the Company to purchase all or a portion of their notes for cash at 100 percent of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The Notes will mature on August 15, 2024. As of December 31, 2005 and 2004, the principal amount of outstanding convertible debt was $80,000 and the fair market value was $162,904 and $82,200, respectively.

13.	Segment Reporting
      The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of our interactive agency Avenue A|Razorfish, digital marketing technologies, which consists of Atlas, and digital performance media, which consists of DRIVEpm and MediaBrokers.
      Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.
      Beginning in 2004, we reclassified revenue and expenses associated with Atlas Publisher which was developed and managed by Avenue A|Razorfish and had been included in digital marketing services results in the past, to the digital marketing technologies segment. The results below reflect a reclassification of $2,093 in revenue and $1,152 in expenses during the year ended December 31, 2003 related to this change. For the year ended December 31, 2003, the Company also reclassified $1,776 of corporate expenses to digital marketing services and technologies to provide consistency with the presentation of results for years ended December 31, 2005 and 2004.
      Beginning in 2004, the Company now reports all revenues derived from selling proprietary ad serving technologies through its digital marketing services as part of the revenue of Atlas.

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses	Total

Year Ended December 31, 2005
Revenue	$189,755	(1)	$92,287	$26,363	$—	$308,405
Costs and expenses:
Cost of revenue	243	(1)	22,678	15,440	788 (2)	39,149
Client support	135,790		—	3,847	—	139,637
Product development	—		9,328	—	—	9,328
Sales and marketing	4,595		9,509	924	—	15,028
General and administrative	12,916		7,912	1,223	10,681	32,732
Amortization of intangible assets	—		—	—	7,210	7,210
Client reimbursed expenses	4,340		—	—	—	4,340

Total costs and expenses	157,884		49,427	21,434	18,679	247,424

Income (loss) from operations	$31,871		$42,860	$4,929	$(18,679)	$60,981

Year Ended December 31, 2004
Revenue	$87,653		$60,871	$9,413	$—	$157,937
Costs and expenses:
Cost of revenue	—		14,652	7,323	576 (2)	22,551
Client support	65,505		—	1,429	—	66,934
Product development	—		6,188	—	—	6,188
Sales and marketing	1,628		7,268	301	—	9,197
General and administrative	6,253		6,660	430	7,870	21,213
Amortization of intangible assets	—		—	—	4,048	4,048
Client reimbursed expenses	1,260		—	—	—	1,260

Total costs and expenses	74,646		34,768	9,483	12,494	131,391

Income (loss) from operations	$13,007		$26,103	$(70)	$(12,494)	$26,546

Year Ended December 31, 2003
Revenue	$188,122	(1)	$33,355	$489	$—	$221,966
Costs and expenses:
Cost of revenue	157,857	(1)	9,351	501	—	167,709
Client support	20,586		—	96	—	20,682
Product development	68		3,925	—	—	3,993
Sales and marketing	803		4,108	—	—	4,911
General and administrative	3,626		4,362	—	5,809	13,797
Amortization of deferred stock compensation	—		—	—	1,103	1,103
Amortization of intangible assets	—		—	—	276	276

Total costs and expenses	182,940		21,746	597	7,188	212,471

Income (loss) from operations	$5,182		$11,609	$(108)	$(7,188)	$9,495

(1)	Effective January 1, 2004, Avenue AyRazorfish, included in the digital marketing services segment, began recording revenue and cost of revenue exclusive of the costs paid to publishers for media as a result

AQUANTIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of contractual changes with advertisers and publishers. In December 2005, we purchased UK-based interactive advertising agency DNA. DNA generates revenue that is recognized under the gross method of accounting and includes the cost of media purchased for DNA clients. During the year ended December 31, 2005, net revenue for digital marketing services was $189,512 and there was no net cost of revenue for digital marketing services after excluding media costs of $243. During the year ended December 31, 2003, net revenue for digital marketing services was $30,265 and there was no net cost of revenue for digital marketing services after excluding media costs of $157,857.

(2)	During the years ended December 31, 2005 and 2004, cost of revenue classified as unallocated corporate expenses relates to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions
      The Company recorded $30,640, $8,662, and $2,457 of revenue to international customers during the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Company had $15,752 and $4,033 of long-lived assets in the United Kingdom at December 31, 2005 and 2004, respectively. The majority of these assets are other intangible assets and goodwill. The Company’s remaining long-lived assets are located in the United States.
      Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker.

14.	Selected Quarterly Financial Information (Unaudited)

	March 31	June 30	September 30		December 31

2005 Quarter Ended
Revenue	$64,997	$77,189	$78,762		$87,457
Income from operations	11,079	13,274	15,705		20,923
Income before income taxes	10,759	12,948	15,620		20,852
Provision for income taxes	4,349	5,188	6,183		9,278
Net income	6,410	7,760	9,437		11,574
Basic income per share	$0.10	$0.12	$0.15		$0.18
Diluted income per share	$0.09	$0.11	$0.13		$0.15
2004 Quarter Ended
Revenue	$22,642	$27,849	$46,740		$60,706
Income from operations	3,840	7,551	5,370		9,785
Income before income taxes	4,420	8,028	5,373		9,775
Provision (benefit) for income taxes	273	520	(18,762	)(1)	2,682
Net income	4,147	7,508	24,135		7,093
Basic income per share	$0.07	$0.12	$0.39		$0.11
Diluted income per share	$0.06	$0.11	$0.34		$0.10

(1)	During the quarter ended September 30, 2005, the Company decreased its valuation allowance which resulted in an income tax benefit of $20.6 million during the quarter.

AQUANTIVE, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions	Period

	(In thousands)
2005:
Allowance deducted from accounts receivable:
Allowance for sales credits	$1,610	2,634	(2,985)	$1,259
Allowance for doubtful accounts	$1,534	1,527	(1,174)	$1,887

Total	$3,144	4,161	(4,159)	$3,146

2004:
Allowance deducted from accounts receivable:
Allowance for sales credits	$689	1,208	(287)	$1,610
Allowance for doubtful accounts	$1,344	485	(295)	$1,534

Total	$2,033	1,693	(582)	$3,144

2003:
Allowance deducted from accounts receivable:
Allowance for sales credits	$—	1,170	(481)	$689
Allowance for doubtful accounts	$1,785	—	(441)	$1,344

Total	$1,785	1,170	(922)	$2,033

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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

Management of aQuantive, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
      (b) Report of the registered public accounting firm.

The report of KPMG LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K and is incorporated herein by reference.
      (c) Changes in Internal Controls.

During the quarter ended December 31, 2005, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Executive Officers and Directors of the Company
Executive Officers and Directors
      As of March 1, 2006, our current executive officers and directors are as follows:

Name	Age	Positions and Offices with aQuantive

Nicolas J. Hanauer(1)	46	Chairman of the Board and Director
Brian P. McAndrews	47	Director, Chief Executive Officer and President
Michael T. Galgon	38	Chief Strategy Officer
Ona M. Karasa	46	President, Atlas
Clark M. Kokich	54	Worldwide President, Avenue A|Razorfish
Linda A. Schoemaker	42	Senior Vice President, General Counsel and Corporate Secretary
Michael Vernon	58	Chief Financial Officer
Richard P. Fox(1)(2)	58	Director
Peter M. Neupert(2)	50	Director
Jack Sansolo	62	Director
Michael B. Slade(3)	48	Director
Linda J. Srere(2)(3)	50	Director
Jaynie M. Studenmund(1)(3)	51	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.
      Nicolas J. Hanauer, a co-founder of aQuantive, has served as our Chairman of the Board since June 1998 and as a Director since aQuantive was incorporated in February 1998. He also served as our Chief Executive Officer from June 1998 to September 1999. Since February 2000, Mr. Hanauer has served as a partner with Second Avenue Venture Partners, a venture capital and management consulting firm, which he co-founded. In 2000, Mr. Hanauer also founded and served as Chairman of Gear.com, until its merger with Overstock.com in 2001. In addition, since 2001, Mr. Hanauer has been Co-Chairman and CEO of Pacific Coast Feather Company, a pillow and bedding manufacturing company. From 2000 to 2001, Mr. Hanauer was the Chief Strategy Officer of Pacific Coast Feather Company, and from 1990 to 2000, Mr. Hanauer served as their Executive Vice President, Sales and Marketing. Mr. Hanauer holds a BA degree from the University of Washington. Mr. Hanauer currently serves as a director of HouseValues, Inc., Museum Quality Discount Framing, Inc., The Insitu Group, Inc. and Pacific Coast Feather Company. Mr. Hanauer is actively involved with various community and non-profit organizations, including the University of Washington Foundation, the Alliance for Education, the League of Education Voters, and the Seattle Downtown Association.
      Brian P. McAndrews has served as our Chief Executive Officer and a Director since September 1999, and as our President since January 2000. From July 1990 to September 1999, Mr. McAndrews worked for ABC, Inc., a broadcasting and communications company, holding executive positions at ABC Sports, ABC Entertainment and ABC Television Network; most recently he served as Executive Vice President and General Manager of ABC Sports. From 1984 to 1989, Mr. McAndrews served as a product manager for General Mills, Inc., a consumer products manufacturer. He holds an MBA degree from Stanford University and a BA degree from Harvard University. Mr. McAndrews also serves as a member of the board of directors of Blue Nile, Inc., an online jewelry retailer, as a member of the board of directors of the Advertising Research Foundation, and as a member of the board of directors of the Seattle-Northwest chapter of the National Association of Corporate Directors (NACD).

      Michael T. Galgon, a co-founder of aQuantive, has served as our Chief Strategy Officer since January 2000. From October 1999 to January 2000, he served as our Senior Vice President, Marketing and Business Development. From October 1998 to October 1999, he served as our President, and from October 1997 to October 1998, he served as our General Manager. From October 1994 to October 1995, he served as a full-time volunteer with Volunteers In Service To America. From 1990 to 1994, Mr. Galgon served as an officer in the U.S. Navy. Mr. Galgon holds an MBA from the Harvard Business School and a BA degree from Duke University.
      Ona M. Karasa was named President, Atlas in March 2004, and served as Chief Operating Officer of Atlas from May 2003 to March 2004. From September 2002 to April 2003, she served as our Senior Vice President, Development and Product Services and Chief Technology Officer. From November 2001 to August 2002, Ms. Karasa served as executive vice president and general manager of MSNBC.com, an online news and entertainment company. From January 2001 to October 2001, she served as vice president of development and design of MSNBC.com. From February 1999 to January 2001, Ms. Karasa owned and operated Karasa Management Consulting. From June 1998 to February 1999, Ms. Karasa served as Vice President of Product Development for Clarus Corporation, a supply-chain software company, and from April 1996 to December 1997 she served as Vice President of Product Development at Atrieva, an Internet back-up software and service provider. She holds an MA from Bastyr University and a BA from Smith College.
      Clark M. Kokich was named Worldwide President, Avenue A|Razorfish in September 2005. From July 2004 until that time he served as President, Avenue ARazorfish West. From May 2001 until July 2004, he served as President of Avenue A. From October 2000 to May 2001, Mr. Kokich served as our President, Digital Marketing Solutions, Seattle. From January 2000 to October 2000, he served as our Senior Vice President, Diversified Services, and from July 1999 to January 2000 as our Vice President, General Manager, Growth Markets Division. From April 1996 to October 1998, Mr. Kokich served as President and Chief Executive Officer of Calla Bay, Inc., an apparel retailer. From January 1992 to April 1996, he served as the Director, Sales & Marketing for AT&T Wireless Services, a wireless telecommunications provider. Mr. Kokich holds a BS degree from the University of Oregon.
      Linda A. Schoemaker has served as our Senior Vice President, General Counsel and Corporate Secretary since February 2004. From December 2000 to February 2004, Ms. Schoemaker served as Senior Vice President and General Counsel of Advanced Digital Information Corporation (ADIC), a computer data storage solutions provider. Prior to joining ADIC, she was a partner in the law firm Perkins Coie LLP and a member of the firm’s Executive Committee. Her practice focused on corporate finance, including public offerings, mergers and acquisitions and venture capital. She joined Perkins Coie LLP in September 1989 and was admitted as a partner in January 1996. Ms. Schoemaker holds a JD degree from the University of Michigan and an AB from Harvard University.
      Michael Vernon has served as our Chief Financial Officer since September 2000. From August 1999 to September 2000, Mr. Vernon worked as a consultant. From August 1998 to August 1999, Mr. Vernon served as Chief Operating Officer of Park Plaza International, a hotel chain and privately owned corporation. From August 1995 to February 1997, Mr. Vernon served as Chief Financial Officer of Red Lion Hotels, a national hotel chain. Mr. Vernon holds an MBA degree and a BS degree from Stanford University.
      Richard P. Fox has served as one of our Directors since February 2003. Since October 2001, Mr. Fox has provided consulting services to entrepreneurs and the financial services industry. From April 2000 to September 2001, he was an officer of CyberSafe, an IT security company, serving as President and Chief Operating Officer from January 2001 to September 2001. Mr. Fox spent 28 years with Ernst & Young LLP, last serving as managing partner of the Seattle office. He holds a BBA from Ohio University, an MBA from the Fuqua School of Business, Duke University, and is a Certified Public Accountant in Washington State. He serves on the Board of Directors of Flow International Corporation, Shurgard Storage Centers, Inc., and QuatRx, as well as several private companies. Mr. Fox also is Treasurer and serves on the Board of Trustees of The Seattle Foundation, and on the Board of Visitors for the Fuqua School of Business, Duke University.
      Peter M. Neupert has served as one of our Directors since February 2000. In August 2005 Mr. Neupert joined Microsoft Corporation, a software and technology company, as Corporate Vice President for Health

Strategy. From July 1999 until October 2004, Mr. Neupert served as Chairman of the Board of Directors of drugstore.com, Inc., an online retail store and information site for health, beauty, wellness, personal care and pharmacy products, and from July 1998 to April 2001, he served as drugstore.com’s President and Chief Executive Officer. From March 1987 to July 1998, Mr. Neupert served in various capacities at Microsoft Corporation, most recently as Vice President of News and Publishing for its interactive media group. Mr. Neupert holds an MBA degree from Dartmouth College and a BA degree from Colorado College. Mr. Neupert currently serves as a Director of Cranium, Inc. In September 2003, Mr. Neupert was appointed by President George W. Bush to the President’s Information Technology Advisory Committee.
      Jack Sansolo, PhD, has served as one of our Directors since March 2002. In addition, from May 2002 until May 2004, Dr. Sansolo served as a member of our Advisory Board. Since November 2004, Dr. Sansolo has served as Senior Vice President and Chief Marketing Officer of Getty Images, Inc., a creator and distributor of imagery collections. From January 2001 to December 2004, Dr. Sansolo reopened Point A Consulting, a marketing, communications and advertising agency which he founded and previously operated from March 1993 to August 1996. From September 1996 to January 2001, Dr. Sansolo served as Executive Vice President, Global Brand Direction, for Eddie Bauer, Inc., a retailer of apparel and home furnishings. Dr. Sansolo holds a PhD degree from Harvard University and an AB degree from Hunter College.
      Michael B. Slade has served as one of our Directors since December 2002. Since February 2000, Mr. Slade has served as a partner with Second Avenue Partners, which he co-founded. From February 1993 to November 1998, Mr. Slade worked at Starwave Corp., an Internet and multimedia products company, serving as President and Chief Executive Officer from February 1993 to March 1997, and Chairman and Chief Executive Officer from March 1997 to November 1998. At Starwave, Mr. Slade launched ESPN.com, ABCNews.com and the Go.com network. From November 1992 to February 1993, Mr. Slade served as vice president of special projects for Asymetrix Corporation, an enterprise productivity solutions company. From May 1991 to November 1992, Mr. Slade served as Vice President, Marketing for NeXT Computer. From December 1990 until May 1991, he served as Vice President, Marketing for Central Point Software. Mr. Slade began his career at Microsoft Corporation in 1983 and spent seven years there in a variety of product marketing roles, including Director of Corporate Marketing in Microsoft’s systems software division. Mr. Slade holds an MBA degree from Stanford University and a BA degree from Colorado College. Mr. Slade currently serves on the boards of Argus Media, the Professional Bowlers Association, Attensa, Inc., Azaleos Corporation, and Newsvine, Inc.
      Linda J. Srere has served as one of our Directors since May 2004. She is currently a marketing and advertising consultant, and from January 2000 to November 2001 served as President of Young & Rubicam Advertising, a worldwide advertising network. From September 1998 to January 2000, Ms. Srere served as Vice Chairman and Chief Client Officer of Young & Rubicam Inc. (“Y&R”), an advertising company and parent company of Young & Rubicam Advertising. From January 1997 to September 1998, she served as President and CEO of Y&R’s New York office. Ms. Srere joined Y&R in September 1994 as Executive Vice President and Director of Business Development. Prior to joining Y&R, Ms. Srere was the Chairman of Earle Palmer Brown New York from 1992 to 1994, and President of Rosenfeld, Sirowitz, Humphrey & Strauss from 1990 to 1992, both of which are advertising agencies. Ms. Srere currently serves as a Director of Electronic Arts, Inc., a distributor of interactive entertainment software, and of Universal Technical Institute, Inc., a technical educational and training company.
      Jaynie M. Studenmund has served as one of our Directors since May 2004. In February 2006 she became President and CEO of eHarmony, an Internet relationship services company. She served as the Chief Operating Officer for Overture Services, Inc., an online search provider, from January 2001 to January 2004, during which time Overture was acquired by Yahoo!. From February 2000 to January 2001, Ms. Studenmund was President and Chief Operating Officer of PayMyBills.com, an internet bill management company. From 1997 to 1998, Ms. Studenmund served as Executive Vice President and head of Retail Banking at Home Savings of America. From 1996 to 1997, Ms. Studenmund served as an Executive Vice President and Head of Retail Banking at Great Western Bank. From 1985 to 1996, Ms. Studenmund served as an Executive Vice President at First Interstate Bank of California (now Wells Fargo) in a variety of roles including Head of Retail Banking and Chief Marketing Officer. Ms. Studenmund holds an MBA degree from Harvard Business School and a BA degree from Wellesley College.
Audit Committee
      The audit committee assists the Board of Directors in fulfilling its oversight responsibilities by, among other things:

•	reviewing the financial information to be provided to our shareholders and others;

•	reviewing the systems of internal controls that our management and the Board of Directors have established;

•	reviewing aQuantive’s audit process;

•	selecting, overseeing and, where appropriate, replacing our independent registered public accounting firm; and

•	reviewing and approving all related-party transactions.
      Each member of the audit committee must meet certain independence and financial literacy requirements. The current members of the audit committee are Richard P. Fox, Nicolas J. Hanauer, and Jaynie M. Studenmund. The Board of Directors has determined that each committee member is independent under applicable Nasdaq and SEC rules, and the audit committee met seven times during the last fiscal year.
      The Board of Directors has determined that Mr. Fox, who currently serves as the chair of the audit committee, is an “audit committee financial expert” under applicable SEC rules, and that he is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
Director Nominations
      There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since such procedures were disclosed in our proxy statement filed April 14, 2005.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires the officers, directors and persons who own more than 10% of a registered class of equity securities of aQuantive to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish aQuantive with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during 2005 all filing requirements mandated by Section 16(a) applicable to our officers, directors and greater-than-10% beneficial owners were timely complied with by such persons.
Code of Ethics
      We have adopted a Code of Conduct that applies to all directors, officers, and employees. The Code of Conduct is posted on the investor relations page of our Web site, www.aquantive.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the Code of Conduct with respect to our Chief Executive Officer, Chief Financial Officer, chief accounting officer, controller and persons performing similar functions by posting such information on our website.

Item 11.	Executive Compensation
Summary Compensation Table
      The following table sets forth certain compensation information for the years indicated for the Chief Executive Officer of aQuantive and for the four next most highly compensated executive officers for the fiscal year ended December 31, 2005, as well as for David Friedman and Robert Lord, who are President of the Central and East regions, respectively, of Avenue A|Razorfish and who continue to serve in those roles but who are no longer designated as executive officers of aQuantive.

				Long-Term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation(1)

Brian P. McAndrews	2005	$400,000	$575,000	500,000	$3,156
Chief Executive Officer and President	2004	333,060	407,999	100,000	520,636
	2003	333,060	120,000	150,000	350,115
David Friedman(2)	2005	325,000	175,000	30,000	3,650
President, Avenue A|Razorfish Central	2004	171,212	—	150,000	42
Ona M. Karasa	2005	234,394	227,500	65,000	3,223
President, Atlas	2004	232,300	202,500	80,000	3,514
	2003	232,300	76,659	20,000	3,264
Clark M. Kokich	2005	304,917	301,888	350,000	3,656
Worldwide President,	2004	251,166	188,375	40,000	40,784
Avenue A|Razorfish	2003	251,166	50,233	120,000	33,437
Robert Lord(2)	2005	375,000	260,000	—	3,437
President, Avenue A|Razorfish East	2004	160,511	—	150,000	1,683
Linda A. Schoemaker(2)	2005	249,000	199,200	60,000	3,656
Senior Vice President and	2004	191,827	135,000	200,000	2,801
General Counsel
Michael Vernon	2005	253,000	202,400	55,000	3,156
Chief Financial Officer	2004	236,926	132,679	30,000	3,264
	2003	236,926	47,385	75,000	3,264

(1)	Amounts shown in “All Other Compensation” for fiscal year 2005 include payment of life insurance premiums of $156 for each of the persons named above; and employer matching 401(k) contributions of $3,000 for Messrs. McAndrews and Vernon, $3,500 for Messrs. Friedman and Kokich and Ms. Schoemaker, $3,281 for Mr. Lord, and $3,067 for Ms. Karasa. Amounts shown in “All Other Compensation” for fiscal years 2004 and 2003 for Mr. McAndrews relate primarily to loan forgiveness and related gross-up payments.

(2)	Ms. Schoemaker joined aQuantive in February 2004, and Messrs. Friedman and Lord joined aQuantive in July 2004.

Stock Option Grants in Fiscal Year 2005
      The following table sets forth information regarding options to purchase shares of common stock granted to the named executive officers during the year ended December 31, 2005 under our stock option plans.

						Potential Realizable Value at
	Number of					Assumed Rates of Stock
	Securities		% of Total	Exercise		Price Appreciation for
	Underlying		Options Granted	Price		Option Term(3)
	Options		to Employees	Per	Expiration
Name	Granted		Fiscal Year	Share	Date	5%	10%

Brian P. McAndrews	$500,000	(1)	13.5%	$10.77	3/18/2015	$3,386,598	$8,582,303
David Friedman	30,000	(2)	0.8	11.00	3/17/2012	134,343	313,077
Ona M. Karasa	65,000	(2)	1.8	11.00	3/17/2012	291,077	678,333
Clark M. Kokich	350,000	(1)	9.5	11.00	3/17/2015	2,421,244	6,135,908
Linda A. Schoemaker	60,000	(2)	1.6	11.00	3/17/2012	268,686	626,153
Michael Vernon	55,000	(2)	1.5	11.00	3/17/2012	246,296	573,974

(1)	All of these options vest over a six year period, with 5% of the grant vesting on the first anniversary of the grant date, and with quarterly vesting thereafter such that an additional 5%, 10%, 15%, 25%, and 40% of the shares vests in years two through six, respectively.

(2)	All of these options vest in increments of 20% one year from the grant date and then 6.667% per quarter until fully vested at four years from the grant date. The per share exercise price represents the fair market value of our common stock on the date of grant.

(3)	The 5% and 10% assumed rates of annual compound stock price appreciation are mandated by SEC rules and do not represent our estimate or projection of future prices of our common stock.
Aggregated Option Exercises and Year-End Option Values
      The following table sets forth certain information regarding options exercised during the year ended December 31, 2005 and options held as of December 31, 2005 by the named executive officers.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		in-the-Money Options at
	Shares		December 31, 2005 (#)		December 31, 2005 ($)(2)
	Acquired on	Value
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Brian P. McAndrews	500,000	$10,835,825	1,971,106	610,000	$40,054,466	$9,375,000
David Friedman	15,000	227,405	25,000	140,000	415,250	2,254,300
Ona M. Karasa	165,000	3,715,327	75,333	179,667	1,520,459	3,244,541
Clark M. Kokich	160,000	3,597,648	269,497	414,000	6,042,829	6,292,800
Robert Lord	35,000	485,552	5,000	110,000	83,050	1,827,100
Linda A. Schoemaker	30,000	426,820	50,000	180,000	812,000	2,803,200
Michael Vernon	310,000	4,260,830	352,000	98,000	7,118,601	1,651,900

(1)	Value realized is determined by subtracting the exercise price from the fair market value on the date the options were exercised and multiplying the resulting number by the number of underlying shares of common stock.

(2)	Value is calculated based on the difference between the option exercise price and the fair market value of the common stock as of December 31, 2005, which was $25.24.
Employment Contracts and Change of Control Arrangements
      McAndrews Employment Agreement. On January 20, 2000, Brian P. McAndrews and aQuantive entered into an employment agreement pursuant to which Mr. McAndrews serves as Chief Executive Officer of aQuantive. Under that agreement, Mr. McAndrews must receive an annual salary of at least $300,000. Also pursuant to the agreement, Mr. McAndrews received an initial option grant to purchase 1,845,000 shares of common stock, which options are now fully vested. Either aQuantive or Mr. McAndrews may terminate the agreement at any time. If Mr. McAndrews is terminated without cause, or if he terminates his employment for “good reason,” he is entitled to a severance package consisting of 12 months’ base salary and acceleration of a portion of any unvested stock options equal to the portion that would have vested during the one-year period immediately following the termination date (assuming no termination had occurred). If Mr. McAndrews is terminated for cause or if he voluntarily terminates his employment without “good reason,” he is entitled to a severance package equal to three months’ base salary. If Mr. McAndrews is terminated by a successor corporation to aQuantive within one year of a change of control, he is entitled to a severance package consisting of 12 months’ base salary and full acceleration of any unvested stock option. Upon a change of control, 50% of Mr. McAndrews’ unvested stock options immediately vest. Pursuant to the terms of the agreement, Mr. McAndrews is also subject to a confidentiality, non-competition and non-solicitation agreement in favor of aQuantive.
      Friedman Employment Agreement. Dave Friedman, President of Avenue ARazorfish Central, entered into an employment agreement with aQuantive on June 1, 2005. This agreement expires on March 15, 2007, after which time Mr. Friedman’s employment will continue on an “at will” basis unless the parties enter into a new agreement. Pursuant to this agreement, Mr. Friedman must receive an annual salary of at least $325,000, and is eligible to participate in the Company’s incentive compensation program. Either party may terminate Mr. Friedman’s employment upon 30 days written notice. If terminated by aQuantive without “cause,” or by Mr. Friedman for “good reason,” Mr. Friedman is entitled to payments equal to 6 months’ base salary, subject to his continued compliance with the confidentiality, inventions assignment, noncompetition and nonsolicitation agreement signed by Mr. Friedman in favor of aQuantive.
      Karasa Employment Agreement. Ona Karasa, President, Atlas, a wholly owned subsidiary of aQuantive, entered into an employment agreement with Atlas on September 9, 2002. Pursuant to the agreement, Ms. Karasa must receive an annual salary of at least $230,000. Also pursuant to the agreement, Ms. Karasa received a signing bonus of $30,000. Employment may be terminated with or without cause by either party. If termination is by Atlas, 30 days notice must be given. If aQuantive winds up or sells all or substantially all of Atlas’ assets, and the purchaser terminates Ms. Karasa without cause, she will be entitled to termination payments equal to 9 months’ base salary. Pursuant to the terms of the employment agreement, Ms. Karasa is also subject to a confidentiality, non-competition and non-solicitation agreement in favor of Atlas and aQuantive.
      Vernon Employment Agreement. Michael Vernon entered into an employment agreement with aQuantive on September 27, 2000, pursuant to which Mr. Vernon serves as Chief Financial Officer of aQuantive. Under that agreement, Mr. Vernon receives an annual salary of at least $225,000. Also pursuant to the agreement, Mr. Vernon received an initial option grant to purchase 300,000 shares of aQuantive common stock, which options are now fully vested. Either aQuantive or Mr. Vernon may terminate the agreement at any time. If Mr. Vernon is terminated by a successor corporation without cause, or if he terminates his employment with a successor corporation for “good reason,” he is entitled to a severance package consisting of 12 months’ base salary. If Mr. Vernon terminates his employment with aQuantive or a successor corporation for any other reason, he is entitled to any unpaid annual base salary. Pursuant to the terms of the employment agreement, Mr. Vernon is also subject to a confidentiality, inventions assignment, non-competition and non-solicitation agreement in favor of aQuantive.
      Change of Control Provisions Under the 1998, 1999 and 2000 Stock Incentive Compensation Plans. Unless individual agreements provide otherwise, if a corporate transaction specified in the applicable plan, such as a merger or sale of aQuantive or a sale of all or substantially all of aQuantive’s securities or assets (other than a transfer to a majority-owned subsidiary), occurs, each outstanding option under the applicable plan will accelerate and become 100% vested and exercisable immediately before the corporate transaction, unless the option is assumed, continued or replaced with a comparable award by the successor corporation or the parent of the successor corporation. Any option held by an executive officer who is subject to Section 16 of the Securities Exchange Act of 1934, as amended, that is assumed, continued or replaced with a comparable award in the corporate transaction, other than in specified related-party transactions, will accelerate if the officer’s employment or services are terminated by the successor corporation without “cause” or by the officer for “good reason” within two years after the corporate transaction.
      Change of Control Provisions Under the 1999 Employee Stock Purchase Plan. In the event of a merger, consolidation or acquisition by another corporation of all or substantially all of aQuantive’s securities or assets (other than a transfer to a majority-owned subsidiary), each outstanding option under the 1999 employee stock purchase plan will be assumed or an equivalent option substituted by the successor corporation; provided, however, that if the successor corporation refuses to assume or substitute the option, the offering period during which a participant may purchase stock will be shortened to a specified date before the proposed transaction. Similarly, in the event of aQuantive’s proposed liquidation or dissolution, the offering period during which a participant may purchase stock will be shortened to a specified date before the date of the proposed event.
Compensation of Directors
      Nonemployee Directors are compensated for their services through a combination of annual retainers, meeting fees, and stock option awards. Effective in April 2005, nonemployee Directors are paid an annual cash retainer of $17,500, plus fees for each meeting attended. The meeting fee for attendance at each board meeting is $1,500, except for telephonic meetings of less than two hours duration, in which case the meeting fee is $1,000. Committee meeting fees are $1,000, and are paid for each meeting attended, unless it is incidental to a Board meeting. In addition, an annual retainer of $10,000 is paid to the chair of the audit committee, and an annual retainer of $4,000 is paid to the chair of each of the compensation committee and the nominating and corporate governance committee. Prior to April 2005, the annual cash retainer paid to nonemployee Directors was $12,500, there were no additional retainers paid to the chairs of board committees, and all meeting fees were $1,000. In addition to paying retainers and meeting fees, we reimburse our nonemployee Directors for reasonable expenses they incur in attending meetings of the Board of Directors and its committees.
      Our stock option grant program for nonemployee Directors provides for initial grants to new members of our board upon their first appointment or election, as well as for annual grants for continuing Directors. Under the current program, each nonemployee Director automatically receives a nonqualified stock option to purchase 25,000 shares of common stock upon initial election or appointment to the Board. One-third of this option vests on each of the first, second and third anniversaries of the grant date. In addition, under this program, each nonemployee Director who continues to serve on the Board receives an additional annual grant of an option to purchase 15,000 shares of common stock on the date of the annual shareholders meeting. These options vest on the earlier of one full one year after the grant date, or the date of the annual meeting of shareholders in the year subsequent to the year of grant (provided that the meeting date is not more than 60 calendar days earlier than the date of the meeting at which the option was granted). The exercise price for all options granted under the program is the fair market value of the common stock on the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth, as of February 27, 2006, certain information regarding the beneficial ownership of our common stock by:

•	each person known by aQuantive to beneficially own 5% or more of our common stock;

•	each director of aQuantive;

•	each executive officer of aQuantive for whom compensation information is given in the Summary Compensation Table above; and

•	all Directors and current executive officers of aQuantive as a group.

	Outstanding Shares
	of Common Stock	Percent
Beneficial Owner	Beneficially Owned(1)	of Class

FMR Corp.	9,246,541	13.8
82 Devonshire Street, Boston, Massachusetts 02109(2)
Mazama Capital Management Inc.	3,907,808	5.8
One SW Columbia Portland, OR 97258(3)
Nicolas J. Hanauer(4)	5,010,651	7.4
1000 Second Ave., Suite 1200 Seattle, WA 98104
Richard P. Fox(5)	39,458	*
Brian P. McAndrews(6)	2,308,064	3.3
Peter M. Neupert(7)	115,000	*
Jack Sansolo(8)	41,000	*
Michael B. Slade(9)	37,416	*
Linda J. Srere(7)	8,334	*
Jaynie M. Studenmund(7)	8,334	*
Dave Friedman(7)	43,500	*
Michael Galgon(10)	1,043,314	1.5
Ona M. Karasa(7)	96,333	*
Clark M. Kokich(11)	307,210	*
Robert Lord(12)	26,188	*
Linda A. Schoemaker(13)	66,163	*
Michael Vernon(14)	347,000	*
All Directors and current executive officers as a group (13 persons)(15)	9,428,277	13.3

*	Less than 1% of the outstanding shares of common stock.

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. As of February 27, 2006, there were 67,228,317 shares of common stock outstanding.

(2)	As disclosed in Form 13G filings in February 2006. FMR Corp. reports sole voting power for 447,739 shares of the total 9,246,541 shares held.

(3)	As disclosed in Form 13G filings in February 2006. Mazama Capital Management, Inc. reports sole voting power for 2,242,238 shares of the total 3,907,808 shares held.

(4)	Includes 50,000 shares subject to options exercisable as of or within 60 days of February 27, 2006.

(5)	Includes 35,000 shares subject to options exercisable as of or within 60 days of February 27, 2006.

(6)	Includes 920 shares held by the Lauren E. McAndrews Trust of 1999, 920 shares held by the Kyle S. McAndrews Trust of 1999, 118,659 unvested shares from restricted stock awards, and 2,027,040 shares subject to options exercisable as of or within 60 days of February 27, 2006. Mr. McAndrews disclaims beneficial ownership of the shares held by the Lauren E. McAndrews Trust of 1999 and the Kyle S. McAndrews Trust of 1999.

(7)	Represents shares subject to options exercisable as of or within 60 days of February 27, 2006.

(8)	Includes 40,000 shares subject to options exercisable as of or within 60 days of February 27, 2006.

(9)	Includes 36,666 shares subject to options exercisable as of or within 60 days of February 27, 2006.

(10)	Includes 650,667 shares subject to options exercisable as of or within 60 days of February 27, 2006.

(11)	Includes 305,663 shares subject to options exercisable as of or within 60 days of February 27, 2006.

(12)	Includes 25,000 shares subject to options exercisable as of or within 60 days of February 27, 2006

(13)	Includes 65,333 shares subject to options exercisable as of or within 60 days of February 27, 2006

(14)	Includes 325,000 shares subject to options exercisable as of or within 60 days of February 27, 2006.

(15)	Includes 3,763,370 shares subject to options exercisable as of or within 60 days of February 27, 2006.
Equity Compensation Plan Information
      The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or Directors under all of our existing equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)

Number of Securities
		Weighted-	Remaining Available
	Number of Securities	Average Exercise	For Issuance Under
	to be Issued Upon	Price of	Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options,	(Excluding
	Warrants And	Warrants and	Securities Reflected
	Rights (#)	Rights ($)	in Column (a)) (#)

Equity compensation plans approved by security holders	13,011,866	$7.16	1,769,697	(1)(2)(3)
Equity compensation plans not approved by security holders	157,767	8.00	—
Total	13,169,633	7.17	1,769,697

(1)	Includes 1,339,617 shares remaining available for issuance under our Restated 1999 Stock Incentive Plan (the “1999 Plan”) as of December 31, 2005. Under the 1999 Plan, in addition to stock options, we may grant stock awards, restricted stock awards and restricted stock unit awards. The 1999 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually on the first day of our fiscal year by the least of (1) 5,250,000 shares, (2) an amount equal to 8% of the adjusted average common shares outstanding of aQuantive used to calculate fully diluted earnings per share as reported in the annual report to shareholders for the preceding year, or (3) a lesser amount determined by our Board of Directors. Our Board of Directors determined that 2,800,000 shares would be added to the 1999 Plan under the evergreen formula as of the first day of fiscal year 2005, and that 2,500,000 shares would be added to the 1999 Plan under the evergreen formula as of the first day of fiscal year 2006. The number in the table does not include the 2,500,000 shares that were added to the 1999 Plan as of the first day of fiscal year 2006.

(2)	Includes 430,080 shares remaining available for purchase under our 1999 Employee Stock Purchase Plan (the “ESPP”) as of December 31, 2005. The ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 750,000 shares, (2) an amount equal to 2% of the adjusted average common shares outstanding of aQuantive used to calculate fully diluted earnings per share as reported in the annual report to shareholders for the preceding year, or (3) a lesser amount determined by our Board of Directors. Our Board of Directors determined that 450,000 shares would be added to the ESPP under the evergreen formula as of the first day of fiscal year 2005 and that 700,000 shares would be added to the ESPP under the evergreen formula as of the first day of fiscal year 2006. The number in the table does not include the 700,000 shares that were added to the ESPP as of the first day of fiscal year 2006.

(3)	The Stock Option Grant Program for Nonemployee Directors is administered under the 1999 Plan and currently provides for the following automatic stock grants to each of our nonemployee Directors: (a) an initial option grant to purchase 25,000 shares of our common stock as of the date of the director’s initial election or appointment to our Board of Directors, which option vests and becomes exercisable in equal installments on the first, second and third anniversaries of the date of grant (assuming continued board service) and (b) an annual option grant to purchase 15,000 shares of our common stock immediately following each year’s annual shareholder meeting, which option vests and becomes exercisable on the first anniversary of the date of grant or, if earlier, the date of the annual meeting of shareholders in the year subsequent to the year of grant, provided that such meeting date is not more than 60 calendar days earlier than the date of the annual meeting at which the option was granted (in each case assuming continued board service through the vesting date).
Summary of Equity Compensation Plan Not Approved by Shareholders
     Restated 2000 Stock Incentive Compensation Plan
      The Restated 2000 Stock Incentive Compensation Plan (the 2000 Plan) was originally adopted by our Board of Directors on November 16, 1999. The purpose of the 2000 Plan has been to enhance long-term shareholder value by offering opportunities to our employees, officers, consultants, agents, advisors and independent contractors to participate in our growth and success, and to encourage them to remain in the service of aQuantive and our subsidiaries and to acquire and maintain stock ownership in aQuantive. All of the stock options granted under the 2000 Plan were approved in February 2000, with an exercise price of $8.00 per share and a term of 10 years from the date of grant. All options granted under this plan are nonqualified stock options and vested over a four-year period. Except for certain transfers that may be permitted by the plan administrator, the stock options granted under the 2000 Plan may not be transferred other than by will or the laws of descent or distribution and, during the optionee’s lifetime, may be exercised only by the optionee. An optionee whose relationship with aQuantive or any related subsidiary ceases for any reason (other than termination for cause, retirement, death or disability, as such terms are defined in the 2000 Plan) may exercise the portion of the stock option that is vested as of the date of termination prior to the earlier of the stock option’s specified expiration date and the three-month period following such cessation. In the event the optionee is terminated for cause, the stock options terminate upon the optionee’s notification of such cause. In the event the optionee retires, dies or becomes disabled, the portion of the stock option that is vested as of the date of retirement, death or disability may be exercised prior to the earlier of the stock option’s specified expiration date and one year from the date of the optionee’s termination date. Notwithstanding the foregoing, if the optionee dies after termination but while the stock option is still otherwise exercisable, the portion of the stock option that is vested as of the date of termination may be exercised prior to the earlier of the stock option’s specified expiration date and one year from the date of death.
      No stock awards have been granted under the 2000 Plan. As of December 31, 2005, stock options to purchase 157,767 shares remained outstanding under this plan. By resolution adopted on December 11, 2002, our Board of Directors determined that the 2000 Plan will terminate when all stock options outstanding under the 2000 Plan as of the date the resolution was adopted have been exercised or have terminated or expired according to their terms. Accordingly, no new awards will be granted under the 2000 Plan.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      The fees billed for professional services rendered by KPMG for the fiscal years 2005 and 2004 were as follows:

	2005	2004

Audit Fees	$832,200	$894,400
Audit-Related Fees	101,876	281,500
Tax Fees	99,790	129,561
All Other Fees	39,515	19,696

Total	$1,073,381	$1,325,157

      The services rendered by KPMG LLP in connection with the fees presented in the table above were as follows:

Audit Fees
      Audit fees relate to the services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004, quarterly reviews of financial statements included in the Company’s Forms 10-Q during 2005 and 2004, audit of internal control over financial reporting as of December 31, 2005, and fees for services rendered in connection with other SEC filings related to the Registration Statement on Form S-1 associated with our 2.25% Convertible Notes and the Offering Circular for the Notes.

Audit-Related Fees
      Audit-related fees relate primarily to the services rendered in connection with various acquisitions and the audit of the Company’s defined employee benefit plans.

Tax Fees
      Tax fees relate primarily to tax compliance and state and international tax services.

All Other Fees
      All other fees relate to privacy consulting services.
      We are required to obtain pre-approval by our audit committee for all audit and permitted non-audit services performed by our independent auditors. In accordance with this requirement, during fiscal 2005, 100% of all audit, audit-related, tax and other services performed by KPMG LLP were approved in advance by the audit committee. The audit committee has delegated the authority to pre-approve audit and permitted non-audit services to the committee Chairman, Richard P. Fox. Any pre-approved decisions are presented to the full audit committee at the next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statements Schedules
      (a) Documents filed as part of this Report:

(1) Financial Statements — all consolidated financial statements of the Company as set forth under Item 8 of this Report.

(2) Financial Statement Schedules — Schedule II Valuation and Qualifying Accounts.
      The report of independent registered public accounting firm with respect to the financial statement schedules appears on pages 38 and 39 of this Report. All other financial statements and schedules not listed are omitted because either they are not applicable or not required, or the required information is included in the consolidated financial statements.
      (3) Exhibits.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger dated as of June 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(i)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of July 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(j)
3.1	Amended and Restated Articles of Incorporation of aQuantive, Inc.(n)
3.2	Amended and Restated Bylaws of aQuantive, Inc.(d)
4.1	Indenture dated August 24, 2004 between aQuantive, Inc. and BNY Western Trust Company, as Trustee, including Form of Note(k)
4.2	Registration Rights Agreement dated August 24, 2004 between aQuantive, Inc. and Thomas Weisel Partners LLC(k)
10.1	Employment Agreement between aQuantive, Inc. and Brian P. McAndrews, dated January 20, 2000*(a)
10.2	Employment Agreement between aQuantive, Inc. and Michael Vernon, dated September 27, 2000*(b)
10.4	Employment Agreement between aQuantive, Inc. and Ona Karasa, dated September 9, 2002*(h)
10.5	Restated 2000 Stock Incentive Compensation Plan*(f)
10.6	Restated 1999 Stock Incentive Compensation Plan*(e)
10.7	aQuantive, Inc. Restated 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Letter Agreement(l)*
10.8	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan, together with Forms of option letter agreements*(o)
10.9	1999 Employee Stock Purchase Plan*(a)
10.10	Restated 1998 Stock Incentive Compensation Plan*(a)
10.11	Network Services Agreement between aQuantive, Inc. and Speedera Networks, Inc., dated February 20, 2002(c)
10.12	Stock Purchase Agreement between aQuantive and Bradley Aronson dated November 25, 2002†(f)
10.13	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003(g)
10.14	Exchange Building Office Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated June 25, 2004(l)
10.15	First Amendment to Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated November 5, 2004(l)

Exhibit
No.	Description

10.16	First Amendment to Lease between Chicago Fulton Venture, L.L.C., and aQuantive, Inc. dated April 15, 2004(l)
10.17	Summary of 2005 Executive Incentive Program*(n)
10.18	Summary of 2006 Executive Committee bonus program*(q)
10.19	Form of Option Agreement between aQuantive and Clark Kokich, Mike Galgon and Brian McAndrews*(o)
10.20	Option Agreement between aQuantive, Inc. and Brian P. McAndrews, dated March 28, 2005*(o)
10.21	Restricted Stock Award Agreement between aQuantive, Inc. and Brian P. McAndrews, dated January 2, 2006*(p)
10.22	Employment Agreement between aQuantive, Inc. and David Friedman, dated June 1, 2005*
12.1	Statement Regarding Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of aQuantive, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereof)
31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the SEC. The omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to aQuantive’s Registration Statement on Form S-1/ A (Registration No. 333-92301) filed on February 24, 2000.

(b)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(c)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(d)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q/ A filed on May 15, 2002.

(e)	Incorporated by reference to Appendix A of aQuantive’s Proxy Statement filed on April 24, 2004.

(f)	Incorporated by reference to aQuantive’s Annual Report on Form 10-K for the year ended December 31, 2002.

(g)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(h)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(i)	Incorporated by reference to aQuantive’s Current Report on Form 8-K filed June 28, 2004.

(j)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(k)	Incorporated by reference to aQuantive’s Current Report on Form 8-K filed on August 26, 2004.

(l)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(m)	Incorporated by reference to aQuantive’s Registration Statement on Form S-1/ A (Registration No. 333-120675) filed on February 4, 2005.

(n)	Incorporated by reference to aQuantive’s Annual Report on Form 10-K for the year ended December 31, 2004.

(o)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(p)	Incorporated by reference to aQuantive’s Current Report on Form 8-K filed on January 4, 2006.

(q)	Incorporated by reference to aQuantive’s Current Report on Form 8-K filed on February 3, 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIVE, INC.

By:	/s/ Brian P. McAndrews

Brian P. McAndrews
Chief Executive Officer and President
Date: March 2, 2006
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 2nd day of March, 2006.

Signature	Title

/s/ Brian P. McAndrews Brian P. McAndrews	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Michael Vernon Michael Vernon	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Nicolas J. Hanauer Nicolas J. Hanauer	Chairman of the Board

/s/ Richard P. Fox Richard P. Fox	Director

/s/ Peter M. Neupert Peter M. Neupert	Director

/s/ Jack Sansolo Jack Sansolo	Director

/s/ Michael Slade Michael Slade	Director

/s/ Linda J. Srere Linda J. Srere	Director

/s/ Jaynie M. Studenmund Jaynie M. Studenmund	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(i)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of July 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(j)
3.1	Amended and Restated Articles of Incorporation of aQuantive, Inc.(n)
3.2	Amended and Restated Bylaws of aQuantive, Inc.(d)
4.1	Indenture dated August 24, 2004 between aQuantive, Inc. and BNY Western Trust Company, as Trustee, including Form of Note(k)
4.2	Registration Rights Agreement dated August 24, 2004 between aQuantive, Inc. and Thomas Weisel Partners LLC(k)
10.1	Employment Agreement between aQuantive, Inc. and Brian P. McAndrews, dated January 20, 2000*(a)
10.2	Employment Agreement between aQuantive, Inc. and Michael Vernon, dated September 27, 2000*(b)
10.4	Employment Agreement between aQuantive, Inc. and Ona Karasa, dated September 9, 2002*(h)
10.5	Restated 2000 Stock Incentive Compensation Plan*(f)
10.6	Restated 1999 Stock Incentive Compensation Plan*(e)
10.7	aQuantive, Inc. Restated 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Letter Agreement(l)*
10.8	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan, together with Forms of option letter agreements*(o)
10.9	1999 Employee Stock Purchase Plan*(a)
10.10	Restated 1998 Stock Incentive Compensation Plan*(a)
10.11	Network Services Agreement between aQuantive, Inc. and Speedera Networks, Inc., dated February 20, 2002(c)
10.12	Stock Purchase Agreement between aQuantive and Bradley Aronson dated November 25, 2002†(f)
10.13	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003(g)
10.14	Exchange Building Office Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated June 25, 2004(l)
10.15	First Amendment to Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated November 5, 2004(l)
10.16	First Amendment to Lease between Chicago Fulton Venture, L.L.C., and aQuantive, Inc. dated April 15, 2004(l)
10.17	Summary of 2005 Executive Incentive Program*(n)
10.18	Summary of 2006 Executive Committee bonus program*(q)
10.19	Form of Option Agreement between aQuantive and Clark Kokich, Mike Galgon and Brian McAndrews*(o)
10.20	Option Agreement between aQuantive, Inc. and Brian P. McAndrews, dated March 28, 2005*(o)
10.21	Restricted Stock Award Agreement between aQuantive, Inc. and Brian P. McAndrews, dated January 2, 2006*(p)
10.22	Employment Agreement between aQuantive, Inc. and David Friedman, dated June 1, 2005*
12.1	Statement Regarding Ratio of Earnings to Fixed Charges

Exhibit No.	Description

21.1	Subsidiaries of aQuantive, Inc.
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereof)
31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Michael Vernon Pursuant to Rule 13a-14(a)of the Securities Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Michael Vernon Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the SEC. The omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to aQuantive’s Registration Statement on Form S-1/ A (Registration No. 333-92301) filed on February 24, 2000.

(b)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(c)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(d)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q/ A filed on May 15, 2002.

(e)	Incorporated by reference to Appendix A of aQuantive’s Proxy Statement filed on April 24, 2004.

(f)	Incorporated by reference to aQuantive’s Annual Report on Form 10-K for the year ended December 31, 2002.

(g)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(h)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(i)	Incorporated by reference to aQuantive’s Current Report on Form 8-K filed June 28, 2004.

(j)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(k)	Incorporated by reference to aQuantive’s Current Report on Form 8-K filed on August 26, 2004.

(l)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(m)	Incorporated by reference to aQuantive’s Registration Statement on Form S-1/ A (Registration No. 333-120675) filed on February 4, 2005.

(n)	Incorporated by reference to aQuantive’s Annual Report on Form 10-K for the year ended December 31, 2004.

(o)	Incorporated by reference to aQuantive’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(p)	Incorporated by reference to aQuantive’s Current Report on Form 8-K filed on January 4, 2006.

(q)	Incorporated by reference to aQuantive’s Current Report on Form 8-K filed on February 3, 2006.