Form 10-Q
period 2006-03-31
AQUANTIVE INC
filed 2006-05-10
CIK 1071806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of the registrant’s Common Stock outstanding as of May 2, 2006 was 76,134,802.

AQUANTIVE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

		Page
Item 1.	Condensed Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION	26

Item 1A.	Risk Factors	26
Item 6.	Exhibits	26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AQUANTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$234,995	$77,272
Short-term investments	35,980	35,617
Accounts receivable, net of allowances of $3,333 and $3,146, respectively	175,412	160,370
Other receivables	1,598	968
Prepaid expenses and other current assets	2,725	2,108
Deferred tax asset	5,416	5,416

Total current assets	456,126	281,751
Property and equipment, net	29,390	27,370
Goodwill	168,977	141,075
Other intangible assets, net	29,801	32,078
Other assets	1,175	1,245
Deferred financing costs, net	1,256	1,386
Deferred tax assets, net	25,702	23,755

Total assets	$712,427	$508,660

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$94,659	$94,327
Accrued liabilities	31,837	38,976
Pre-billed media	35,104	18,254
Deferred rent, current portion	677	670
Deferred revenue	13,125	14,310

Total current liabilities	175,402	166,537
Long-term accrued liabilities	683	430
Notes payable	80,000	80,000
Deferred rent, less current portion	4,824	4,753

Total liabilities	260,909	251,720

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 74,885 and 66,495 shares issued and outstanding, respectively	749	665
Paid-in capital	456,276	269,382
Accumulated deficit	(5,303)	(12,918)
Accumulated other comprehensive loss	(204)	(189)

Total shareholders’ equity	451,518	256,940

Total liabilities and shareholders’ equity	$712,427	$508,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months ended
	March 31,
	2006	2005
Revenue	$92,185	$64,997

Costs and expenses:
Cost of revenue	13,378	8,020
Client support	45,868	30,442
Product development	3,680	1,967
Sales and marketing	6,640	3,294
General and administrative	8,562	7,714
Amortization of intangible assets	2,036	1,803
Client reimbursed expenses	868	678

Total costs and expenses	81,032	53,918

Income from operations	11,153	11,079
Interest and other income, net	1,699	270
Interest expense	582	590

Income before provision for income taxes	12,270	10,759
Provision for income taxes	4,655	4,349

Net income	$7,615	$6,410

Basic net income per share	$0.11	$0.10

Diluted net income per share	$0.10	$0.09

Shares used in computing basic net income per share	68,275	62,790

Shares used in computing diluted net income per share	80,010	74,083

Comprehensive income:
Net income	$7,615	$6,410
Items of comprehensive loss	(15)	(19)

Comprehensive income	$7,600	$6,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,615	$6,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,937	4,187
Stock-based compensation expense	4,749	—
Tax benefit from exercise of common stock options	—	1,455
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(15,042)	(7,043)
Other receivables, prepaid expenses and other current assets	(1,247)	(36)
Other assets	70	(50)
Accounts payable	332	3,115
Accrued liabilities	(7,990)	(3,347)
Pre-billed media	16,850	(5,334)
Deferred rent	78	182
Deferred revenue	(1,185)	(497)
Deferred taxes	(1,947)	2,542

Net cash provided by operating activities	8,220	1,584

Cash flows from investing activities:
Purchases of property and equipment	(5,536)	(5,362)
(Purchases) proceeds from short term investments, net	(386)	558
Acquisitions and acquisition earn-out payments, less cash received of $0	(27,058)	(1,340)

Net cash used in investing activities	(32,980)	(6,144)

Cash flows from financing activities:
Proceeds from equity offering, net of issuance costs	172,710	—
Proceeds from exercises of common stock options and issuance of common stock under the ESPP	5,086	2,462
Tax benefit from exercise of common stock options	4,687	—

Net cash provided by financing activities	182,483	2,462

Net increase (decrease) in cash and cash equivalents	157,723	(2,098)
Cash and cash equivalents, beginning of period	77,272	24,555

Cash and cash equivalents, end of period	$234,995	$22,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(in thousands except per share amounts)
(unaudited)
1. Organization and Operations of the Company
     aQuantive, Inc., a Washington corporation, is a digital marketing services and technology company.
     aQuantive is organized into three business units:
     Digital Marketing Services (DMS). The DMS segment consists of Avenue A | Razorfish and DNA. Avenue A | Razorfish is an interactive agency which provides a full-service offering, including website development, interactive marketing and creative development and branding. Recently-acquired DNA, located in London, is also an interactive agency. Avenue A | Razorfish and DNA help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.
     Digital Marketing Technologies (DMT). The DMT segment consists of Atlas, a provider of digital marketing technologies and expertise. Atlas’ software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory.
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
     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s audited financial statements and the accompanying notes for the years ended December 31, 2005, 2004, and 2003, as included in the Company’s Annual Report on Form 10-K filed with the SEC.
   Reclassifications
     Certain prior year amounts have been reclassified to conform to the 2006 presentation.
   Use of Estimates in the Preparation of Financial Statements
     The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue, stock-based compensation expense, the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances for receivables, deferred income tax assets and liabilities, state and city taxes, contingencies and obligations related to employee benefits. Actual results could differ from those estimates.
   Change in Contingent Tax Liability
     The Company’s estimated business tax contingent liability changed by $1,900 during the first quarter of 2006 primarily due to a settlement with the City of Seattle for a business tax obligation for the fiscal years 1999 through 2002. During the three months ended March 31, 2006, a settlement payment of $527 was made and the remaining contingent liability was reversed and included as a component of general and administrative expense in the condensed consolidated statement of operations. The Company is no longer under audit by the City of Seattle; however, certain periods are still open under the statute of limitations.
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
     Digital Marketing Services. The Company’s digital marketing services business line, Avenue A | Razorfish, is an interactive advertising agency that helps its clients use the Internet as an integrated online business channel. Avenue A | Razorfish provides the following digital marketing services: customer-focused websites, enterprise websites, interactive marketing and creative development and branding.
     Revenue from website development services are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized and are recorded as either unbilled receivables (an asset) or deferred revenue (a liability) in the accompanying condensed consolidated financial statements. Revenues derived from time and materials consulting contracts are recognized as the services are performed. Unbilled receivables totaled $16,264 and $368 at March 31, 2006 and 2005, respectively.
     Interactive marketing includes online media, search engine, email and analytics services. Avenue A | Razorfish earns fees for online media in three different ways depending on the contractual terms with the client. The majority of revenue is earned based on the dollar amount of advertising space purchased on behalf of its clients. The Company recognizes this revenue over the period of the campaign at the rate at which the advertising is delivered. Certain other contractual agreements with clients are structured such that interactive marketing services are priced and earned on an hourly rate which is applied to the hours worked on each client. In this case, revenue is recognized over the period of the campaign at the rate at which hours are worked. Revenue can also be earned based on a fixed fee consulting arrangement, which is earned based on the percentage-of-completion method described above.
     In accordance with EITF 99-19, the Company recognizes most of its online media revenue under the net method, excluding the cost of media purchased for its clients. To generate revenue under the net method, the Company buys advertising space from publisher websites on behalf of its clients as an agent and earns fees based on the dollar amount of advertising space the Company purchases. Under net method contracts, the Company is only financially liable to the publishers for the amount collected from its clients. This creates a sequential liability for media purchases made on behalf of clients.
     In December 2005, the Company acquired UK-based DNA. DNA recognizes online media revenue under the gross method, which consists of the gross value of DNA’s billings to its clients and includes the price of the advertising space that DNA purchases from websites to resell to its clients. This revenue is recorded under the gross method because, under its contracts with clients and publisher websites, DNA is the primary obligor to the arrangements and does not have sequential liability for media purchases. The price of advertising space purchased by DNA from websites to resell to its clients is also recorded as cost of revenue. The Company is currently in the process of renegotiating these contracts so that DNA will purchase media on behalf of its clients as an agent and will only be financially liable to the publishers for the amount collected from its clients in future periods. If the Company can successfully renegotiate these contracts, DNA will report revenue under the net method in future periods.
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
     Digital Performance Media. DRIVEpm and MediaBrokers are online advertising networks that serve as intermediaries between online publishers and advertisers by procuring online advertising inventory primarily from publishers and reselling the inventory to advertisers on a highly-targeted basis.
     DRIVEpm and MediaBrokers provide a broad array of variables that advertisers can use to target potential customers. The targeting offering is sold primarily on a Cost Per Thousand Impressions (CPM) basis. DRIVEpm and MediaBrokers also provide clients the ability to reach their customers on a Cost Per Action (CPA), Cost Per Click (CPC), CPM or a hybrid pricing structure.
     Revenue for these offerings is volume-based and generally recognized based on the volume in the period of usage. In accordance with EITF 99-19, revenue generated from digital performance media is recognized under the gross method, which consists of the gross value of digital performance media’s billings to clients. This revenue is recorded under the gross method because under its contracts with clients and publisher websites, DRIVEpm and MediaBrokers are the primary obligors to the arrangements and do not have sequential liability for media purchases.
     All Segments. For each of the Company’s lines of business, revenue is deferred in cases where the Company has not yet earned revenue but has billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.
     Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays. All reimbursable project expenses billed to customers are recorded as a component of revenues and all reimbursable project expenses incurred are recorded as a component of operating expenses.
     The percentages of sales to customers representing 10% or more of consolidated revenues are as follows:

	For the three months
	ended March 31,
	2006	2005
Customer A	10%	12%
     The customer that represents sales of 10% or more of consolidated revenues is included in all three of the Company’s segments, as defined by SFAS No. 131 “Disclosures about Segment of an Enterprise and Related Information.” At March 31, 2006 and 2005, there were no customers representing 10% or more of consolidated accounts receivable.
   Stock-Based Compensation

     The Company has adopted the provisions of SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” in accounting for its stock option and employee stock purchase plans. Prior to the adoption of SFAS No. 123(R), stock-based compensation cost was recognized in the Statement of Operations when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The Company has adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated and we have not recorded a cumulative effect of change in accounting principle.
     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     In November 2005, the FASB issued FASB Staff Position FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP FAS 123(R)-3). FSP FAS 123(R)-3 provides a practical exception to accounting requirements when a company adopts SFAS No. 123(R). SFAS 123(R) requires the calculation of a pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. The Company has elected to adopt the guidance in FSP FAS 123(R)-3 to calculate the APIC Pool effective January 1, 2006. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     The following table presents the impact of the adoption of SFAS No. 123(R) on selected line items from the condensed consolidated financial statements for the three months ended March 31, 2006. Results for prior periods have not been restated.

	Three months ended March 31, 2006
	As Reported	If Reported
	Following SFAS No.	Following APB No.
	123(R)	25
Condensed consolidated statement of operations:
Income from operations	$11,153	$15,902
Income before income taxes	12,270	17,019
Net income	7,615	10,512
Net income per share:
Basic	$0.11	$0.15
Diluted	$0.10	$0.14
Condensed consolidated statement of cash flows:
Net cash provided by operating activities	8,220	12,907
Net cash provided by financing activities	$182,483	$177,796
3. Goodwill
     Changes in the carrying amount of goodwill for the three months ended March 31, 2006 by segment are as follows:

		Acquisition/
		Purchase
		Accounting
		Adjustments/
		Foreign
	Balance as of	Currency	Balance as of
	March 31,	Translation	December 31,
	2006	Adjustments	2005
Digital marketing services	$147,362	$26,487	$120,875
Digital marketing technologies	17,397	1,431	15,966
Digital performance media	4,218	(16)	4,234

	$168,977	$27,902	$141,075

     The net increase during the three months ended March 31, 2006 is primarily due to the goodwill recorded in the digital marketing services segment as a result of a final contingency payment of $26,460 made to the former owner of i-Frontier.
4. Stock-Based Compensation
   Stock Option Plans
     The Company’s stock option plans consist of the 1998 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 2000 Stock Incentive Compensation Plan (the Plans). Shares reserved under the Plans consist of 141 shares in the 2000 Stock Incentive Compensation Plan, 14,072 shares in the 1999 Stock Incentive Compensation Plan, and 2,066 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. The Company’s Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. In addition, the Company determined that the 2000 Stock Incentive Plan will terminate when all awards outstanding under the 2000 Stock Incentive Compensation Plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new options will be granted under the 2000 Stock Incentive Compensation Plan. The Company has a policy of issuing new shares to satisfy option exercises and share awards.
     Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the options and the right of exercise may not exceed ten years from the date of grant. The stock options typically vest 20% in the first year and ratably over the following twelve quarters.
   Nonvested Share Award
     Under terms of a share award agreement with its CEO, the Company awarded a nonvested share grant of 115 shares of common stock in January 2006, which will vest over a period of 60 months based on his continued employment with the Company.
   Employee Stock Purchase Plan
     In 1999, the Board of Directors and shareholders approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has authorized a total of 2,540 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan increase annually starting on the first day of the Company’s fiscal year beginning in 2001 by an amount equal to the lesser of (i) 750 shares of common stock, (ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period. During the three months ended March 31, 2006 and 2005, employees purchased 164 and 130 shares, respectively, under the 1999 Purchase Plan. As of March 31, 2006, there were 966 shares available for purchase under the 1999 Purchase Plan.
   Valuation of Awards
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of the Company’s stock and implied volatility from traded options on the Company’s stock. Prior to the adoption of SFAS No. 123(R), expected volatility was based only on historical volatility of the Company’s stock. The expected term of options granted was derived from the analysis of various hypothetical settlement scenarios and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was the zero-coupon rate corresponding to the expected term of the option.
     The fair value for options and share awards granted under the Company’s stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	March 31,
	2006	2005
Weighted average risk-free interest rate	4.41%	4.04%
Expected term, in years	4.1-7.2	4.5--7.0
Weighted average expected volatility	64%	104%
Dividend yield	0	0
     The fair value of the shares granted under the Company’s employee stock purchase plan was estimated using the Black-Scholes option-pricing model, the following assumptions:

	March 31,
	2006	2005
Weighted average risk-free interest rate	4.51%	2.36%
Expected lives (in years)	0.5-1.0	0.5-1.0
Weighted average expected volatility	47%	54%
Dividend yield	0	0
     As required under SFAS No. 123(R), stock-based compensation expense is recognized over the service period, net of estimated forfeitures. Forfeiture estimates are based on historical data. To the extent actual results or revised estimates differ from the estimates used, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Prior to the adoption of SFAS No. 123(R), forfeitures were recognized on an actual basis as allowed under SFAS No. 123.
   Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company had elected to apply the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” In accordance with the provisions of SFAS No. 123, the Company applied APB No. 25 and related interpretations in accounting for its stock option and employee stock purchase plans. No stock-based compensation expense was recognized in the Statement of Operations for the three-month period ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized as expense over the option’s vesting periods.

Three months
ended
March 31,
2005
Net income, as reported	$6,410
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax effect of $1,485	(2,323)

Pro forma net income, fair value method for all stock-based awards	$4,087

Basic net income per share:
As reported	$0.10
Pro forma	$0.06
Diluted net income per share:
As reported	$0.09
Pro forma	$0.06
   Impact of the Adoption of 123(R)
     The Company has adopted the provisions of SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. Accordingly, stock-based compensation expense was recognized for all option grants, nonvested stock awards and shares granted under the employee stock purchase plan prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and all grants and awards subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense is amortized on a straight-line basis over the remaining vesting period. Prior to the adoption of SFAS No. 123(R), stock-based compensation expense was amortized using an accelerated method.

     The impact on results of continuing operations of recording stock-based compensation expense was as follows:

Three months
ended March 31,
2006
Cost of revenue	$143
Client support	2,307
Product development	574
Sales and marketing	370
General and administrative	1,355

Total stock-based compensation expense	4,749
Total income tax benefit recognized for stock-based compensation expense	$1,852

Total stock-based compensation expense, net of tax	$2,897

Impact on net income per share:
Basic	$(0.04)
Diluted	$(0.04)
     As of March 31, 2006, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $34,054, which is expected to be recognized over a weighted-average period of 2.1 years.
   Award Activity
     Option activity under the Plans was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Options	Exercise	Contractual Term	Aggregate Intrinsic
	Outstanding	Price	(Years)	Value
Balance, December 31, 2005	13,169	$7.17
Granted	1,300	24.60
Exercised	(616)	4.41
Forfeited	(128)	11.58

Balance, March 31, 2006	13,725	$8.90	6.34	$202,921

Exercisable at March 31, 2006	7,115	$4.92	5.12	$132,841

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $13,429 and $4,078, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $13.20 and $9.62, respectively
     Cash received from option exercises was $2,716 for the three months ended March 31, 2006. The tax benefit from option exercises totaled $4,954 for the three months ended March 31, 2006.
     Nonvested share activity under the Plans was as follows:

Nonvested Shares
Outstanding
Nonvested at December 31, 2005	—
Granted	115
Vested	(6)
Forfeited	—

Nonvested at March 31, 2006	109

     The weighted average grant date fair value of nonvested shares outstanding as of March 31, 2006 was $25.24. The total fair value of share awards vested during the three months ended March 31, 2006 was $137.
5. Shareholders’ Equity
     On March 15, 2006, the Company completed an equity offering of 7,500 shares of common stock at a purchase price of $24.00 per share. The total net proceeds from the equity offering were $172.4 million after deduction of applicable issuance costs. In connection with the offering, the Company granted the underwriters an over-allotment option to purchase an additional 1,125 shares, which was exercised in full and closed on April 13, 2006. The total net proceeds from the offering, including net proceeds of $25.9 million from the underwriters’ over-allotment shares, were approximately $198.3 million, after deducting applicable issuance costs. Changes in our shareholders’ equity during the three months ended March 31, 2006 were as follows:

Total
Shareholders’
Equity
Balance, December 31, 2005	$256,940
Exercise of common stock options	2,716
Issuance of common stock — Employee Stock Purchase Plan	2,370
Tax benefit of exercise of common stock options	4,687
Unrealized gain on available for sale investments	11
Currency translation loss	(26)
Stock-based compensation expense	4,749
Proceeds from follow-on equity offering, net of issuance costs	172,456
Net income	7,615

Balance, March 31, 2006	$451,518

6. Net Income Per Share
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months ended
	March 31,
	2006	2005
Net income (numerator for basic)	$7,615	$6,410
Add: Interest expense on convertible notes, net of tax	354	359

Adjusted net income (numerator for diluted)	$7,969	$6,769

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	68,386	62,790
Less: weighted average shares issued and unvested	(111)	—

Shares used in computation of basic net income per share	68,275	62,790
Add: Dilutive effect of employee stock options and stock awards	5,572	5,130
Add: Dilutive effect of convertible debt	6,163	6,163

Shares used in computation of diluted net income per share	80,010	74,083

Basic net income per share	$0.11	$0.10

Diluted net income per share	$0.10	$0.09

     Using the “treasury stock method,” during the three months ended March 31, 2006 and 2005, 826 and 908 weighted average common stock equivalent shares related to stock options were excluded from the calculation of diluted net income per share, as their effect is anti-dilutive.
7.	Segment Reporting

     The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of Avenue A | Razorfish and DNA, digital marketing technologies, which consists of Atlas, and digital performance media, which consists of DRIVEpm and MediaBrokers.
     Unallocated corporate expenses, including amounts recorded for stock-based compensation expense, are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment. For the three months ended March 31, 2006, unallocated corporate expenses include all stock-based compensation expense.
     Segment information for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months ended March 31, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
Revenue	$55,212	(1)	$27,669	$9,304	$—		$92,185
Costs and expenses:
Cost of revenue	727	(1)	7,037	5,279	335	(2)	13,378
Client support	42,819		—	742	2,307		45,868
Product development	—		2,924	—	756		3,680
Sales and marketing	1,589		3,715	966	370		6,640
General and administrative	1,504	(4)	2,438	412	4,208		8,562
Amortization of intangible assets	—		—	—	2,036		2,036
Client reimbursed expenses	868		—	—	—		868

Total costs and expenses	47,507		16,114	7,399	10,012		81,032

Income (loss) from operations	$7,705		$11,555	$1,905	$(10,012)		$11,153

	Three Months ended March 31, 2005
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
Revenue	$39,087	$20,641	$5,269	$—		$64,997
Costs and expenses:
Cost of revenue	—	4,616	3,212	192	(2)	8,020
Client support	29,727	—	715	—		30,442
Product development	—	1,967	—	—		1,967
Sales and marketing	1,093	1,987	214	—		3,294
General and administrative	3,138	1,795	240	2,541		7,714
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	678	—	—	—		678

Total costs and expenses	34,636	10,365	4,381	4,536		53,918

Income (loss) from operations	$4,451	$10,276	$888	$(4,536)		$11,079

1)	DNA, acquired in December 2005, generates revenue that is recognized under the gross method of accounting and includes the cost of media purchased for DNA clients.

(2)	For the three months ended March 31, 2006 and 2005, cost of revenue classified as unallocated corporate expenses included $192 related to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.

(3)	Unallocated corporate expenses include stock-based compensation expense. This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by the our chief operating decision maker in evaluating results by segment. For the three months ended March 31, 2006, stock-based compensation expense was as follows:

Three months ended
March 31, 2006
Cost of revenue	$143
Client support	2,307
Product development	574
Sales and marketing	370
General and administrative	1,355

Total stock-based compensation expense	$4,749

(4)	For the three months ended March 31, 2006, general and administrative expense for the digital marketing services line of business includes the $1.9 million reversal of a contingent business tax liability. See Footnote 2 for additional information about this change in contingent tax liability.

     The Company recorded $17,326 and $7,362 of revenue to international customers during the three months ended March 31, 2006 and 2005, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” “may,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Our actual results could differ materially and adversely from those discussed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” included in our Annual Report on Form 10-K ,for the year ended December 31, 2005 as filed with the SEC.. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     The information presented in this Quarterly Report on Form 10-Q includes financial information prepared in accordance with generally accepted accounting principles (GAAP), as well as other financial measures that may be considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. As described more fully below, management believes these non-GAAP measures provide meaningful additional information about our performance. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP.
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction to aQuantive’s lines of business. In this section we discuss our results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity, Capital Resources and Commitments”.
Overview
     We are a digital marketing services and technology company that helps marketers acquire, retain and grow customers across digital media. We are organized into three lines of business: digital marketing services, digital marketing technologies and digital performance media.
   Acquisitions and Comparability of Operations
     Our results of operations for the three months ended March 31, 2006 include the results of DNA, an interactive advertising agency acquired in December 2005. DNA’s operating results for the three months ended March 31, 2006 should be factored into any comparison of our 2006 results of operations to 2005 results.
   Digital Marketing Services (DMS)
     The DMS segment consists of Avenue A | Razorfish and DNA. Avenue A | Razorfish is an interactive agency which provides a full-service offering, including website development, interactive marketing and creative development and branding. Recently-acquired DNA, located in London, is also an interactive agency. Avenue A | Razorfish and DNA help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.
   Digital Marketing Technologies (DMT)
     The DMT segment consists of Atlas, a provider of digital marketing technologies and expertise. Atlas’s software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory.

   Digital Performance Media (DPM)
     The DPM segment consists of DRIVEpm and U.K.-based MediaBrokers. Both are performance media and behavioral targeting businesses. DRIVEpm and MediaBrokers serve as intermediaries between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis.
Recent Developments
   Public Offering of Common Stock
     In March 2006, we completed a follow-on offering of our common stock which raised $172.4 million that will be used for working capital, general corporate purposes and may also be used to acquire or invest in businesses, products or technologies. In April 2006 we raised an additional $25.9 million as a result of the exercise in full of the over-allotment option granted to the underwriters of our follow on public offering.
   New Chief Financial Officer
     On March 15, 2006, we announced the appointment of M. Wayne Wisehart as our Chief Financial Officer of the Company, which was effective March 27, 2006. We had previously announced in November 2005 the anticipated departure of Michael Vernon, who had served as our CFO for approximately five years.
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
     There have been no changes to our critical accounting policies during the three months ended March 31, 2006 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS 123(R), discussed as follows:
Accounting for Stock-Based Compensation
     We have adopted the provisions of SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” in accounting for our stock option and employee stock purchase plans. Prior to the adoption of SFAS No. 123(R), no stock-based compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We have adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated and we have not recorded a cumulative effect of change in accounting principle.
     The fair value of each option grant, nonvested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of the Company’s stock and implied volatility from traded options on our stock. Prior to the adoption of SFAS No. 123(R), volatility was calculated based only on historical volatility of our stock. The expected term was derived from the analysis of various hypothetical settlement scenarios and represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate was the zero-coupon rate corresponding to the expected term of the option, and dividends were assumed to be zero.

     Stock-based compensation expense, as determined using the Black-Scholes option pricing model, is recognized on a straight line basis over the service period, net of estimated forfeitures. Forfeiture estimates were based on historical data. To the extent actual results or revised estimates differ from the estimates used, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Prior to the adoption of SFAS No. 123(R), stock-based compensation expense was recognized over the service period using an accelerated method and forfeitures were recognized on an actual basis as allowed under SFAS No. 123.
     As of March 31, 2006, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $34.1 million which is expected to be recognized over a weighted-average period of 2.1 years.
Estimates and Assumptions Related to Financial Statements
     The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenues, obligations related to employee benefits, stock-based compensation expense, the allowance for doubtful accounts, allowance for sales credits, intangible assets, goodwill, state, local and federal income taxes and legal contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
     The following table presents statements of operations data for each of our lines of business for the three months ended March 31, 2006 and 2005. Our discussion of revenue and cost of revenue for our digital marketing services segment during the three months ended March 31, 2006 also provides revenue and cost of revenue as if cost of media purchases for DNA were excluded (net revenue). Net revenue and cost of revenue, net of media purchases are non-GAAP financial measures. We believe this net revenue and cost of revenue presentation facilitates a better comparison of the results of our digital marketing services line of business due to the different methods under which Avenue A | Razorfish and DNA record online media revenue. The results of any period are not necessarily indicative of results for any future period.

	Three Months ended March 31, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
			(amounts in thousands)
Revenue	$55,212	(1)	$27,669	$9,304	$—		$92,185
Costs and expenses:
Cost of revenue	727	(1)	7,037	5,279	335	(2)	13,378
Client support	42,819		—	742	2,307		45,868
Product development	—		2,924	—	756		3,680
Sales and marketing	1,589		3,715	966	370		6,640
General and administrative	1,504	(4)	2,438	412	4,208		8,562
Amortization of intangible assets	—		—	—	2,036		2,036
Client reimbursed expenses	868		—	—	—		868

Total costs and expenses	47,507		16,114	7,399	10,012		81,032

Income (loss) from operations	$7,705		$11,555	$1,905	$(10,012)		$11,153

Interest and other income, net							1,699
Interest expense							582
Provision for income taxes							4,655

Net income							$7,615

	Three Months ended March 31, 2005
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
		(amounts in thousands)
Revenue	$39,087	$20,641	$5,269	$—		$64,997
Costs and expenses:
Cost of revenue	—	4,616	3,212	192	(2)	8,020
Client support	29,727	—	715	—		30,442
Product development	—	1,967	—	—		1,967
Sales and marketing	1,093	1,987	214	—		3,294
General and administrative	3,138	1,795	240	2,541		7,714
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	678	—	—	—		678

Total costs and expenses	34,636	10,365	4,381	4,536		53,918

Income (loss) from operations	$4,451	$10,276	$888	$(4,536)		$11,079

Interest and other income, net						270
Interest expense						590
Provision for income taxes						4,349

Net income						$6,410

1)	DNA, acquired in December 2005, generates revenue that is recognized under the gross method of accounting and includes the cost of media purchased for DNA clients.

(2)	For the three months ended March 31, 2006 and 2005, cost of revenue classified as unallocated corporate expenses included $192 related to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.

(3)	Unallocated corporate expenses include stock-based compensation expense. This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by the our chief operating decision maker in evaluating results by segment. For the three months ended March 31, 2006, stock-based compensation expense was as follows:

Three months ended
March 31, 2006
Cost of revenue	$143
Client support	2,307
Product development	574
Sales and marketing	370
General and administrative	1,355

Total stock-based compensation expense	$4,749

(4)	For the three months ended March 31, 2006, general and administrative expense for the digital marketing services line of business includes the $1.9 million reversal of a contingent business tax liability. See Footnote 2 in the Notes to Condensed Consolidated Financial Statements for additional information about this change in contingent tax liability.

   Revenue
     Avenue A | Razorfish recognizes revenue under the net method, which excludes the cost of media purchased for our Avenue A | Razorfish clients. However, DNA generates revenue that is recognized under the gross method of accounting and includes the cost of media purchased for DNA clients. We are currently in the process of renegotiating both client and publisher contracts and if successful, DNA will report revenue under the net method in future periods.
     The following table provides a reconciliation of revenue as reported during the three months ended March 31, 2006 and 2005 to net revenue, which excludes the cost of media purchased for our digital marketing services clients (in thousands):

	Total		Digital Marketing Services
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
Revenue, as reported	$92,185	$64,997	$55,212	$39,087
Less cost of media purchases	(727)	—	(727)	—

Revenue, net of digital marketing services media purchases	$91,458	$64,997	$54,485	$39,087

     Revenue, net of digital marketing services media purchases, was $91.5 million and $65.0 million during the three months ended March 31, 2006 and 2005, respectively. This increase in revenue is primarily due to the growth in demand for digital marketing services and technologies, new client wins and increased spending from existing clients.
     Revenue from digital marketing services, net of media purchases, increased to $54.5 million during the three months ended March 31, 2006, from $39.1 million for the three months ended March 31, 2005. The increase in revenue, net of media purchases, is primarily attributable to the web development business as they experienced an increase in client base and in clients’ advertising budgets leading to larger web development projects. DNA, which was acquired in December 2005 contributed $4.3 million of revenue, net of media purchases, during three months ended March 31, 2006. Additionally, revenue increased due to increased online media spending by our existing clients as a result of increased volumes of media utilized in advertising campaigns.
     Revenue from digital marketing technologies increased to $27.7 million for the three months ended March 31, 2006 from $20.6 million for the three months ended March 31, 2005. The increase in revenue is primarily the result of increased use of the Atlas Digital Marketing Suite and increased volumes of advertisements displayed over the Internet by existing customers, combined with a consistent increase in client base of both agencies and direct advertisers around the world. Additionally, increased penetration of the Atlas business in the U.K. market has contributed to revenue growth.
     Revenue from digital performance media was $9.3 million and $5.3 million during the three months ended March 31, 2006 and 2005, respectively. The digital performance media business reports revenue under the gross method of accounting. The increase in revenue was primarily due to our increased client base and publisher relationships at both MediaBrokers and DRIVEpm.
   Cost of Revenue
     Avenue A | Razorfish recognizes revenue under the net method and therefore cost of revenue excludes the cost of media purchased for our Avenue A/Razorfish clients. However, DNA recognizes revenue under the gross method and therefore cost of revenue includes the cost of media purchased for DNA’s clients. During the three months ended March 31, 2006, cost of revenue associated with the digital marketing services line of business relates entirely to DNA.
     The following table provides a reconciliation of cost of revenue as reported during the three months ended March 31, 2006 and 2005 to cost of revenue that excludes the cost of media purchased for our digital marketing services clients (in thousands):

	Total		Digital Marketing Services
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
Cost of revenue, as reported	$13,378	$8,020	$727	$—
Less cost of media purchases	(727)	—	(727)	—

Cost of revenue, net of digital marketing services media purchases	$12,651	$8,020	$—	$—

     Cost of revenue, net of digital marketing services media purchases, was $12.7 million and $8.0 million during the three months ended March 31, 2006 and 2005, respectively. Cost of revenue increased primarily due to the overall growth of our digital marketing technologies and digital performance media lines of business.
     Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our technology used to display advertisements over the Internet. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $7.0 million for the three months ended March 31, 2006 from $4.6 million for the three months ended March 31, 2005. The cost of revenue has increased as additional client support and technology personnel were needed to support both the growing technology infrastructure demands and client service needs associated with the growth of the business. As of March 31, 2006, there were 84 client support personnel associated with digital marketing technologies, compared to 53 as of March 31, 2005. In addition, there were 39 production support personnel as of March 31, 2006 compared to 31 as of March 31, 2005. Additionally, the increase in cost of revenue was due to an increase in depreciation expense related to capital investments in our technology infrastructure, including a data center build out in 2005, and increased bandwidth costs related to increased volume of advertisements delivered over the Internet.

     Cost of revenue associated with our digital performance media line of business was $5.3 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively, and relates to the cost of the advertising space purchased from websites to resell to our clients. The increase in cost of revenue is primarily due to increased volumes of advertising space sold as a result of an increased client base and increased spending levels from our existing clients.
   Client Support
     Client support expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for client support personnel for our interactive advertising agency, Avenue A|Razorfish. Client support also includes expenses for contractors retained for their specialized skill sets to work on client projects. Client support expenses associated with digital marketing services increased to $42.8 million for the three months ended March 31, 2006 from $29.7 million for the three months ended March 31, 2005. The increase in client support expenses was primarily due to an increase in client support personnel and the utilization of contract workers to support increased client project activity in the digital marketing services business. Facilities expenses also contributed to the increased client support expenses due to the opening of new Avenue A | Razorfish office locations over the past several quarters. Additionally, DNA, which was acquired in December 2005, contributed $2.5 million of client support expenses during the three months ended March 31, 2006. As of March 31, 2006 there were 1,066 client support personnel in our digital marketing services line of business, including 58 at DNA, compared to 780 as of March 31, 2005.
     Client support expenses associated with our digital performance media line of business consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. Client support expenses associated with digital performance media were $0.7 million during the three months ended March 31, 2006 and 2005. Client support expenses have remained consistent, however in order to support the continued growth of this business, we expect client support expenses to increase throughout the remainder of 2006 as we are actively recruiting additional client support personnel.
     Unallocated client support expenses for the three months ended March 31, 2006 include stock-based compensation expense of $2.3 million as a result of the adoption of SFAS 123(R). This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by the our chief operating decision maker in evaluating results by segment.
   Product Development
     Product development expenses consist primarily of salaries and related expenses for product development personnel associated with our digital marketing technologies line of business. In addition, product development expenses include the costs of software development for new technologies and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $3.7 million for the three months ended March 31, 2006 compared to $2.0 million for the three months ended March 31, 2005. The increase in expense was primarily due to an increase in product development personnel necessary to support the continued development of Atlas Publisher and Atlas Rich Media, enhance our existing Atlas Digital Marketing Suite and invest in new technologies. As of March 31, 2006 there were 91 product development personnel in our digital marketing technologies line of business compared to 69 as of March 31, 2005.
     Unallocated product development expenses for the three months ended March 31, 2006 also includes stock-based compensation expense of $0.6 million as a result of the adoption of SFAS 123(R). This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by the our chief operating decision maker in evaluating results by segment.
   Sales and Marketing
     Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and commissions and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive agency, Avenue A | Razorfish. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows, the costs of advertising our services in trade publications and the cost of client and publisher summits. Sales and marketing expenses associated with digital marketing services increased to $1.6 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. The increase in sales and marketing expenses was primarily due to increased sales and marketing headcount. As of March 31, 2006, there were 21 sales and marketing personnel in our digital marketing services line of business compared to 17 as of March 31, 2005.

     Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and commissions and related expenses for our sales force. In addition, these expenses include salaries of sales and marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $3.7 million during the three months ended March 31, 2006, from $2.0 million for the three months ended March 31, 2005. This increase was primarily due to the addition of sales personnel and increased sales and marketing efforts. As of March 31, 2006 there were 51 sales and marketing personnel in our digital marketing technologies line of business compared to 32 as of March 31, 2005.
     Sales and marketing expenses associated with our digital performance media line of business consist primarily of salaries and commissions and related expenses for our DRIVEpm and MediaBrokers sales forces. Over the past year, the digital performance media line of business, particularly DRIVEpm, increased the number of sales personnel significantly. Sales and marketing expense associated with our digital performance media line of business was $1.0 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively, and as of March 31, 2006 and 2005 there were 17 and 3 sales and marketing personnel, respectively, in our digital performance media line of business.
   General and Administrative
     General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, insurance and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist primarily of a direct allocation of these corporate costs based on several allocation methods including headcount and the percentage of revenue generated by the respective entity. General and administrative expenses increased to $8.6 million for the three months ended March 31, 2006 from $7.7 million for the three months ended March 31, 2005. The increase in general and administrative expenses was primarily due to stock-based compensation expense of $1.4 million as a result of the adoption of SFAS 123(R). In addition, corporate headcount increased to support the growth of our operating units along with costs associated with continued development and support of our corporate financial systems. As of March 31, 2006, there were 141 general and administrative personnel compared to 111 as of March 31, 2005. The increase in general and administrative costs was partially offset by the reversal of a business tax contingent liability recorded to the digital marketing services line of business of approximately $1.9 million due to the settlement of the audit with the City of Seattle.
   Amortization of Intangible Assets
     Amortization of intangible assets relates primarily to customer relationships purchased through various acquisitions. Amortization of intangible assets was $2.0 million during the three months ended March 31, 2006 compared to $1.8 million during the three months ended March 31, 2005. The increase in expense is due to the amortization of intangible assets related to DNA which was acquired in December 2005. In addition, amortization of intangible assets associated with purchased technology is recorded as a cost of revenue and was $0.2 million during the three months ended March 31, 2006 and 2005.
   Client Reimbursed Expenses
     Client reimbursed expenses include all reimbursable project expenses that are billable to our clients. These reimburseable project expenses are also recorded as a component of revenue. We recorded $0.9 million of client reimbursed expenses for the three months ended March 31, 2006 compared to $0.7 million for the three months ended March 31, 2005. The increase in client reimbursed expenses is primarily due to increased project expenses incurred to support new clients and increased spending by existing clients in the creative and web development business.
   Interest and Other Income, Net
     Net interest and other income consist primarily of earnings on our cash, cash equivalents, short-term investments and foreign currency transaction exchange gains and losses. Net interest and other income was $1.7 million for the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005. The increase in net interest and other income was a result of higher interest rates that we have received on invested cash balances and interest income earned from the investment of proceeds from the equity offering which was completed on March 15, 2006. Foreign currency transaction exchange gains and losses were not material for the three months ended March 31, 2005 and 2006.
        Interest Expense

     Interest expense was $0.6 million during the three months ended March 31, 2006 and March 31, 2005. Interest expense relates to the outstanding convertible debt bearing an annual interest rate of 2.25 percent.
   Provision for Income Taxes
     The provision for income taxes was $4.7 million during the three months ended March 31, 2006 and $4.3 million during the three months ended March 31, 2005. During the three months ended March 31, 2006, we recorded a provision for income taxes based on an estimated effective tax rate of 38%, compared to 40% for the three months ended March 31, 2005. The decrease in effective tax rate is primarily due to the increase in income from operations from our activities in foreign jurisdictions which are generally taxed at a lower rate than those in the United States.
   Income from Operations
     During the three months ended March 31, 2006, the digital marketing services line of business generated $7.7 million of income from operations, or 14% of digital marketing services revenue, compared to $4.5 million, or 11% of digital marketing services revenue, during the three months ended March 31, 2005. The digital marketing services line of business experienced improved operating margins primarily due to the reversal of a $1.9 million business tax accrual during the three months ended March 31, 2006. Excluding the reversal of the business tax accrual, the digital marketing services line of business generated $5.8 million of income from operations, or 11% of digital marketing services revenue, which is consistent with income from operations as a percentage of digital marketing services revenue during the three months ended March 31, 2005.
     The digital marketing technologies line of business generated $11.6 million of income from operations, or 42% of digital marketing technologies revenue, during the three months ended March 31, 2006 compared to $10.3 million, or 50% of digital marketing technologies revenue, during the three months ended March 31, 2005. The decrease in operating margins was primarily due to increased sales and marketing personnel needed to support the increase in sales and marketing initiatives. Additionally, increased cost of revenue expenses, primarily due to additional client support personnel, contributed to the decrease in operating margins. Client support personnel have been hired to maintain and grow current client accounts in addition to cross-selling Atlas’ product offering.
     The digital performance media line of business generated $1.9 million of income from operations, or 20% of digital performance media revenue during the three months ended March 31, 2006 compared to income from operations of $0.9 million, or 17% of revenue during the three months ended March 31, 2005. While an increase in client base and number of publisher partnerships in our digital performance media line of business contributed to growth in revenue, client support expenses remained consistent. In order to support the continued growth of this business, we expect to hire additional client support and sales and marketing personnel during the remainder of 2006.
Liquidity, Capital Resources and Commitments
     Since our inception, we financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999 and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. In July 2004, we issued $74.7 million in convertible debt to the sellers of SBI.Razorfish in connection with the acquisition in July 2004. This was subsequently paid off with the proceeds from the issuance in August and September 2004 of $80.0 million in convertible senior subordinated notes due in 2024. In March 2006, we completed a follow-on offering of our common stock which raised net proceeds of $172.4 million. Net proceeds from the equity offering will be used for working capital, general corporate purposes and may also be used to acquire or invest in businesses, products or technologies. In April 2006, we raised an additional $25.9 million as a result of the exercise in full of the over-allotment option granted to the underwriters of our follow-on public offering.
     As of March 31, 2006, we had cash and cash equivalents of $235.0 million, short-term investments of $36.0 million, and $80.0 million of convertible debt on our condensed consolidated balance sheet.
   Net Cash from Operating Activities
     Net cash provided by operating activities was $8.2 million and $1.6 million during the three months ended March 31, 2006 and 2005, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in working capital components, which are influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

     Significant changes in working capital components consist primarily of pre-billed media and accounts receivable. Our pre-billed media balance on March 31, 2006 was $35.1 million compared to $10.3 million on March 31, 2005. The increase is primarily due to certain clients prepaying for advertising space they plan to use for interactive advertising campaigns during the remainder of 2006. Our accounts receivable balance was $175.4 on March 31, 2006 compared to $113.7 million on March 31, 2005. The increase is primarily due to the growth of the business, an increase in pre-billed media and the acquisition of DNA in December 2005.
   Net Cash from Investing Activities
     Our investing activities include the purchase and sale of short-term investments, purchases of property and equipment, and the funding of acquisitions. Net cash used in investing activities was $33.0 million and $6.1 million for the three months ended March 31, 2006 and 2005, respectively.
     In accordance with our investment policy, we purchase primarily investment-grade marketable securities. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. During the three months ended March 31, 2006, we had net purchases of marketable securities of $0.4 million due to increases in excess cash and cash equivalents available for reinvestment. During the three months ended March 31, 2005 we had net sales of marketable securities of $0.6 million to meet post closing funding requirements of the GO TOAST and MediaBrokers and TechnologyBrokers acquisitions.
     Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, the development of our proprietary technology and leasehold improvements for our facilities. During the three months ended March 31, 2006 and 2005, capital expenditures were $5.5 million and $5.4 million, respectively.
     The following table summarizes cash used to fund various acquisitions during the three months ended March 31, 2006 and 2005. Amounts represent cash consideration paid, including transaction costs, post closing requirements and contingency payments earned, net of cash acquired.

(in thousands)	Three months ended
	March 31,
	2006	2005
NetConversions	$582	$—
SBI.Razorfish	—	81
TechnologyBrokers/Media Brokers	—	759
GO TOAST	—	500
iFRONTIER	26,460	—

Total cash payments	$27,042	$1,340

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

(in thousands)	Nine months ending
	December 31,		Year ending December 31,
	2006		2007		2008		2009
	Low	High	Low	High	Low	High	Low	High
DNA(1)	$8,500	$9,100	$—	$—	$—	$—	$21,000	$35,000
TechnologyBrokers/Media Brokers(2)	33,000	37,000	—	—	—	—	—	—
GO TOAST(3)	1,333	1,333	—	—	—	—	—	—

Total	$42,833	$47,433	$—	$—	$—	$—	$21,000	$35,000

(1)	The DNA future contingent payments due in 2009 will be determined based on actual earnings results of DNA through December 5, 2008. Payments in 2006 will include a contingent payment based on DNA’s earnings through March 31, 2006. Approximately $1,721 of the first payment due in October 2006 is guaranteed and is accrued on the consolidated balance sheet as of March 31, 2006. There is no maximum payment specified in the agreement.

(2)	The TechnologyBrokers and MediaBrokers future contingent payment will be paid provided certain earnings thresholds are met through July 31, 2006. There is no maximum payment specified in the agreement.

(3)	The GO TOAST future contingent payment was determined based on the revenue results of GO TOAST through December 31, 2005. This amount was finalized during the three months ended March 31, 2006, accrued on the condensed consolidated balance sheet as of March 31, 2006, and was paid in April 2006.
   Net Cash from Financing Activities
     Our financing activities primarily relate to the proceeds from issuance of common stock through public stock offerings and our stock option and employee stock purchase plans.
     On March 15, 2006, we completed a follow-on offering of 7.5 million shares of common stock at a purchase price of $24.00 per share. The total net proceeds from the offering were $172.4 million after deduction of applicable issuance costs. As of March 31, 2006, $0.3 of applicable issuance costs were accrued on the condensed consolidated balance sheet as they had not yet been paid. The follow-on offering of common stock also included an underwriter’s over-allotment option to sell an additional 1,125 shares. The exercise of the underwriter’s over-allotment option of 1,125 shares was completed on April 13, 2006. The total net proceeds from the offering, including net proceeds of $25.9 million from the underwriters’ over-allotment shares, were approximately $198.3 million, after deducting applicable issuance costs and expenses.
     Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $5.1 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in proceeds was due to the increase in the price of our common stock, increased volume of stock option exercises and an increased employee base participating in our employee stock purchase plan.
     The tax benefit from exercises of common stock options was $4.7 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in tax benefit was due to the increase in the price of our common stock and increased volume of stock options exercises. Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     We believe that our current cash, cash equivalents and short-term investments, together with cash from operating activities, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, debt service, and future contingent payments for our acquired businesses for at least the next 12 months.
Commitments and Contingencies
     As of March 31, 2006, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of March 31, 2006 (in thousands):

	Nine Months
	ended	Year ended December 31,
	December 31,				2010
	2006	2007	2008	2009	and Thereafter	Total
Commitments:
Operating leases	$5,777	$6,530	$5,438	$4,703	$16,606	$39,054
Ad content delivery services	1,160	734	—	—	—	1,894
Convertible debt (including interest payments)	900	1,800	1,800	1,800	107,000	113,300

Total commitments	$7,837	$9,064	$7,238	$6,503	$123,606	$154,248

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
Changes in Internal Controls
     No change was made to our internal controls over financial reporting for the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future operating results.
ITEM 6. EXHIBITS

10.1	Summary of 2006 Executive Committee bonus program (incorporated by reference to the first paragraph under Item 1.01 of aQuantive’s Current Report on Form 8-K filed February 3, 2006)*
10.2	Restricted Stock Award Agreement between Brian McAndrews and aQuantive dated January 2, 2006 (incorporated by reference to aQuantive’s Current Report on Form 8-K filed March 4, 2006)*
10.3	Summary of annual base salaries for certain executive officers for 2006 (incorporated by reference to the second paragraph under Item 1.01 of aQuantive’s Current Report on Form 8-K filed February 3, 2006)*
31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of M. Wayne Wisehart Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of M. Wayne Wisehart Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

AQUANTIVE, INC.

By:	/s/ M. WAYNE WISEHART

M. Wayne Wisehart Chief Financial Officer (Authorized Officer and Principal Financial Officer)