Form 10-Q
period 2006-06-30
AQUANTIVE INC
filed 2006-08-08
CIK 1071806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares of the registrant’s Common Stock outstanding as of August 2, 2006 was 77,048,424.

AQUANTIVE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II. OTHER INFORMATION

Item 1A.	Risk Factors	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits	31
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AQUANTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$275,032	$77,272
Short-term investments	32,580	35,617
Accounts receivable, net of allowances of $3,672 and $3,146, respectively	183,104	160,370
Other receivables	2,222	968
Prepaid expenses and other current assets	4,715	2,108
Deferred tax asset	5,416	5,416

Total current assets	503,069	281,751
Property and equipment, net	31,111	27,370
Goodwill	191,403	141,075
Other intangible assets, net	35,062	32,078
Other assets	1,067	1,245
Deferred financing costs, net	1,126	1,386
Deferred tax assets, net	23,964	23,755

Total assets	$786,802	$508,660

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$99,136	$94,327
Accrued liabilities	47,794	38,976
Pre-billed media	36,175	18,254
Deferred rent, current portion	606	670
Deferred revenue	12,366	14,310

Total current liabilities	196,077	166,537
Long-term accrued liabilities	505	430
Notes payable	80,000	80,000
Deferred rent, less current portion	4,917	4,753

Total liabilities	281,499	251,720

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 76,791 and 66,495 shares issued and outstanding, respectively	768	665
Paid-in capital	497,066	269,382
Retained earnings (accumulated deficit)	7,034	(12,918)
Accumulated other comprehensive income (loss)	435	(189)

Total shareholders’ equity	505,303	256,940

Total liabilities and shareholders’ equity	$786,802	$508,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$105,629	$77,189	$197,814	$142,186

Costs and expenses:
Cost of revenue	15,258	9,246	28,636	17,266
Client support	47,184	35,859	93,052	66,302
Product development	3,608	2,166	7,288	4,133
Sales and marketing	7,331	3,894	13,971	7,187
General and administrative	10,984	9,988	19,546	17,702
Amortization of intangible assets	2,149	1,803	4,185	3,606
Client reimbursed expenses	1,242	959	2,110	1,637

Total costs and expenses	87,756	63,915	168,788	117,833

Income from operations	17,873	13,274	29,026	24,353
Interest and other income, net	3,746	257	5,445	527
Interest expense	582	583	1,164	1,173

Income before provision for income taxes	21,037	12,948	33,307	23,707
Provision for income taxes	8,700	5,188	13,355	9,537

Net income	$12,337	$7,760	$19,952	$14,170

Basic net income per share	$0.16	$0.12	$0.28	$0.22

Diluted net income per share	$0.15	$0.11	$0.25	$0.20

Shares used in computing basic net income per share	76,157	63,438	72,207	63,020

Shares used in computing diluted net income per share	87,448	75,677	83,667	74,895

Comprehensive income:
Net income	$12,337	$7,760	$19,952	$14,170
Items of comprehensive income (loss)	640	(110)	624	(129)

Comprehensive income	$12,977	$7,650	$20,576	$14,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$19,952	$14,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,524	8,878
Stock-based compensation expense	9,625	46
Stock option income tax benefit	—	5,461
Excess tax benefit from stock-based compensation	(10,774)	—
Foreign currency transaction loss	116	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(22,112)	(27,856)
Other receivables, prepaid expenses and other current assets	(3,805)	(406)
Other assets	186	(148)
Accounts payable	4,741	8,480
Accrued liabilities	(825)	4,150
Pre-billed media	17,920	157
Deferred rent	(63)	375
Deferred revenue	(2,120)	(1,266)
Deferred taxes	10,490	3,186

Net cash provided by operating activities	35,855	15,227

Cash flows from investing activities:
Purchases of property and equipment	(10,988)	(10,290)
Proceeds from (purchases of) short term investments, net	2,499	(626)
Acquisitions and acquisition earn-out payments, less cash received of $86 in 2006	(47,958)	(1,573)

Net cash used in investing activities	(56,447)	(12,489)

Cash flows from financing activities:
Proceeds from equity offering, net of issuance costs	198,317	—
Proceeds from exercises of common stock options and issuance of common stock under the ESPP	9,143	5,330
Excess tax benefit from stock-based compensation	10,774	—

Net cash provided by financing activities	218,234	5,330

Effect of exchange rate on cash and cash equivalents	118	—
Net increase in cash and cash equivalents	197,642	8,068
Cash and cash equivalents, beginning of period	77,272	24,555

Cash and cash equivalents, end of period	$275,032	$32,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
     Digital Performance Media (DPM). The DPM segment consists of DRIVEpm, U.K.-based MediaBrokers and Franchise Gator. Both DRIVEpm and MediaBrokers are performance media and behavioral targeting businesses. They serve as intermediaries between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. Recently-acquired Franchise Gator is an extension of the performance media business, focused on the franchise industry, which addresses clients’ needs for online leads. Franchise Gator helps franchise marketers generate leads by presenting prospective franchisees with profiles of franchise opportunities and businesses from a variety of industry sectors, and in turn, providing franchisors with a cost-effective mode of franchise marketing.
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Change in Contingent Tax Liability
     The Company’s estimated business tax contingent liability decreased by $1,900 during the first quarter of 2006 primarily due to a settlement with the City of Seattle for a business tax obligation for the fiscal years 1999 through 2002. During the three months ended March 31, 2006, a settlement payment of $527 was made and the remaining contingent liability was reversed and included as a component of general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Income. The Company is no longer under audit by the City of Seattle; however, certain periods are still open under the statute of limitations.
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
     Revenue from website development services are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized in the accompanying condensed consolidated financial statements. If billings are less than revenue recognized, they are recorded as unbilled receivables (an asset) and if billings are more than revenue recognized, they are recorded as deferred revenue (a liability). Revenues derived from time and materials consulting contracts are recognized as the services are performed. Unbilled receivables totaled $11,336 and $10,035 at June 30, 2006 and December 31, 2005, respectively.
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
     In May 2006, the Company acquired Franchise Gator, an extension of the performance media business which addresses clients’ needs for online leads in the franchise industry. Franchise Gator helps franchise marketers generate leads by presenting prospective franchisees with profiles of franchise opportunities and businesses from a variety of industry sectors, and in turn, providing franchisors with a mode of franchise marketing. Revenue for this offering is subscription-based and recognized ratably over the service period.
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
     The percentages of sales to customers representing 10% or more of consolidated revenues are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Customer A	10%	12%	11%	12%
     The customer that represents sales of 10% or more of consolidated revenues is included in the digital marketing services and digital marketing technologies segments, as defined by SFAS No. 131 “Disclosures about Segment of an Enterprise and Related Information.” At June 30, 2006 and 2005, there were no customers representing 10% or more of consolidated accounts receivable.
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
     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP FAS 123(R)-3). FSP FAS 123(R)-3 provides a practical exception to accounting requirements when a company adopts SFAS No. 123(R). SFAS No. 123(R) requires the calculation of a pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. The Company has elected to adopt the guidance in FSP FAS 123 (R)-3 to calculate the APIC Pool effective January 1, 2006. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended June 30, 2006 was $4,876 and $2,974 lower, respectively, and for the six months ended June 30, 2006 was $9,625 and $5,871 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 is $0.04 and $0.03 lower, respectively, and $0.08 and $0.07 lower, respectively, for the six months ended June 30, 2006 than if the company had continued to account for share-based compensation under APB No. 25.
Recently Issued Accounting Pronouncements
     In June 2006, FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning January 1, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.
3. Acquisition
     Effective May 16, 2006, the Company acquired 100% of the outstanding interests of Franchise Gator, a performance media business focused on the franchise industry, located in Roswell, GA. The Company purchased Franchise Gator to extend its performance media business and address clients’ needs for online leads versus online sales. The Company purchased Franchise Gator for approximately $21,745 of which $19,655 was paid in cash upon closing and $2,090 will be paid one year from the acquisition once indemnity obligations are satisfied. The Company incurred $50 in transaction costs and acquired $86 in cash related to the acquisition. Additionally, subsequent to June 30, 2006, the Company paid the former owner of Franchise Gator $43 due to a post-closing requirement. Based on our preliminary purchase price allocation, the intangible assets acquired consist of $3,551 in tradename and $3,810 in customer relationships. Beginning May 16, 2006, the results of Franchise Gator are included in the consolidated results of the Company and the Franchise Gator service offering is included in the digital performance media segment.

4. Goodwill
     Changes in the carrying amount of goodwill for the six months ended June 30, 2006 by segment are as follows:

		Acquisition/
		Purchase
		Accounting
		Adjustments/
		Foreign
	Balance as of	Currency	Balance as of
	June 30,	Translation	December 31,
	2006	Adjustments	2005
Digital marketing services	$155,040	$34,165	$120,875
Digital marketing technologies	17,548	1,582	15,966
Digital performance media	18,815	14,581	4,234

	$191,403	$50,328	$141,075

     The net increase in goodwill during the six months ended June 30, 2006 is primarily due to the goodwill recorded in the digital marketing services segment as a result of a final contingency payment of $26,460 made to the former owner of i-Frontier during the three months ended March 31, 2006. Goodwill in the digital marketing service segment also increased by $7,603 due to the recognition of a contingent payment owed to the former owners of DNA in April 2006. The payment is due in September 2006 and is currently accrued on the Condensed Consolidated Balance Sheet as of June 30, 2006. Additionally, $14,411 of goodwill was recorded in the digital performance media segment as a result of the acquisition of Franchise Gator during the three months ended June 30, 2006.
5. Stock-Based Compensation
     Stock Option Plans
     The Company’s stock option plans consist of the 1998 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 2000 Stock Incentive Compensation Plan (the Plans). Shares reserved under the Plans consist of 126 shares in the 2000 Stock Incentive Compensation Plan, 13,336 shares in the 1999 Stock Incentive Compensation Plan, and 2,036 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. The Company’s Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. In addition, the Company determined that the 2000 Stock Incentive Plan will terminate when all awards outstanding under the 2000 Stock Incentive Compensation Plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new options will be granted under the 2000 Stock Incentive Compensation Plan. The Company has a policy of issuing new shares to satisfy option exercises and share awards.
     Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the options and the right of exercise may not exceed ten years from the date of grant. The stock options typically vest 20% after the first year and ratably over the following twelve quarters.
     Nonvested Share Award
     Under terms of a share award agreement with its CEO, the Company awarded a nonvested share grant of 115 shares of common stock in January 2006, which will vest over a period of 60 months based on his continued employment with the Company.

Employee Stock Purchase Plan
     In 1999, the Board of Directors and shareholders approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has authorized a total of 2,540 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan increase annually starting on the first day of the Company’s fiscal year beginning in 2001 by an amount equal to the lesser of (i) 750 shares of common stock, (ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period. During the six months ended June 30, 2006 and 2005, employees purchased 164 and 193 shares, respectively, under the 1999 Purchase Plan. As of June 30, 2006, there were 966 shares available for purchase under the 1999 Purchase Plan.
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
     The fair value for options and share awards granted under the Company’s stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average risk-free interest rate	4.90%	3.91%	4.48%	3.98%
Expected term, in years	4.1-7.2	4.5-8	4.1-7.2	4.5.-8
Weighted average expected volatility	61%	99%	63%	102%
Dividend yield	—	—	—	—
     The fair value of the shares granted under the Company’s employee stock purchase plan was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months ended
	June 30,
	2006	2005
Weighted average risk-free interest rate	4.53%	2.36%
Expected lives (in years)	0.5-1	0.5-1
Weighted average expected volatility	47.0%	54.3%
Dividend yield	—	—
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
     Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company had elected to apply the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” In accordance with the provisions of SFAS No. 123, the Company applied APB No. 25 and related interpretations in accounting for its stock option and employee stock purchase plans. Stock-based compensation expense of $28, net of tax, was recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months period ended June 30, 2005 due to the accelerated vesting of certain options. All options granted for the three and six months ended June 30, 2005 had an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	Three Months	Six Months ended
	ended June 30, 2005	June 30, 2005
Net income, as reported	$7,760	$14,170
Add: Stock-based employee compensation expense included in reported net income, net of tax	28	28
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax effect of $1,669 and $2,706, respectively	(2,610)	(4,233)

Pro forma net income, fair value method for all stock-based awards	$5,178	$9,965

Basic net income per share:
As reported	$0.12	$0.22
Pro forma	$0.08	$0.16
Diluted net income per share:
As reported	$0.11	$0.20
Pro forma	$0.07	$0.14
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
     The impact on results of continuing operations of recording stock-based compensation expense was as follows:

	Three Months	Six Months ended
	ended June 30, 2006	June 30, 2006
Cost of revenue	$143	$286
Client support	2,452	4,759
Product development	385	959
Sales and marketing	381	751
General and administrative	1,515	2,870

Total stock-based compensation expense	4,876	9,625
Total income tax benefit recognized for stock-based compensation expense	1,902	3,754

Total stock-based compensation expense, net of tax	$2,974	$5,871

Impact on net income per share:
Basic	$0.04	$0.08
Diluted	$0.03	$0.07
     As of June 30, 2006, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $32,047, which is expected to be recognized over a weighted-average period of 2.1 years.
     Award Activity

     Option activity under the Plans was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual Term	Intrinsic
	Outstanding	Price	(Years)	Value
Balance, December 31, 2005	13,169	$7.17
Granted	1,519	24.79
Exercised	(1,396)	4.85
Forfeited and expired	(359)	12.19

Balance, June 30, 2006	12,933	9.35	6.13	$207,410

Exercisable at June 30, 2006	6,957	5.31	4.98	$139,527

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 were $16,044 and $11,148, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $29,473 and $15,227, respectively. The weighted average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 were $13.37 and $9.31, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $13.22 and $9.46, respectively.
     Cash received from option exercises was $6,771 for the six months ended June 30, 2006. The actual tax benefit realized from option exercises totaled $11,233 for the six months ended June 30, 2006.
     Nonvested share activity under the Plans was as follows:

Nonvested Shares
Outstanding
Nonvested at December 31, 2005	—
Granted	115
Vested	(7)
Forfeited and expired	—

Nonvested at June 30, 2006	108

     The weighted average grant date fair value of nonvested shares outstanding as of June 30, 2006 was $25.24. The total fair value of share awards vested during the three and six months ended June 30, 2006 was $32 and $169, respectively.
6. Shareholders’ Equity
     On March 15, 2006, the Company completed an equity offering of 7,500 shares of common stock at a purchase price of $24.00 per share. The total net proceeds from the equity offering were $172,300 after deduction of applicable issuance costs. In connection with the offering, the Company granted the underwriters an over-allotment option to purchase an additional 1,125 shares, which was exercised in full and closed on April 13, 2006. The total net proceeds from the offering, including net proceeds of $25,900 from the underwriters’ over-allotment shares, were approximately $198,200, after deducting applicable issuance costs. Changes in our shareholders’ equity during the six months ended June 30, 2006 were as follows:

7. Net Income Per Share
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (numerator for basic)	$12,337	$7,760	$19,952	$14,170
Add: Interest expense on convertible notes, net of tax	354	355	707	714

Adjusted net income (numerator for diluted)	$12,691	$8,115	$20,659	$14,884

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	76,266	63,438	72,316	63,020
Less: weighted average shares issued and unvested	(109)	—	(109)	—

Shares used in computation of basic net income per share	76,157	63,438	72,207	63,020
Add: Dilutive effect of employee stock options and stock awards	5,128	6,076	5,337	5,712
Add: Dilutive effect of convertible debt	6,163	6,163	6,163	6,163

Shares used in computation of diluted net income per share	87,448	75,677	83,667	74,895

Basic net income per share	$0.16	$0.12	$0.28	$0.22
Diluted net income per share	$0.15	$0.11	$0.25	$0.20
     Using the “treasury stock method,” during the three months ended June 30, 2006 and 2005, 1,695 and 365, respectively, and during the six months ended June 30, 2006 and 2006, 1,279 and 819, respectively, weighted average common stock equivalent shares related to stock options were excluded from the calculation of diluted net income per share, as their effect is anti-dilutive.

	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
	Three Months ended June 30, 2006
Revenue	$64,064	(1)	$29,683	$11,882	$—		$105,629
Costs and expenses:
Cost of revenue	1,254	(1)	7,625	6,044	335	(2)	15,258
Client support	43,793		—	939	2,452		47,184
Product development	—		3,031	—	577		3,608
Sales and marketing	1,397		3,837	1,716	381		7,331
General and administrative	3,489		2,562	536	4,397		10,984
Amortization of intangible assets	—		—	—	2,149		2,149
Client reimbursed expenses	1,242		—	—	—		1,242

Total costs and expenses	51,175		17,055	9,235	10,291		87,756

Income (loss) from operations	$12,889		$12,628	$2,647	$(10,291)		$17,873

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	Three Months ended June 30, 2005
Revenue	$48,252	$22,482	$6,455	$—		$77,189
Costs and expenses:
Cost of revenue	—	5,378	3,676	192	(2)	9,246
Client support	34,836	—	1,023	—		35,859
Product development	—	2,166	—	—		2,166
Sales and marketing	1,082	2,618	194	—		3,894
General and administrative	4,223	2,295	409	3,061		9,988
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	959	—	—	—		959

Total costs and expenses	41,100	12,457	5,302	5,056		63,915

Income (loss) from operations	$7,152	$10,025	$1,153	$(5,056)		$13,274

	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
	Six Months ended June 30, 2006
Revenue	$119,276	(1)	$57,352	$21,186	$—		$197,814
Costs and expenses:
Cost of revenue	1,981	(1)	14,662	11,323	670	(2)	28,636
Client support	86,612		—	1,681	4,759		93,052
Product development	—		5,955	—	1,333		7,288
Sales and marketing	2,986		7,552	2,682	751		13,971
General and administrative	4,993		5,000	948	8,605		19,546
Amortization of intangible assets	—		—	—	4,185		4,185
Client reimbursed expenses	2,110		—	—	—		2,110

Total costs and expenses	98,682		33,169	16,634	20,303		168,788

Income (loss) from operations	$20,594		$24,183	$4,552	$(20,303)		$29,026

	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	Six Months ended June 30, 2005
Revenue	$87,339	$43,123	$11,724	$—		$142,186
Costs and expenses:
Cost of revenue	—	9,994	6,888	384	(2)	17,266
Client support	64,563	—	1,739	—		66,302
Product development	—	4,133	—	—		4,133
Sales and marketing	2,175	4,605	407	—		7,187
General and administrative	7,361	4,090	649	5,602		17,702
Amortization of intangible assets	—	—	—	3,606		3,606
Client reimbursed expenses	1,637	—	—	—		1,637

Total costs and expenses	75,736	22,822	9,683	9,592		117,833

Income (loss) from operations	$11,603	$20,301	$2,041	$(9,592)		$24,353

1)	DNA, acquired in December 2005, generates revenue that is recognized under the gross method of accounting. Accordingly, both revenue and cost of revenue include the cost of media purchased for DNA clients.

(2)	For both the three and six months ended June 30, 2006 and 2005, cost of revenue classified as unallocated corporate expenses included $192 and $384, respectively, related to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.

(3)	Unallocated corporate expenses include stock-based compensation expense. This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment. For the three and six months ended June 30, 2006, stock-based compensation expense was as follows:

	Three Months	Six Months ended
	ended June 30, 2006	June 30, 2006
Cost of revenue	$143	$286
Client support	2,452	4,759
Product development	385	959
Sales and marketing	381	751
General and administrative	1,515	2,870

Total stock-based compensation expense	$4,876	$9,625

(4)	For the six months ended June 30, 2006, general and administrative expense for the digital marketing services line of business included the $1,900 reversal of a contingent business tax liability. See Footnote 2 for additional information about this change in contingent tax liability.
     The Company recorded $20,722 and $38,312 of revenue to international customers during the three and six months ended June 30, 2006 compared to $15,318 and $23,272 during the three and six months ended June 30, 2005, respectively.
     Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker.
9. Legal Proceedings
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

10. Subsequent Events
     In July 2006, the Company acquired 100% of the outstanding shares of Amnesia, an interactive advertising agency located in Sydney, Australia. The Company purchased Amnesia to provide Avenue A | Razorfish with a presence within the Asia Pacific market. In connection with the acquisition, the Company paid approximately $3,760 and will pay an additional $750 in July 2007 in cash in exchange for 100% of the stock of Amnesia. The purchase agreement also includes a future contingent payment which will be paid in 2009 based upon the earnings of Amnesia through July 2009. In the event that Amnesia achieves earnings results consistent with management’s current forecasts, the Company estimates that the future payment will range from $11,100 to $22,800 with a maximum amount specified in the agreement. However, this payment will be calculated based on actual earnings and will only be recorded when determined due to the uncertainty of achieving these results. The Amnesia service offering will be included in the digital marketing services segment.
     In August 2006, the Company acquired 100% of the outstanding shares of Neue Digitale, a creative digital marketing agency located in Frankfurt, Germany. The Company purchased Neue Digital to increase the presence of Avenue A | Razorfish in Europe. The Company paid approximately $1,282 upon completion of the acquisition and will pay an additional amount of approximately $4,360 over the three years subsequent to the acquisition date. The purchase agreement also includes a future contingent payment which will be based on the earnings of Neue Digitale through August 2009. In the event that Neue Digitale achieves earnings results consistent with managements current forecasts, the Company estimates that the future contingent payment will range from $2,400 to $7,500. However, this payment will be calculated based on actual earnings and will only be recorded when determined due to the uncertainty of achieving these results. The Neue Digitale service offering will be included in the digital marketing services segment.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” “may,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Our actual results could differ materially and adversely from those discussed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” included in our Annual Report on Form 10-K, for the year ended December 31, 2005 as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
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
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction to aQuantive’s lines of business. In this section we discuss our results of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity, Capital Resources and Commitments”.

Overview
     We are a digital marketing services and technology company that helps marketers acquire, retain and grow customers across digital media. We are organized into three lines of business: digital marketing services, digital marketing technologies and digital performance media.
  Acquisitions and Comparability of Operations
     Our results of operations for the three and six months ended June 30, 2006 include the results of Franchise Gator, an extension of the performance media business, focused on the franchise industry acquired in May 2006 and DNA, an interactive advertising agency acquired in December 2005. Franchise Gator’s and DNA’s operating results for the three and six months ended June 30, 2006 should be factored into any comparison of our 2006 results of operations to 2005 results.
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
  Digital Performance Media (DPM)
     The DPM segment consists of DRIVEpm, U.K.-based MediaBrokers and Franchise Gator. Both DRIVEpm and MediaBrokers are performance media and behavioral targeting businesses. DRIVEpm and MediaBrokers serve as intermediaries between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. Recently-acquired Franchise Gator is an extension of our performance media business segment, focused on the franchise industry, which addresses clients’ needs for online leads. Franchise Gator presents prospective franchisees with profiles of franchise opportunities and businesses from a variety of industry sectors, and in turn, provides franchisors with a cost-effective mode of franchise marketing.
Recent Developments
  Public Offering of Common Stock
     In March 2006, we completed a follow-on offering of our common stock which raised $172.3 million that will be used for working capital, general corporate purposes and may also be used to acquire or invest in businesses, products or technologies. In April 2006 we raised an additional $25.9 million as a result of the exercise in full of the over-allotment option granted to the underwriters of our follow on public offering.
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

     There have been no changes to our critical accounting policies during the six months ended June 30, 2006 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS 123(R), discussed as follows:
  Accounting for Stock-Based Compensation
     We have adopted the provisions of SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” in accounting for our stock option and employee stock purchase plans. Prior to the adoption of SFAS No. 123(R), we recognized an immaterial amount of stock-based compensation cost, in the Statement of Operations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We have adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated and we have not recorded a cumulative effect of change in accounting principle.
     The fair value of each option grant, nonvested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of the Company’s stock and implied volatility from traded options on our stock. Prior to the adoption of SFAS No. 123 (R), volatility was calculated based only on historical volatility of our stock. The expected term was derived from the analysis of various hypothetical settlement scenarios and represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate was the zero-coupon rate corresponding to the expected term of the option, and dividends were assumed to be zero.
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
     As of June 30, 2006, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $32.0 million which is expected to be recognized over a weighted-average period of 2.1 years.
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
Results of Operations
     The following table presents statements of operations data for each of our lines of business for the three and six months ended June 30, 2006 and 2005. Our discussion of revenue and cost of revenue for our digital marketing services segment during the six months ended June 30, 2006 also provides revenue and cost of revenue as if cost of media purchases for DNA were excluded (net revenue). Net revenue and cost of revenue, net of media purchases are non-GAAP financial measures. We believe this net revenue and cost of revenue presentation facilitates a better comparison of the results of our digital marketing services line of business due to the different

methods under which Avenue A | Razorfish and DNA record online media revenue. The results of any period are not necessarily indicative of results for any future period.

			Three Months ended June 30, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
	(amounts in thousands)
Revenue	$64,064	(1)	$29,683	$11,882	$—		$105,629
Costs and expenses:
Cost of revenue	1,254	(1)	7,625	6,044	335	(2)	15,258
Client support	43,793		—	939	2,452		47,184
Product development	—		3,031	—	577		3,608
Sales and marketing	1,397		3,837	1,716	381		7,331
General and administrative	3,489		2,562	536	4,397		10,984
Amortization of intangible assets	—		—	—	2,149		2,149
Client reimbursed expenses	1,242		—	—	—		1,242

Total costs and expenses	51,175		17,055	9,235	10,291		87,756

Income (loss) from operations	$12,889		$12,628	$2,647	$(10,291)		$17,873

Interest and other income, net							3,746
Interest expense							582
Provision for income taxes							8,700

Net income							$12,337

		Three Months ended June 30, 2005
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	(amounts in thousands)
Revenue	$48,252	$22,482	$6,455	$—		$77,189
Costs and expenses:
Cost of revenue	—	5,378	3,676	192	(2)	9,246
Client support	34,836	—	1,023	—		35,859
Product development	—	2,166	—	—		2,166
Sales and marketing	1,082	2,618	194	—		3,894
General and administrative	4,223	2,295	409	3,061		9,988
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	959	—	—	—		959

Total costs and expenses	41,100	12,457	5,302	5,056		63,915

Income (loss) from operations	$7,152	$10,025	$1,153	$(5,056)		$13,274

Interest and other income, net						257
Interest expense						583
Provision for income taxes						5,188

Net income						$7,760

			Six months ended June 30, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
	(amounts in thousands)
Revenue	$119,276	(1)	$57,352	$21,186	$—		$197,814
Costs and expenses:
Cost of revenue	1,981	(1)	14,662	11,323	670	(2)	28,636
Client support	86,612		—	1,681	4,759		93,052
Product development	—		5,955	—	1,333		7,288
Sales and marketing	2,986		7,552	2,682	751		13,971
General and administrative	4,993		5,000	948	8,605		19,546
Amortization of intangible assets	—		—	—	4,185		4,185
Client reimbursed expenses	2,110		—	—	—		2,110

		Six months ended June 30, 2006
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses (3)	Total
	(amounts in thousands)
Total costs and expenses	98,682	33,169	16,634	20,303	168,788

Income (loss) from operations	$20,594	$24,183	$4,552	$(20,303)	$29,026

Interest and other income, net					5,445
Interest expense					1,164
Provision for income taxes					13,355

Net income					$19,952

		Six months ended June 30, 2005
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	(amounts in thousands)
Revenue	$87,339	$43,123	$11,724	$—		$142,186
Costs and expenses:
Cost of revenue	—	9,994	6,888	384	(2)	17,266
Client support	64,563	—	1,739	—		66,302
Product development	—	4,133	—	—		4,133
Sales and marketing	2,175	4,605	407	—		7,187
General and administrative	7,361	4,090	649	5,602		17,702
Amortization of intangible assets	—	—	—	3,606		3,606
Client reimbursed expenses	1,637	—	—	—		1,637

Total costs and expenses	75,736	22,822	9,683	9,592		117,833

Income (loss) from operations	$11,603	$20,301	$2,041	$(9,592)		$24,353

Interest and other income, net						527
Interest expense						1,173
Provision for income taxes						9,537

Net income						$14,170

1)	DNA, acquired in December 2005, generates revenue that is recognized under the gross method of accounting and includes the cost of media purchased for DNA clients.

(2)	For the three and six months ended June 30, 2006 and 2005, cost of revenue classified as unallocated corporate expenses included $192 and $384, respectively, related to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.

(3)	Unallocated corporate expenses include stock-based compensation expense. This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by our chief operating decision maker in evaluating results by segment. For the three and six months ended June 30, 2006, stock-based compensation expense was as follows:

	Three Months ended	Six Months ended
	June 30, 2006	June 30, 2006
Cost of revenue	$143	$286
Client support	2,452	4,759
Product development	385	959
Sales and marketing	381	751
General and administrative	1,515	2,870

Total stock-based compensation expense	$4,876	$9,625

(4)	For the six months ended June 30, 2006, general and administrative expense for the digital marketing services line of business includes a $1,900 reversal of contingent business tax liability. See Footnote 2 in the Notes to Condensed Consolidated Financial Statements for additional information about this change in contingent tax liability.
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
     The following table provides a reconciliation of revenue as reported during the three and six months ended June 30, 2006 and 2005 to net revenue, which excludes the cost of media purchased for our digital marketing services clients (in thousands):

	Total		Digital Marketing Services
	Three Months ended June 30,		Three Months ended June 30,
	2006	2005	2006	2005
Revenue, as reported	$105,629	$77,189	$64,064	$48,252
Less cost of media purchases	(1,254)	—	(1,254)	—

Revenue, net of digital marketing services media purchases	$104,375	$77,189	$62,810	$48,252

	Total		Digital Marketing Services
	Six Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Revenue, as reported	$197,814	$142,186	$119,276	$87,339
Less cost of media purchases	(1,981)	—	(1,981)	—

Revenue, net of digital marketing services media purchases	$195,833	$142,186	$117,295	$87,339

     Revenue, net of digital marketing services media purchases, was $104.4 million and $195.8 million during the three and six months ended June 30, 2006, respectively, and $77.2 million and $142.2 million during the three and six months ended June 30, 2005, respectively. This increase in revenue is primarily due to the growth in demand for digital marketing services and technologies, new client wins and increased spending from existing clients.
     Revenue from digital marketing services, net of media purchases, increased to $62.8 million and $117.3 million during the three and six months ended June 30, 2006, from $48.3 million and $87.3 million for the three and six months ended June 30, 2005. The increase in revenue, net of media purchases, is primarily attributable to the web development business as it experienced an increase in its client base and in clients’ advertising budgets leading to larger web development projects. DNA, which was acquired in December 2005 contributed $4.5 million and $8.1 million of revenue, net of media purchases, during the three and six months ended June 30, 2006. Additionally, revenue increased due to increased online media spending by our existing clients as a result of increased volumes of media utilized in advertising campaigns.
     Revenue from digital marketing technologies increased to $29.7 million and $57.4 million for the three and six months ended June 30, 2006 from $22.5 million and $43.1 million for the three and six months ended June 30, 2005. The increase in revenue is primarily the result of increased use of the Atlas Digital Marketing Suite and increased volumes of advertisements displayed over the Internet by existing customers, combined with a consistent increase in client base of both agencies and direct advertisers around the world. Atlas Rich Media has also contributed to revenue growth due to an increase in demand for rich media advertisements and customer response to the integration of Atlas Rich Media in the Atlas Digital Marketing Suite. Additionally, increased penetration of the Atlas business in the U.K. market has contributed to revenue growth.
     Revenue from digital performance media was $11.9 million and $21.2 million during the three and six months ended June 30, 2006 and $6.5 million and $11.7 million during the three and six months ended June 30, 2005, respectively. MediaBrokers and DRIVEpm report revenue under the gross method of accounting. The increase in revenue was primarily due to our increased client base and an increase in spending from existing clients at both MediaBrokers and DRIVEpm. Additionally, Franchise Gator,which was acquired in May 2006, contributed to the increase in revenue.
  Cost of Revenue
     Avenue A | Razorfish recognizes revenue under the net method and therefore cost of revenue excludes the cost of media purchased for our Avenue A | Razorfish clients. However, DNA recognizes revenue under the gross method and therefore cost of revenue includes the cost of media purchased for DNA’s clients. During the three and six months ended June 30, 2006, cost of revenue associated with the digital marketing services line of business relates entirely to DNA.
     The following table provides a reconciliation of cost of revenue as reported during the three and six months ended June 30, 2006 and 2005 to cost of revenue that excludes the cost of media purchased for our digital marketing services clients (in thousands):

	Total		Digital Marketing Services
	Three Months ended June 30,		Three Months ended June 30,
	2006	2005	2006	2005
Cost of revenue, as reported	$15,258	$9,246	$1,254	$—

Less cost of media purchases	(1,254)	—	(1,254)	—

Cost of revenue, net of digital marketing services media purchases	$14,004	$9,246	$—	$—

	Total		Digital Marketing Services
	Six months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost of revenue, as reported	$28,636	$17,266	$1,981	$—
Less cost of media purchases	(1,981)	—	(1,981)	—

Cost of revenue, net of digital marketing services media purchases	$26,655	$17,266	$—	$—

     Cost of revenue, net of digital marketing services media purchases, was $14.0 million and $26.7 million during the three and six months ended June 30, 2006 and $9.2 million and $17.3 million during the three and six months ended June 30, 2005, respectively. Cost of revenue increased primarily due to the overall growth of our digital marketing technologies and digital performance media lines of business.
     Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our technology used to display advertisements over the Internet. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $7.6 million and $14.7 million for the three and six months ended June 30, 2006 from $5.4 million and $10.0 million for the three and six months ended June 30, 2005. Cost of revenue has increased primarily due to an increase of depreciation expense related to capital investments in our technology infrastructure due to the build out of new data centers. To support both the growing technology infrastructure demands and client service needs associated with additional product offerings, client support and technology personnel were added resulting in an increase of salary related expenses. As of June 30, 2006, there were 91 client support personnel associated with digital marketing technologies, compared to 72 as of June 30, 2005 and there were 40 production support personnel as of June 30, 2006 compared to 35 as of June 30, 2005. Additionally, the increase in cost of revenue was due to increased bandwidth costs related to increased volume of advertisements delivered over the Internet.
     Cost of revenue associated with our digital performance media line of business was $6.0 million and $11.3 million for the three and six months ended June 30, 2006 and $3.7 million and $6.9 million for the three and six months ended June 30, 2005, respectively, and relates to the cost of the advertising space purchased from websites to resell to our clients. The increase in cost of revenue is primarily due to increased volumes of advertising space sold as a result of an increased client base and increased spending levels from our existing clients.
     Client Support
     Client support expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for client support personnel for our interactive advertising agency, Avenue A | Razorfish. Client support also includes expenses for contractors retained for their specialized skill sets to work on client projects. Client support expenses associated with digital marketing services increased to $43.8 million and $86.6 million for the three and six months ended June 30, 2006 from $34.8 million and $64.6 million for the three and six months ended June 30, 2006, respectively. The increase in client support expenses was primarily due to an increase in client support personnel to support increased web development project activity in the digital marketing services business. DNA, which was acquired in December 2005, contributed $3.3 million and $5.8 million of client support expenses during the three and six months ended June 30, 2006. Additionally, facilities expenses contributed to the increased client support expenses due to new Avenue A | Razorfish office locations and an increase in office space at existing locations over the past several quarters. As of June 30, 2006 there were 1,140 support personnel in our digital marketing services line of business, including 72 at DNA, compared to 855 as of June 30, 2005.
     Client support expenses associated with our digital performance media line of business consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. Client support expenses associated with digital performance media were $0.9 million and $1.7 million during the three and six months ended June 30, 2006 and $1.0 million and $1.7 million during the three and six months ended June 30, 2005. Client support expenses have remained consistent due to lower sales commissions earned by DRIVEpm client support personnel offset by increased salaries and related expenses contributed by Franchise Gator which was acquired in May 2006. Over the past several quarters, DRIVEpm has shifted its sales efforts from internal clients to external clients and has established a dedicated sales team. This shift in sales efforts resulted in decreased commission expenses earned by DRIVEpm client support personnel. As of June 30, 2006 there were 30 client support personnel in our digital performance media line of business, including 6 at Franchise Gator compared to 26 as of June 30, 2005. We expect client support expenses to increase throughout the remainder of 2006 as we are actively recruiting additional client support personnel.
     Unallocated client support expenses for the three and six months ended June 30, 2006 include stock-based compensation expense of $2.5 million and $4.8 million, respectively, as a result of the adoption of SFAS 123(R). This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by the our chief operating decision maker in evaluating results by segment.
     Product Development
     Product development expenses consist primarily of salaries and related expenses for product development personnel associated with our digital marketing technologies line of business. In addition, product development expenses include the costs of software development for new technologies and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $3.0 million and $6.0 million for the three and six months ended June 30, 2006 compared to $2.2 million and $4.1 million for the three and six months ended June 30, 2005. The increase in expense was primarily due to an increase in product development personnel necessary to support the continued development of Atlas Publisher and Atlas Search, enhance our existing Atlas Digital Marketing Suite and invest in new technologies. As of June 30, 2006 there were 97 product development personnel in our digital marketing technologies line of business compared to 78 as of June 30, 2005.
     Unallocated product development expenses for the three and six months ended June 30, 2006 also includes stock-based compensation expense of $0.4 million and $1.0 million, respectively as a result of the adoption of SFAS 123(R). This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by the our chief operating decision maker in evaluating results by segment.
     Sales and Marketing
     Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and commissions and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive agency, Avenue A | Razorfish. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows, the costs of advertising our services in trade publications and the cost of client and publisher summits. Sales and marketing expenses associated with digital marketing services increased to $1.4 million and $3.0 million for the three and six months ended June 30, 2006, respectively, from $1.1 million and $2.2 million for the three and six months ended June 30, 2005. The increase in sales and marketing expenses consist primarily of sales and marketing expenses contributed by DNA which was acquired in December 2005, and an increase in commissions expenses for Avenue A | Razorfish sales and marketing personnel. As of June 30, 2006, there were 20 sales and marketing personnel in our digital marketing services line of business, including 3 at DNA, compared to 18 as of June 30, 2005.
     Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and commissions and related expenses for our sales force. In addition, these expenses include salaries of sales and marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $3.8 million and $7.6 million during the three and six months ended June 30, 2006, from $2.6 million and $4.6 million for the three and six months ended June 30, 2005. This increase was primarily due to the addition of sales personnel to support increased sales and marketing efforts primarily related to Atlas Rich Media and Atlas Search. As of June 30, 2006 there were 53 sales and marketing personnel in our digital marketing technologies line of business compared to 43 as of June 30, 2005.
     Sales and marketing expenses associated with our digital performance media line of business consist primarily of salaries and commissions and related expenses for our DRIVEpm and MediaBrokers sales forces. Over the past year, the digital performance media line of business, particularly DRIVEpm, increased the number of sales personnel significantly. Sales and marketing expense associated with our digital performance media line of business was $1.7 million and $2.7 million for the three and six months ended

June 30, 2006 from $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively. Additionally, Franchise Gator, which was acquired in May 2006, contributed $0.5 million of sales and marketing support for the three and six months ended June 30, 2006, respectively. As of June 30, 2006 there were 26 sales and marketing personnel in our digital performance media line of business, including 7 at Franchise Gator, compared to 8 as of June 30, 2005.
     Unallocated sales and marketing expenses for the three and six months ended June 30, 2006 include stock-based compensation expense of $0.4 million and $0.8 million, respectively, as a result of the adoption of SFAS 123(R). This expense is not allocated to our segments as it is centrally managed at the corporate level and not reviewed by the our chief operating decision maker in evaluating results by segment.
     General and Administrative
     General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, insurance and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist primarily of a direct allocation of these corporate costs based on several allocation methods including headcount and the percentage of revenue generated by the respective entity. General and administrative expenses increased to $11.0 million and $19.5 million for the three and six months ended June 30, 2006 from $10.0 million and $17.7 million for the three and six months ended June 30, 2005. The increase in general and administrative expenses was primarily due to stock-based compensation expense of $1.5 million and $2.9 million for the three and six months ended June 30, 2006, respectively, as a result of the adoption of SFAS 123(R). In addition, corporate headcount increased to support the growth of our operating units along with costs associated with continued development and support of our corporate financial systems. As of June 30, 2006, there were 155 general and administrative personnel compared to 119 as of June 30, 2005. The increase in general and administrative expenses for the three months ended June 30, 2006 from the three months ended June 30, 2005 was partially offset by an accrual of $0.8 million made during the three months ended June 30 2005 for a change in business tax estimate. The increase in general and administrative costs for the six months ended June 30, 2006 from the six months ended June 30, 2005 was partially offset by an accrual of $0.8 million made during the three months ended June 30, 2005 for a change in business tax estimate and by the reversal of a business tax accrual of $1.9 million during the three months ended March 31, 2006. The reversal of the accrual was due to the settlement of the audit with the City of Seattle during the three months ended March 31, 2006. These tax estimates were recorded in the digital marketing services line of business.
     Amortization of Intangible Assets
     Amortization of intangible assets relates primarily to customer relationships purchased through various acquisitions. Amortization of intangible assets was $2.1 million and $4.2 million during the three and six months ended June 30, 2006 compared to $1.8 million and $3.6 million during the three and six months ended June 30, 2005. The increase in expense is due to the amortization of intangible assets related to DNA which was acquired in December 2005 and Franchise Gator which was acquired in May 2006. In addition, amortization of intangible assets associated with purchased technology is recorded as a cost of revenue and was $0.2 million and $0.4 million during the three and six months ended June 30, 2006, respectively and $0.2 million and $0.4 million ended June 30, 2005, respectively.
     Client Reimbursed Expenses
     Client reimbursed expenses include all reimbursable project expenses that are billable to our clients. These reimbursable project expenses are also recorded as a component of revenue. We recorded $1.2 million and $2.1 million of client reimbursed expenses for the three and six months ended June 30, 2006, respectively, compared to $1.0 million and $1.6 million for the three and six months ended June 30, 2005. The increase in client reimbursed expenses is primarily due to increased project expenses incurred to support new clients and increased spending by existing clients in the creative and web development business.
     Interest and Other Income, Net
     Net interest and other income consists primarily of earnings on our cash, cash equivalents, short-term investments and foreign currency transaction exchange gains and losses. Net interest and other income was $3.7 million and $5.4 million for the three and six months ended June 30, 2006 compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2005. The increase in net interest and other income was a result of interest income earned from the investment of proceeds from the equity offering which was completed in March 2006 and the proceeds from the exercise of the over-allotment option in April 2006 and higher interest rates that we have received on invested cash balances. Foreign currency transaction exchange gains and losses were immaterial for the three and six months ended June 30, 2006 and 2005.
     Interest Expense
     Interest expense was $0.6 million and $1.2 million during the three and six months ended June 30, 2006 and $0.6 and $1.2 million during the three and six months ended June 30, 2005. Interest expense relates to the outstanding convertible debt bearing an annual interest rate of 2.25 percent.
     Provision for Income Taxes
     The provision for income taxes was $8.7 million and $13.4 million during the three and six months ended June 30, 2006 and $5.2 million and $9.5 million during the three and six months ended June 30, 2005. During the three and six months ended June 30, 2006 we recorded a provision for income taxes based on an effective tax rate of 41% and 40%, respectively. During the three and six months ended June 30, 2005 we recorded an effective tax rate of 40%. Our effective tax rate for the three months ended June 30, 2006 increased compared to our effective tax rate of 38% for the three months ended March 31, 2006. The increase in the effective tax rate is due to a change in our projected expenditures that are not deductible for tax purposes for the year ending December 31, 2006.
     Income from Operations
     During the three and six months ended June 30, 2006, the digital marketing services line of business generated $12.9 million and $20.6 million of income from operations, or 20% and 17% of digital marketing services revenue, compared to $7.2 million and $11.6 million, or 15% and 13% of digital marketing services revenue, during the three and six months ended June 30, 2005. The digital marketing services line of business experienced an increase in income from operations as a percentage of digital marketing services revenue during the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to client support expenses increasing at a slower rate than revenue was generated in addition to an accrual of $0.8 million made during the three months ended June 30, 2005 for a change in business tax estimate. The digital marketing services line of business experienced an increase in income from operations as a percentage of digital marketing services revenue during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily due to client support expenses increasing at a slower rate than revenue was generated, the reversal of a $1.9 million business tax accrual during the three months ended March 31, 2006 and an accrual of $0.8 million made during the three months ended June 30, 2005 for a change in business tax estimate.
     The digital marketing technologies line of business generated $12.6 million and $24.2 million of income from operations, or 42% and 43% of digital marketing technologies revenue, during the three and six months ended June 30, 2006 compared to $10.0 million and $20.3 million, or 45% and 47% of digital marketing technologies revenue, during the three and six months ended June 30, 2005, respectively. The decrease in operating margins was primarily due to increased sales and marketing personnel needed to support the increase in sales and marketing initiatives. Additionally, increased cost of revenue, primarily due to additional client support personnel, contributed to the decrease in operating margins.
     The digital performance media line of business generated $2.6 million and $4.6 million of income from operations, or 22% and 22% of digital performance media revenue during the three and six months ended June 30, 2006 compared to income from operations of $1.2 million and $2.0 million, or 18% and 17% of revenue during the three and six months ended June 30, 2005. The increase in income from operations as a percentage of digital performance media revenue is primarily due to improved performance of our advertising campaigns. Campaign performance has improved as the result of a reduction in the cost of media purchased as a percentage of revenue generated by advertising campaigns during the three and six months ended June 30, 2006. While an increase in client base and spending from existing clients in our digital performance media line of business contributed to growth in revenue, client support expenses remained consistent. In order to support the continued growth of this business, we expect to hire additional client support and sales and marketing personnel during the remainder of 2006.
Liquidity, Capital Resources and Commitments
     Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999 and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. In July 2004, we issued $74.7 million in convertible debt to the sellers of SBI.Razorfish in connection with the acquisition in July 2004. This was subsequently paid off with the proceeds from the issuance in August and September 2004 of $80.0 million in convertible senior subordinated notes due in 2024. In March 2006, we completed a follow-on offering of our common stock which raised net proceeds of $172.3 million In April 2006, we raised an additional $25.9 million as a result of the exercise in full of the over-allotment option granted to the underwriters of our follow-on public offering. Net proceeds from the equity offering will be used for working capital, general corporate purposes and may also be used to acquire or invest in businesses, products or technologies.
     As of June 30, 2006, we had cash and cash equivalents of $275 million, short-term investments of $33 million, and $80 million of convertible debt on our condensed consolidated balance sheet.
     Net Cash from Operating Activities
     Net cash provided by operating activities was $35.9 million and $15.2 million during the six months ended June 30, 2006 and 2005, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in working capital components, which are influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.
     Significant changes in working capital components consist primarily of accounts receivable and pre-billed media. Our accounts receivable balance was $183.1 million on June 30, 2006 compared to $160.4 million on December 31, 2005 and $134.5 million on June 30, 2005 compared to $106.7 million on December 31, 2004. The increase in accounts receivable is primarily due to the growth of the business, the timing of cash collections from clients, the acquisition of DNA in December 2005 and an increase in pre-billed media during the six months ended June 30, 2006. Our pre-billed media was $36.2 million on June 30, 2006 compared to $18.3 million on December 31, 2005. The increase in pre-billed media is primarily due to increased interactive campaign activity for certain clients that are billed in advance for advertising space they plan to use for advertising campaigns during the remainder of 2006.
     Net Cash from Investing Activities
     Our investing activities include the purchase and sale of short-term investments, purchases of property and equipment, and the funding of acquisitions. Net cash used in investing activities was $56.4 million and $12.5 million for the six months ended June 30, 2006 and 2005, respectively.
     In accordance with our investment policy, we purchase primarily investment-grade marketable securities. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. During the six months ended June 30, 2006, we had net proceeds of marketable securities of $2.5 million due to the timing of maturities of our investments. During the six months ended June 30, 2005 we had net purchases of marketable securities of $0.6 million.
     Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, the development of our proprietary technology and leasehold improvements for our facilities. During the six months ended June 30, 2006 and 2005, capital expenditures were $11.0 million and $10.3 million, respectively.
     The following table summarizes cash used to fund various acquisitions during the six months ended June 30, 2006 and 2005. Amounts represent cash consideration paid, including transaction costs, post closing requirements and contingency payments earned, net of cash acquired.

	Six months ended June 30,
	2006	2005
	(In thousands)
iFRONTIER	$26,460	$176
Franchise Gator	19,583	—
TechnologyBrokers/Media Brokers	—	758
NetConversions	582	188
GO TOAST	1,333	500
SBI.Razorfish	—	(49)

Total cash payments	$47,958	$1,573

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

	Six months ending		Year ending December 31,
(in thousands)	December 31,
	2006		2007		2008		2009

	Low	High	Low	High	Low	High	Low	High

TechnologyBrokers/Media Brokers(1)	$39,000	$45,000	$—	$—	$—	$—	$—	$—
DNA(2)	9,400	9,400	—	—	—	—	26,000	43,000

Total	$48,400	$54,400	$—	$—	$—	$—	$26,000	$43,000

(1)	The TechnologyBrokers and MediaBrokers future contingent payment will be determined based on certain earnings thresholds through July 31, 2006. There is no maximum payment specified in the agreement.

(2)	The DNA payment due in 2006 includes an amount based on DNA’s earnings through March 31, 2006 of approximately $7,603 and a guaranteed payment of $1,816. Both amounts are accrued on the consolidated balance sheet as of June 30, 2006. The future contingent payment due in 2009 will be determined based on actual earnings results of DNA through December 5, 2008. There is no maximum payment specified in the agreement.
     Net Cash from Financing Activities
     Our financing activities primarily relate to the proceeds from issuance of common stock through public stock offerings and our stock option and employee stock purchase plans.
     On March 15, 2006, we completed a follow-on offering of 7.5 million shares of common stock at a purchase price of $24.00 per share. The total net proceeds from the offering were $172.3 million after deducting applicable issuance costs. The follow-on offering of common stock also included an underwriter’s over-allotment option to sell an additional 1.125 million shares. The exercise of the underwriter’s over-allotment option of 1.125 million shares was completed on April 13, 2006. The total net proceeds from the offering, including net proceeds of $25.9 million from the underwriters’ over-allotment shares, were approximately $198.2 million, after deducting applicable issuance costs and expenses. As of June 30, 2006, $0.1 million of applicable issuance costs were accrued on the condensed consolidated balance sheet as they had not yet been paid.
     Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $9.1 million and $5.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase in proceeds was due to the increase in the price of our common stock, increased volume of stock option exercises and an increased employee base participating in our employee stock purchase plan.
     The tax benefit related to excess stock-based compensation deductions was $10.8 million and $5.5 million for the six months ended June 30, 2006 and 2005, respectively. The increase in tax benefit was due to the increase in the price of our common stock and increased volume of stock options exercises. Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
     We believe that our current cash, cash equivalents and short-term investments, together with cash from operating activities, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, debt service, and future contingent payments for our acquired businesses for at least the next 12 months.

     Commitments and Contingencies
     As of June 30, 2006, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of June 30, 2006 (in thousands):

	Six Months
	ending	Year ending December 31,
	December 31,				2010 and
	2006	2007	2008	2009	Thereafter	Total
Commitments:
Operating leases	$5,194	$10,085	$9,051	$8,499	$33,896	$66,725
Ad content delivery services	773	734	—	—	—	1,507
Convertible debt (including interest payments)	900	1,800	1,800	1,800	107,000	113,300

Total commitments	$6,867	$12,619	$10,851	$10,299	$140,896	$181,532

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
     We maintain bank accounts with balances denominated in British Pounds to support our U.K.-based operations. We are subject to foreign currency exchange rate risk on these accounts. Based on the balance of foreign funds at June 30, 2006 of £6.9 million, an assumed 5%, 10% and 20% increase of the US dollar against the British Pound would result in fair value declines of $0.6 million, $1.3 million and $2.5 million, respectively.
     Several of our recent acquisitions have related purchase agreements that provide for future payments that are denominated in foreign currencies. We are subject to foreign exchange risk on these future payments. Based on our current estimates of the amount of these future contingent payments, an assumed 5%, 10% and 20% decline of the US dollar against these currencies would result in additional cash payments of $3.7 million to $4.8 million, $7.5 million to $9.6 million and $14.9 million to $19.2 million, respectively. We have accrued for certain contingent payments on the Condensed Consolidated Balance Sheet at June 30, 2006. Foreign currency fluctuations between June 30, 2006 and the date the payment is made for these accrued amounts will be recorded as a foreign currency gain or loss in the Condensed Consolidated Statement of Operations and Comprehensive Income. For those contingent payments that have not been accrued, any additional payment amounts resulting from foreign exchange rate fluctuations will be recorded in Goodwill.
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
Changes in Internal Controls
     No change was made to our internal controls over financial reporting for the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The following risk factor supplements the Company’s risk factors as previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 2, 2006.
Our operating results and the growth of our business could be harmed if we do not successfully manage our international operations.
     We have offices in a number of countries, including Australia, Germany and the United Kingdom, and we market, sell and distribute our products and services in a number of other countries internationally. We have limited experience in managing foreign operations, in developing localized versions of our products, and in marketing, selling and distributing our products and services internationally. Our foreign operations subject us to foreign currency exchange risks. We currently do not utilize hedging instruments to mitigate foreign currency exchange risks.
     Our international expansion will require management’s attention and resources. We cannot assure you that we will be successful in our efforts overseas. International operations are subject to other inherent risks, including but not limited to:
•	difficulties and costs of staffing and managing foreign operations;
•	uncertain demand for our products and services;
•	changes in and differences between regulatory requirements, including those relating to data protection;
•	reduced protection for intellectual property rights in a number of countries;
•	potentially adverse tax consequences;
•	the impact of recessions in economies outside the United States;
•	political and economic instability; and
•	seasonal reductions in business activity.
     Our failure to address these risks adequately could materially and adversely affect our business, results of operations and financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Shareholders on May 10, 2006. 62,821,319 shares were represented in person or by proxy constituting 93.32 percent of the outstanding shares and entitled to vote at the annual meeting.
     Proposal Number 1 — Election of Directors, to serve until the 2009 Annual Meeting of Shareholders, or until their respective successors are elected and qualified:

Nominee	For	Withheld

Richard P. Fox	60,026,565	2,794,754

Michael B. Slade	60,505,801	2,315,518
     Three continuing directors, Peter M. Neupert, Linda J. Srere and Jaynie M. Studenmund, have terms that expire in 2007 and continuing directors, Nicolas J. Hanauer, Brain P. McAndrews and Dr. Jack Sansolo, have terms that expire in 2008.
     Proposal Number 2 — Ratification of KPMG LLP to act as independent registered public accounting firm for fiscal year 2006:

For	62,200,712
Against	178,614
Abstain	441,993
Broker non-votes	4,498,395
ITEM 6. EXHIBITS
10.1	Amended 1999 Employee Stock Purchase Plan .

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of M. Wayne Wisehart Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of M. Wayne Wisehart Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2006.

AQUANTIVE, INC.
By:	/s/ M. WAYNE WISEHART
M. Wayne Wisehart
Chief Financial Officer (Authorized Officer and Principal Financial Officer)