Form 10-Q
period 2006-09-30
AQUANTIVE INC
filed 2006-11-09
CIK 1071806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of November 3, 2006 was 77,595,747.

AQUANTIVE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	34
Item 6.	Exhibits	35
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AQUANTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$277,465	$76,734
Short-term investments	46,557	35,617
Accounts receivable, net of allowances of $3,768 and $3,146, respectively	196,120	160,370
Other receivables	836	968
Prepaid expenses and other current assets	5,413	2,108
Deferred tax assets	5,009	5,416

Total current assets	531,400	281,213
Property and equipment, net	31,844	27,370
Goodwill	199,272	141,075
Other intangible assets, net	37,557	32,078
Long-term investments	8,977	—
Other assets	1,685	1,783
Deferred financing costs, net	997	1,386
Deferred tax assets, net	15,015	23,755

Total assets	$826,747	$508,660

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$120,410	$94,327
Accrued liabilities	46,529	38,976
Pre-billed media	30,039	18,254
Deferred rent, current portion	880	670
Deferred revenue	11,456	14,310

Total current liabilities	209,314	166,537
Long-term accrued liabilities	556	430
Notes payable	80,000	80,000
Deferred rent, less current portion	4,723	4,753

Total liabilities	294,593	251,720

Shareholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized 77,345 and 66,495 shares issued and outstanding, respectively	773	665
Paid-in capital	509,500	269,382
Retained earnings (accumulated deficit)	20,603	(12,918)
Accumulated other comprehensive income (loss)	1,278	(189)

Total shareholders’ equity	532,154	256,940

Total liabilities and shareholders’ equity	$826,747	$508,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$110,981	$78,762	$308,795	$220,948

Costs and expenses:
Cost of revenue	18,266	10,218	46,902	27,486
Client support	48,194	34,717	141,246	100,836
Product development	4,423	2,482	11,711	6,615
Sales and marketing	6,471	4,687	20,442	12,055
General and administrative	9,986	8,047	29,532	25,749
Amortization of intangible assets	2,466	1,803	6,651	5,409
Client reimbursed expenses	1,582	1,103	3,692	2,740

Total costs and expenses	91,388	63,057	260,176	180,890

Income from operations	19,593	15,705	48,619	40,058
Interest and other income, net	4,170	495	9,616	1,022
Interest expense	634	580	1,798	1,753

Income before provision for income taxes	23,129	15,620	56,437	39,327
Provision for income taxes	9,561	6,183	22,916	15,720

Net income	$13,568	$9,437	$33,521	$23,607

Basic net income per share	$0.18	$0.15	$0.45	$0.37

Diluted net income per share	$0.16	$0.13	$0.41	$0.33

Shares used in computing basic net income per share	76,989	64,456	73,839	63,502

Shares used in computing diluted net income per share	87,934	77,113	85,053	75,665

Comprehensive income:
Net income	$13,568	$9,437	$33,521	$23,607
Items of comprehensive income (loss)	835	(111)	1,467	(240)

Comprehensive income	$14,403	$9,326	$34,988	$23,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$33,521	$23,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,626	13,402
Stock-based compensation expense	14,105	46
Stock option income tax benefit	—	11,681
Excess tax benefit from stock-based compensation	(12,415)	—
Other non-cash items	341	420
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(32,672)	(34,194)
Other receivables, prepaid expenses and other current assets	(3,002)	(25)
Other assets	449	(174)
Accounts payable	25,501	6,737
Accrued liabilities	(397)	8,624
Pre-billed media	11,785	953
Deferred revenue	(3,132)	(90)
Deferred taxes	20,260	2,556

Net cash provided by operating activities	72,970	33,543

Cash flows from investing activities:
Purchases of property and equipment	(15,236)	(14,517)
Purchases of available-for-sale investments	(33,400)	(11,508)
Proceeds from sales and maturities of available-for-sale investments	13,521	10,552
Transfers to restricted cash	(320)	(538)
Acquisitions and acquisition earn-out payments, less cash received of $1,017 in 2006	(62,277)	(1,664)

Net cash used in investing activities	(97,712)	(17,675)

Cash flows from financing activities:
Proceeds from equity offering, net of issuance costs	198,250	—
Proceeds from exercises of common stock options and issuance of common stock under the ESPP	14,824	10,266
Excess tax benefit from stock-based compensation	12,415	—

Net cash provided by financing activities	225,489	10,266

Effect of exchange rate on cash and cash equivalents	(16)	—
Net increase in cash and cash equivalents	200,731	26,134
Cash and cash equivalents, beginning of period	76,734	24,555

Cash and cash equivalents, end of period	$277,465	$50,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(in thousands, except per share amounts)
(unaudited)
1. Organization and Operations of the Company
     aQuantive, Inc., a Washington corporation, is a digital marketing services and technology company.
     aQuantive is organized into three business units:
     Digital Marketing Services (DMS). The DMS segment consists of Avenue A | Razorfish, an interactive agency which provides a full-service offering, including website development, interactive marketing and creative development and branding through several offices located in the United States. The DMS segment also consists of three interactive and creative agencies located in Europe and Asia Pacific. The agencies within the digital marketing services segment help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.
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
     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of the Company’s management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
Restricted Cash
     Restricted cash consists of cash balances pledged as collateral for letters of credit related to lease commitments. The restrictions will lapse when the letters of credit expire at the end of the lease terms. Restricted cash balances of $858 and $538 at September 30, 2006 and December 31, 2005, respectively, are included in Other Assets on the Condensed Consolidated Balance Sheet.
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
     Digital Marketing Services. The Company’s digital marketing services business line consists of interactive advertising and creative agencies that helps clients use the Internet as an integrated online business channel. The digital marketing services business provides the following digital marketing services: customer-focused websites, enterprise websites, interactive marketing and creative development and branding.
     Revenue from website development services are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized in the accompanying condensed consolidated financial statements. If billings are less than revenue recognized, the unbilled portion is recorded as unbilled receivables within accounts receivable and if billings are more than revenue recognized, the portion that exceeds recognized revenue is recorded as deferred revenue. Revenues derived from time and materials consulting contracts are recognized as the services are performed. Unbilled receivables totaled $11,425 and $10,035 at September 30, 2006 and December 31, 2005, respectively.
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

     In accordance with EITF 99-19, the Company presents most of its online media revenue on a net basis, excluding the cost of media purchased for its clients. The Company buys advertising space from publisher websites on behalf of its clients as an agent and earns fees based on the dollar amount of advertising space the Company purchases. Under these contracts, the Company is only financially liable to the publishers for the amount collected from its clients. This creates a sequential liability for media purchases made on behalf of clients.
     In December 2005, the Company acquired UK-based DNA. DNA presents online media revenue on a gross basis, which consists of the gross value of DNA’s billings to its clients and includes the price of the advertising space that DNA purchases from websites to resell to its clients. Under its contracts with clients and publisher websites, DNA is the primary obligor to the arrangements and does not have sequential liability for media purchases. The price of advertising space purchased by DNA from websites to resell to its clients is also recorded as cost of revenue. The Company intends to renegotiate these contracts so that DNA will purchase media on behalf of its clients as an agent and will only be financially liable to the publishers for the amount collected from its clients in future periods. If the Company can successfully renegotiate these contracts, DNA will present revenue on a net basis in future periods.
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
     Revenue for these offerings is volume-based and generally recognized based on the volume in the period of usage. In accordance with EITF 99-19, revenue generated from digital performance media is presented on a gross basis, which consists of the gross value of digital performance media’s billings to clients. Under its contracts with clients and publisher websites, DRIVEpm and MediaBrokers are the primary obligors to the arrangements and do not have sequential liability for media purchases.
     In May 2006, the Company acquired Franchise Gator, an extension of its performance media business which addresses clients’ needs for online leads in the franchise industry. Revenue is earned in two different ways depending on the contractual agreements with the client. The majority of revenue is subscription-based and recognized ratably over the service period. Services are also sold on a cost per lead (CPL) basis and revenue for services sold on that basis is recognized based on the volume of leads generated during the period.
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

     The percentages of sales to customers representing 10% or more of consolidated revenues are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Customer A	10%	12%	11%	12%
     The customer that represents sales of 10% or more of consolidated revenues is included in the digital marketing services and digital marketing technologies segments, as defined by SFAS No. 131 “Disclosures about Segment of an Enterprise and Related Information.” There were no customers representing 10% or more of consolidated accounts receivable at September 30, 2006 or December 31, 2005.
Stock-Based Compensation
     The Company has adopted the provisions of SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” in accounting for its stock option and employee stock purchase plans. Prior to the adoption of SFAS No. 123(R), stock-based compensation cost was recognized in the Statement of Operations when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The Company has adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated and we have not recorded a cumulative effect of change in accounting principle because as of January 1, 2006 there were no partially vested awards with compensation cost recognized in our financial statements prior to the adoption of SFAS No. 123(R).
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
     As a result of adopting SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended September 30, 2006 was $4,480 and $2,733 lower, respectively, and for the nine months ended September 30, 2006 was $14,105 and $8,604 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are each $0.03 lower, and for the nine months ended September 30, 2006 are $0.12 and $0.10 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.
Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 will be effective beginning January 1, 2007. We are currently evaluating the impact of implementation on our consolidated financial statements but we do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. This standard will be effective beginning January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.
     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company’s annual financial statements for fiscal year ending December 31, 2006. We do not expect the application of this interpretation to have a material impact on our financial position or results of operations.
3. Acquisitions
     On May 16, 2006, the Company acquired 100% of the outstanding interests of Franchise Gator, a performance media business focused on the franchise industry, located in Roswell, GA. The Company purchased Franchise Gator to extend its performance media business and address clients’ needs for online leads versus online sales. The Company paid $19,655 in cash upon closing and $2,090 will be paid one year from the acquisition once indemnity obligations are satisfied. The Company incurred $63 in transaction costs and acquired $86 in cash related to the acquisition. Additionally, the Company paid the former owner of Franchise Gator $43 due to a post-closing requirement. The total purchase price of $21,851 was assigned to the assets acquired and liabilities assumed base on their fair value on the acquisition date. Based on our valuation, the intangible assets acquired consist of $3,551 in tradename and $3,810 in customer relationships. The amortization period is 15 years and 3 years for the acquired tradename and customer relationships, respectively. The $14,411 of excess purchase price over net specifically identifiable tangible and intangible assets was recorded as goodwill and was assigned to the digital performance media segment, and goodwill will be deductible for tax purposes. Beginning May 16, 2006, the results of Franchise Gator are included in the consolidated results of the Company and the Franchise Gator service offering is included in the digital performance media segment.
     On July 24, 2006 the Company acquired 100% of the outstanding shares of Amnesia, an interactive advertising agency located in Sydney, Australia. The Company purchased Amnesia to provide Avenue A | Razorfish with a presence in the Asia Pacific market. In connection with the acquisition, the Company paid $3,780 in cash upon closing and will pay an additional $752 in July 2007. In October 2006 the Company also paid $1,028 based on the book value of certain assets acquired and liabilities assumed. The purchase agreement also includes a future contingent payment which will be paid in 2009 based upon the earnings of Amnesia through July 2009. The Company incurred $253 in transaction costs and acquired $736 in cash related to the acquisition. The total purchase price of $5,813 was assigned to the assets acquired and liabilities assumed based on their fair values on the acquisition date. Based on our valuation, the intangible assets acquired consist of $496 in tradename, $889 in customer relationships and $461 in non-compete agreements. The amortization period is 5 years, 3 years and 5 years for the acquired tradename, customer relationships and non-compete agreements, respectively. The $3,493 of excess purchase price over net specifically identifiable tangible and intangible assets was recorded as goodwill and was assigned to the digital marketing service segment, and is not expected to be deductible for tax purposes. Beginning July 24, 2006, the results of Amnesia are included in the consolidated results of the Company and the Amnesia service offering is included in the digital marketing services segment.
     On August 3, 2006, the Company acquired 100% of the outstanding shares of Neue Digitale, a creative digital marketing agency located in Frankfurt, Germany. The Company purchased Neue Digitale to increase the presence of Avenue A | Razorfish in Europe. The Company paid $1,282 in cash upon closing and will pay an additional amount of $4,356 subsequent to September 30, 2006. In October 2006, the Company also paid $669 based on the book value of certain assets acquired and liabilities assumed. The purchase agreement also includes a future contingent payment which will be based on the earnings of Neue Digitale through August 2009. The Company incurred $205 in transaction costs and acquired $195 in cash related to the acquisition. The total purchase price of $6,512 was assigned to the assets acquired and liabilities assumed based on their fair values on the acquisition date. Based on our valuation, the intangible assets acquired consist of $1,400 in tradename, $1,634 in customer relationships and $144 in non-compete agreements. The amortization period is 5 years for the acquired tradename, customer relationships and non-compete agreements. The $3,878 of excess purchase price over net specifically identifiable tangible and intangible assets was recorded as goodwill and was assigned to the digital marketing services segment, and is not expected to be deductible for tax purposes. Beginning August 3, 2006, the results of Neue Digitale are included in the consolidated results of the Company and the Neue Digitale service offering is included in the digital marketing service segment.
     Many of the Company’s recent acquisitions have related purchase agreements that provide for future contingent payments. These payments are determined based on the operating performance of the acquired entities over a stated period of time and there are no requirements to make any minimum payments. Due to the uncertainty of achieving the financial results the purchase price is adjusted when the contingency is resolved and the additional consideration is distributable and determinable beyond a reasonable doubt. The following table summarizes the Company’s estimates of future contingent payments in the period of expected payment should actual results be consistent with management’s current estimates.

	Three Months Ending		Year Ending December 31,
	December 31,
	2006		2007		2008		2009
	Low	High	Low	High	Low	High	Low	High
Digital Marketing Services (1)	$—	$—	$—	$—	$—	$—	$40,000	$74,000
Digital Marketing Technologies/Digital Performance Media (2)	39,000	44,000	—	—	—	—	—	—

Total	$39,000	$44,000	$—	$—	$—	$—	$40,000	$74,000

(1)	In addition to the contingent payments shown in the table, the Company will also make guaranteed payments totaling $5,108 subsequent to September 30, 2006. These guaranteed payments relate to the acquisitions of Neue Digitale and Amnesia and have been accrued on the Condensed Consolidated Balance Sheet as of September 30, 2006.

(2)	Includes estimated contingent payments related to the acquisition of TechnologyBrokers and MediaBrokers.
4. Goodwill
     Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 by segment are as follows:

	Balance as of		Balance as of
	September 30,		December 31,
	2006	Increases (1)	2005
Digital marketing services	$162,628	$41,753	$120,875
Digital marketing technologies	17,658	1,692	15,966
Digital performance media	18,986	14,752	4,234

	$199,272	$58,197	$141,075

(1)	Includes additions to goodwill as a result of purchase price allocation and contingent consideration. The Company normally enters into agreements that include additional consideration to the selling shareholders if certain specified earnings levels are achieved in the future. Goodwill is increased subsequent to the acquisition date when the contingency is resolved and the additional consideration is distributable and determinable beyond reasonable doubt. It also includes changes resulting from the foreign currency translation adjustments of goodwill attributable to our foreign subsidiaries.
     The net increase in goodwill during the nine months ended September 30, 2006 is primarily due to the goodwill recorded in the digital marketing services segment as a result of a final contingency payment of $26,460 made to the former owner of i-Frontier during the three months ended March 31, 2006 and $7,371 of goodwill recorded as a result of the acquisitions of Amnesia and Neue Digitale during the three months ended September 30, 2006. Goodwill in the digital marketing service segment also increased by $7,603 due to the recognition of a contingent payment owed to the former owners of DNA in April 2006. Additionally, $14,411 of goodwill was recorded in the digital performance media segment as a result of the acquisition of Franchise Gator.

5. Stock-Based Compensation
Stock Option Plans
     The Company’s stock option plans consist of the 2000 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 1998 Stock Incentive Compensation Plan (the Plans). Shares reserved under the Plans consist of 122 shares in the 2000 Stock Incentive Compensation Plan, 13,121 shares in the 1999 Stock Incentive Compensation Plan, and 1,895 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. In addition, the shares under the 1999 Stock Incentive Compensation Plan increase annually by an amount equal to the lesser of (i) 5,250 shares, (ii) 8% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The Company’s Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant. In addition, the Company determined that the 2000 Stock Incentive Compensation Plan will terminate when all awards outstanding under the 2000 Stock Incentive Compensation Plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new options will be granted under the 2000 Stock Incentive Compensation Plan. The Company has a policy of issuing new shares to satisfy option exercises and share awards.
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
Employee Stock Purchase Plan
     In 1999, the Board of Directors and shareholders approved the adoption of the Company’s 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The Company has authorized a total of 2,540 shares of common stock for issuance under the 1999 Purchase Plan. The shares under the 1999 Purchase Plan increase annually starting on the first day of the Company’s fiscal year beginning in 2001 by an amount equal to the lesser of (i) 750 shares of common stock, (ii) 2% of the adjusted average common shares outstanding of the Company used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period. During the nine months ended September 30, 2006 and 2005, employees purchased 359 and 401 shares, respectively, under the 1999 Purchase Plan. As of September 30, 2006, there were 772 shares available for purchase under the 1999 Purchase Plan.
Valuation of Awards
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of the Company’s stock and implied volatility from traded options on the Company’s stock. The expected term of options granted was derived from the analysis of various hypothetical settlement scenarios and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was the U.S. treasury rate corresponding to the expected term of the option. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the forseeable future. Consequently, an expected dividend yield of zero has been used in the Black-Scholes option pricing model.
     The fair value for options and share awards granted under the Company’s stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average risk-free interest rate	5.08	4.07	4.54	3.98
Expected term, in years	4.1	4.5-8	4.1-7.2	4.5-8
Weighted average expected volatility	60%	91%	63%	101%
Dividend yield	—	—	—	—

     The fair value of the shares granted under the Company’s employee stock purchase plan was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average risk-free interest rate	5.25	3.75	4.92	3.22
Expected term, in years	0.5-1.0	0.5-1.0	0.5-1.0	0.5-1.0
Weighted average expected volatility	44%	47%	46%	50%
Dividend yield	—	—	—	—
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
Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
     Prior to the adoption of SFAS No. 123(R), the Company had elected to apply the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” In accordance with the provisions of SFAS No. 123, the Company applied APB No. 25 and related interpretations in accounting for its stock option and employee stock purchase plans. Stock-based compensation expense of $46 ($28 net of tax effect) was recognized in the Condensed Consolidated Statement of Operations for the nine month period ended September 30, 2005 due to the accelerated vesting of certain options. All options granted for the three and nine months ended September 30, 2005 had an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$9,437	$23,607
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	28
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax effect of $1,777 and $4,484, respectively	(2,780)	(7,013)

Pro forma net income, fair value method for all stock-based awards	$6,657	$16,622

Basic net income per share:
As reported	$0.15	$0.37
Pro forma	$0.10	$0.26
Diluted net income per share:
As reported	$0.13	$0.33
Pro forma	$0.09	$0.22
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
     The impact on results of continuing operations of recording stock-based compensation expense was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenue	$145	$431
Client support	2,254	7,013
Product development	300	1,259
Sales and marketing	268	1,019
General and administrative	1,513	4,383

Total stock-based compensation expense	4,480	14,105
Total income tax benefit recognized for stock-based compensation expense	1,747	5,501

Total stock-based compensation expense, net of tax	$2,733	$8,604

Impact on net income per share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.10
     As of September 30, 2006, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $30,963, which is expected to be recognized over a weighted-average period of 3.13 years.
Award Activity
     Option activity under the Plans was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual Term	Intrinsic
	Outstanding	Price	(Years)	Value
Balance, December 31, 2005	13,169	$7.17
Granted	1,707	24.62
Exercised	(1,756)	5.25
Forfeited and expired	(481)	13.42

Balance, September 30, 2006	12,639	9.55	5.91	$180,236

Exercisable at September 30, 2006	6,976	5.43	4.82	$127,273

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 value was $6,408 and $18,526, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $35,859 and $33,753, respectively. The weighted average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $11.87 and $15.21, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $13.07 and $9.97, respectively.
     Cash received from option exercises was $9,215 for the nine months ended September 30, 2006. The actual tax benefit realized from option exercises totaled $13,714 for the nine months ended September 30, 2006.
     Nonvested share activity under the Plans was as follows:

Nonvested Shares
Outstanding
Nonvested at December 31, 2005	—
Granted	115
Vested	(9)
Forfeited and expired	—

Nonvested at September 30, 2006	106

     The weighted average grant date fair value of nonvested shares outstanding as of September 30, 2006 was $25.24. The total fair value of share awards vested during the three and nine months ended September 30, 2006 was $35 and $204, respectively.
6. Shareholders’ Equity
     On March 15, 2006, the Company completed an equity offering of 7,500 shares of common stock at a purchase price of $24.00 per share. The total net proceeds from the equity offering were $172,300 after deduction of applicable issuance costs. In connection with the offering, the Company granted the underwriters an over-allotment option to purchase an additional 1,125 shares, which was exercised in full and closed on April 13, 2006. The total net proceeds from the offering, including net proceeds of $25,950 from the underwriters’ over-allotment shares, were $198,250, after deducting applicable issuance costs. Changes in our shareholders’ equity during the nine months ended September 30, 2006 were as follows:

Total
Shareholders’
Equity
Balance, December 31, 2005	$256,940
Proceeds from equity offering, net of issuance costs	198,250
Exercise of common stock options	9,215
Issuance of common stock – Employee Stock Purchase Plan	5,609
Excess tax benefit from exercise of common stock options	13,047
Unrealized loss on available for sale investments	(77)
Currency translation gain	1,544
Stock-based compensation expense	14,105
Net income	33,521

Balance, September 30, 2006	$532,154

7. Net Income Per Share
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (numerator for basic)	$13,568	$9,437	$33,521	$23,607
Add: Interest expense on convertible notes, net of tax	354	354	1,061	1,068

Adjusted net income (numerator for diluted)	$13,922	$9,791	$34,582	$24,675

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	77,096	64,456	73,948	63,502
Less: weighted average shares issued and unvested	(107)	—	(109)	—

Shares used in computation of basic net income per share	76,989	64,456	73,839	63,502
Add: Dilutive effect of employee stock options and stock awards	4,782	6,494	5,051	6,000
Add: Dilutive effect of convertible debt	6,163	6,163	6,163	6,163

Shares used in computation of diluted net income per share	87,934	77,113	85,053	75,665

Basic net income per share	$0.18	$0.15	$0.45	$0.37
Diluted net income per share	$0.16	$0.13	$0.41	$0.33
     Using the “treasury stock method,” during the three months ended September 30, 2006 and 2005, 2,122 and 403, respectively, and during the nine months ended September 30, 2006 and 2005, 1,460 and 416, respectively, weighted average common stock equivalent shares related to stock options were excluded from the calculation of diluted net income per share, as their effect is anti-dilutive.
8. Segment Reporting
     The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: digital marketing services, which consists of Avenue A | Razorfish, DNA, Amnesia and Neue Digitale, digital marketing technologies, which consists of Atlas, and digital performance media, which consists of DRIVEpm, MediaBrokers and Franchise Gator.
     Unallocated corporate expenses, including amounts recorded for stock-based compensation expense, are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment. For the three and nine months ended September 30, 2006, unallocated corporate expenses include all stock-based compensation expense.

     Segment information for the three and nine months ended September 30, 2006 and 2005 is as follows:

			Three Months Ended September 30, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
Revenue	$67,735	(1)	$29,864	$13,382	$—		$110,981
Costs and expenses:
Cost of revenue	2,224	(1)	8,671	7,035	336	(2)	18,266
Client support	44,815		—	1,125	2,254		48,194
Product development	—		4,049	—	374		4,423
Sales and marketing	1,384		3,028	1,791	268		6,471
General and administrative	3,445		1,880	710	3,951		9,986
Amortization of intangible assets	—		—	—	2,466		2,466
Client reimbursed expenses	1,582		—	—	—		1,582

Total costs and expenses	53,450		17,628	10,661	9,649		91,388

Income (loss) from operations	$14,285		$12,236	$2,721	$(9.649)		$19,593

		Three Months Ended September 30, 2005
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
Revenue	$48,495	$23,514	$6,753	$—		$78,762
Costs and expenses:
Cost of revenue	—	5,756	4,250	212	(2)	10,218
Client support	34,344	—	373	—		34,717
Product development	—	2,482	—	—		2,482
Sales and marketing	1,084	2,765	838	—		4,687
General and administrative	3,113	1,888	320	2,726		8,047
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	1,103	—	—	—		1,103

Total costs and expenses	39,644	12,891	5,781	4,741		63,057

Income (loss) from operations	$8,851	$10,623	$972	$(4,741)		$15,705

			Nine Months Ended September 30, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
Revenue	$187,011	(1)	$87,216	$34,568	$—		$308,795
Costs and expenses:
Cost of revenue	4,205	(1)	23,333	18,358	1,006	(2)	46,902
Client support	131,427		—	2,806	7,013		141,246
Product development	—		10,004	—	1,707		11,711
Sales and marketing	4,370		10,580	4,473	1,019		20,442
General and administrative	8,438	(4)	6,880	1,658	12,556		29,532
Amortization of intangible assets	—		—	—	6,651		6,651
Client reimbursed expenses	3,692		—	—	—		3,692

Total costs and expenses	152,132		50,797	27,295	29,952		260,176

Income (loss) from operations	$34,879		$36,419	$7,273	$(29,952)		$48,619

		Nine Months Ended September 30, 2005
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
Revenue	$135,834	$66,637	$18,477	$—		$220,948
Costs and expenses:
Cost of revenue	—	15,752	11,138	596	(2)	27,486
Client support	98,907	—	1,929	—		100,836
Product development	—	6,615	—	—		6,615
Sales and marketing	3,259	7,368	1,428	—		12,055
General and administrative	10,474	5,978	969	8,328		25,749
Amortization of intangible assets	—	—	—	5,409		5,409
Client reimbursed expenses	2,740	—	—	—		2,740

Total costs and expenses	115,380	35,713	15,464	14,333		180,890

Income (loss) from operations	$20,454	$30,924	$3,013	$(14,333)		$40,058

1)	DNA, acquired in December 2005, generates revenue that is presented on a gross basis. Accordingly, both revenue and cost of revenue include the cost of media purchased for DNA clients.

(2)	For the three and nine months ended September 30, 2006 cost of revenue classified as unallocated corporate expenses included $192 and $575, respectively, and for the three and nine months ended September 30, 2005, included $212 and $596, respectively, related to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.

(3)	Unallocated corporate expenses include stock-based compensation expense. This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment. For the three and nine months ended September 30, 2006, stock-based compensation expense was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenue	$145	$431
Client support	2,254	7,013
Product development	300	1,259
Sales and marketing	268	1,019
General and administrative	1,513	4,383

Total stock-based compensation expense	$4,480	$14,105

(4)	For the nine months ended September 30, 2006, general and administrative expense for the digital marketing services line of business includes the $1,900 reversal of a contingent business tax liability. See Footnote 2 for additional information about this change in contingent tax liability.

The Company recorded $23,924 and $62,828 of revenue to international customers during the three and nine months ended September 30, 2006 compared to $9,808 and $26,051 during the three and nine months ended September 30, 2005, respectively. The Company classifies revenue as international or domestic based on the geographical location where services are delivered.

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

10. Subsequent Events
     In October 2006, the Company acquired 100% of the outstanding shares of e-Crusade, a creative agency for digital marketing based in Hong Kong and Shanghai. The Company purchased e-Crusade to increase the presence of Avenue A | Razorfish in Asia. An initial payment of approximately $3 million was paid at closing as a nonrefundable advance on the earnout. The Company will also pay the selling shareholders an additional amount which will be calculated based on the e-Crusade’s net asset value as of the closing. The purchase agreement also includes a future contingent payment which will be based on the e-Crusade’s earnings before interest expense and income taxes (“EBIT”) over a 4-year period through November 2010 (the “Earnout Period”). The Company will pay an advance on the earnout following the end of the second year of the Earnout Period. The earnout payment is capped and the final payment will be determined and become payable to the selling shareholders following the end of the Earnout Period if the specified EBIT goals are achieved. In the event that e-Crusade achieves earnings results consistent with management’s current forecasts, the Company estimates that the future contingent payment will range from $3,700 to $8,700. However, this payment will be calculated based on actual earnings and will only be recorded when determined due to the uncertainty of achieving these results. The e-Crusade service offering will be included in the digital marketing services segment.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” “may,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Our actual results could differ materially and adversely from those discussed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” included in our Annual Report on Form 10-K, for the year ended December 31, 2005 as filed with the SEC, as supplemented by the section entitled “Risk Factors” included in out Quarter Report on Form 10-Q for the quarter ended June 30, 2006 as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction to aQuantive’s lines of business. In this section we discuss our results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity, Capital Resources and Commitments”.
Overview
     We are a digital marketing services and technology company that helps marketers acquire, retain and grow customers across digital media. We are organized into three lines of business: digital marketing services, digital marketing technologies and digital performance media.
Acquisitions and Comparability of Operations
     Our results of operations for the three and nine months ended September 30, 2006 include the results of Neue Digitale, a creative agency acquired in August 2006, Amnesia, an interactive agency acquired in July 2006, Franchise Gator, an extension of the performance media business, focused on the franchise industry acquired in May 2006 and DNA, an interactive advertising agency acquired in December 2005. The above mentioned acquisition’s operating results for the three and nine months ended September 30, 2006 should be factored into any comparison of our 2006 results of operations to 2005 results.
Digital Marketing Services (DMS)

     The DMS segment consists of Avenue A | Razorfish an interactive agency located in the United States that provides a full-service offering, including website development, interactive marketing and creative development and branding. Additionally, the DMS segment consists of three recently acquired interactive and creative agencies located in Europe and Asia Pacific. The agencies within the DMS segment help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.
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
Recent Developments
Public Offering of Common Stock
     In March 2006, we completed a follow-on offering of our common stock which raised $172.3 million that will be used for working capital, general corporate purposes and may also be used to acquire or invest in businesses, products or technologies. In April 2006 we raised an additional $25.9 million as a result of the exercise in full of the over-allotment option granted to the underwriters of our follow-on public offering. All shares issued were registered in advance of our follow-on offering through a Registration Statement on Form S-3 filed with the Securities and Exchange Commission using the “shelf” registration process.
Critical Accounting Policies and Judgments
     The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.
     There have been no changes to our critical accounting policies during the nine months ended September 30, 2006 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS 123(R), discussed as follows:

Accounting for Stock-Based Compensation
     We have adopted the provisions of SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” in accounting for our stock option and employee stock purchase plans. Prior to the adoption of SFAS No. 123(R), we recognized an immaterial amount of stock-based compensation cost in our Consolidated Statement of Operations. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We have adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated and we have not recorded a cumulative effect of change in accounting principle because as of January 1, 2006 there were no partially vested awards with compensation cost recognized in our financial statements prior to the adoption of SFAS No. 123(R).
     The fair value of each option grant, nonvested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model and various inputs to the model. Expected volatilities were based on historical volatility of the Company’s stock and implied volatility from traded options on our stock. The expected term was derived from the analysis of various hypothetical settlement scenarios and represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate was the U.S. treasury rate corresponding to the expected term of the option, and dividends were assumed to be zero. These inputs are based on our assumptions, which include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards.
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
     As of September 30, 2006, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $31.0 million, which is expected to be recognized over a weighted-average period of 3.13 years.
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
Results of Operations
     The following table presents statements of operations data for each of our lines of business for the three and nine months ended September 30, 2006 and 2005. The results of any period are not necessarily indicative of results for any future period.

			Three Months Ended September 30, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
	(in thousands)
Revenue	$67,735	(1)	$29,864	$13,382	$—		$110,981
Costs and expenses:
Cost of revenue	2,224	(1)	8,671	7,035	336	(2)	18,266
Client support	44,815		—	1,125	2,254		48,194
Product development	—		4,049	—	374		4,423
Sales and marketing	1,384		3,028	1,791	268		6,471
General and administrative	3,445		1,880	710	3,951		9,986
Amortization of intangible assets	—		—	—	2,466		2,466
Client reimbursed expenses	1,582		—	—	—		1,582

Total costs and expenses	53,450		17,628	10,661	9,649		91,388

Income (loss) from operations	$14,285		$12,236	$2,721	$(9,649)		$19,593

Interest and other income, net							4,170
Interest expense							634
Provision for income taxes							9,561

Net income							$13,568

		Three Months Ended September 30, 2005
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	(in thousands)
Revenue	$48,495	$23,514	$6,753	$—		$78,762
Costs and expenses:
Cost of revenue	—	5,756	4,250	212	(2)	10,218
Client support	34,344	—	373	—		34,717
Product development	—	2,482	—	—		2,482
Sales and marketing	1,084	2,765	838	—		4,687
General and administrative	3,113	1,888	320	2,726		8,047
Amortization of intangible assets	—	—	—	1,803		1,803
Client reimbursed expenses	1,103	—	—	—		1,103

Total costs and expenses	39,644	12,891	5,781	4,741		63,057

Income (loss) from operations	$8,851	$10,623	$972	$(4,741)		$15,705

Interest and other income, net						495
Interest expense						580
Provision for income taxes						6,183

Net income						$9,437

			Nine months Ended September 30, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (3)		Total
	(in thousands)
Revenue	$187,011	(1)	$87,216	$34,568	$—		$308,795
Costs and expenses:
Cost of revenue	4,205	(1)	23,333	18,358	1,006	(2)	46,902
Client support	131,427		—	2,806	7,013		141,246
Product development	—		10,004	—	1,707		11,711
Sales and marketing	4,370		10,580	4,473	1,019		20,442
General and administrative	8,438	(4)	6,880	1,658	12,556		29,532
Amortization of intangible assets	—		—	—	6,651		6,651
Client reimbursed expenses	3,692		—	—	—		3,692

		Nine months Ended September 30, 2006
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses (3)	Total
	(in thousands)
Total costs and expenses	152,132	50,797	27,295	29,952	260,176

Income (loss) from operations	$34,879	$36,419	$7,273	$(29,952)	$48,619

Interest and other income, net					9,616
Interest expense					1,798
Provision for income taxes					22,916

Net income					$33,521

		Nine months Ended September 30, 2005
	Digital	Digital	Digital	Unallocated
	Marketing	Marketing	Performance	Corporate
	Services	Technologies	Media	Expenses		Total
	(in thousands)
Revenue	$135,834	$66,637	$18,477	$—		$220,948
Costs and expenses:
Cost of revenue	—	15,752	11,138	596	(2)	27,486
Client support	98,907	—	1,929	—		100,836
Product development	—	6,615	—	—		6,615
Sales and marketing	3,259	7,368	1,428	—		12,055
General and administrative	10,474	5,978	969	8,328		25,749
Amortization of intangible assets	—	—	—	5,409		5,409
Client reimbursed expenses	2,740	—	—	—		2,740

Total costs and expenses	115,380	35,713	15,464	14,333		180,890

Income (loss) from operations	$20,454	$30,924	$3,013	$(14,333)		$40,058

Interest and other income, net						1,022
Interest expense						1,753
Provision for income taxes						15,720

Net income						$23,607

(1)	DNA, acquired in December 2005, generates revenue that is presented on a gross basis of accounting. Accordingly, both revenue and cost of revenue include the cost of media purchased for DNA clients.

(2)	For the three and nine months ended September 30, 2006 cost of revenue classified as unallocated corporate expenses included $192 and $575, respectively, and for the three and nine months ended September 30, 2005 $212 and 596, respectively, related to the amortization of developed technology resulting from the acquisition of GO TOAST and NetConversions.

(3)	Unallocated corporate expenses include stock-based compensation expense. This expense is not allocated to our segments, as it is centrally managed at the corporate level and not reviewed by our chief operating decision maker in evaluating results by segment. For the three and nine months ended September 30, 2006, stock-based compensation expense was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenue	$145	$431
Client support	2,254	7,013
Product development	300	1,259
Sales and marketing	268	1,019
General and administrative	1,513	4,383

Total stock-based compensation expense	$4,480	$14,105

(4)	For the nine months ended September 30, 2006, general and administrative expense for the digital marketing services line of business includes a $1,900 reversal of contingent business tax liability. See Footnote 2 in the Notes to Condensed Consolidated Financial Statements for additional information about this change in contingent tax liability.

Revenue
     Revenue was $111.0 million and 308.8 million during the three and nine months ended September 30, 2006, respectively, as compared to $78.8 million and $220.9 million during the three and nine months ended September 30, 2005, respectively. This increase in revenue is primarily due to the growth in demand for digital marketing services and technologies, new client wins, increased spending from existing clients and additional revenue contributed by our acquisition of three international agencies and Franchise Gator.
     Revenue from digital marketing services increased to $67.7 million and $187.0 million during the three and nine months ended September 30, 2006, from $48.5 million and $135.8 million for the three and nine months ended September 30, 2005, respectively. The increase in revenue is primarily attributable to growth in the Avenue A | Razorfish web development and web media businesses. The web development business experienced an increase in its client base and in clients’ advertising budgets, leading to increased spending from existing clients. The web media business experienced an increase in its client base and increased online media spending from existing clients as a result of increased volumes of media utilized in advertising campaigns. In addition, the three newly-acquired international creative and interactive agencies contributed $8.7 million and $18.8 million of revenue during the three and nine months ended September 30, 2006, respectively.
     Revenue from digital marketing technologies increased to $29.9 million and $87.2 million for the three and nine months ended September 30, 2006, respectively, from $23.5 million and $66.6 million for the three and nine months ended September 30, 2005, respectively. The increase in revenue is primarily the result of increased use of the Atlas Digital Marketing Suite and increased volumes of advertisements displayed over the Internet by existing customers, combined with a consistent increase in client base of both agencies and direct advertisers around the world. Atlas Rich Media has also contributed to revenue growth due to an increase in demand for rich media advertisements and customer response to the integration of Atlas Rich Media in the Atlas Digital Marketing Suite. Additionally, increased penetration of the Atlas business in the U.K. market has contributed to revenue growth.
     Revenue from digital performance media was $13.4 million and $34.6 million during the three and nine months ended September 30, 2006, respectively, as compared to $6.8 million and $18.5 million during the three and nine months ended September 30, 2005, respectively. The increase in revenue was primarily due to our increased client base and an increase in spending from existing clients at both MediaBrokers and DRIVEpm. Additionally, Franchise Gator, which was acquired in May 2006, contributed to the increase in revenue.
Cost of Revenue

     Cost of revenue was $18.3 million and $46.9 million during the three and nine months ended September 30, 2006, respectively, as compared to $10.2 million and $27.5 million during the three and nine months ended September 30, 2005, respectively. Cost of revenue increased primarily due to the overall growth of our digital marketing technologies and digital performance media lines of business.
     Cost of revenue associated with our digital marketing services line of business relates to our UK-based interactive agency DNA, which was acquired in December 2005. Unlike our other agencies, DNA presents revenue on a gross basis and therefore cost of revenue includes the cost of media purchased for DNA’s clients. We intend to renegotiate these contracts so that DNA will purchase media on behalf of its clients as an agent and will only be financially liable to the publisher for the amounts collected from its clients in future periods. If we can successfully renegotiate these contracts, DNA will present revenues on a net basis in future periods.
     Cost of revenue associated with our digital marketing technologies line of business consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our technology used to display advertisements over the Internet. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $8.7 million and $23.3 million for the three and nine months ended September 30, 2006, respectively, from $5.8 million and $15.8 million for the three and nine months ended September 30, 2005, respectively. Cost of revenue has increased primarily due to increased bandwidth costs related to increased volume of advertisements, including an increase in rich media delivered over the Internet, in addition to the increase in rich media being utilized by our clients. The increase in cost of revenue was also due to increased depreciation expense related to capital investments in our technology infrastructure for the build out of new data centers. To support the growing technology infrastructure demands, technology support personnel were added resulting in an increase of salary and related expenses. As of September 30, 2006, there were 94 client support personnel associated with digital marketing technologies, compared to 76 as of September 30, 2005 and there were 44 production support personnel as of September 30, 2006 compared to 38 as of September 30, 2005.
     Cost of revenue associated with our digital performance media line of business was $7.0 million and $18.4 million for the three and nine months ended September 30, 2006, respectively, and $4.3 million and $11.1 million for the three and nine months ended September 30, 2005, respectively, and relates to the cost of the advertising space purchased from websites to resell to our clients. The increase in cost of revenue is primarily due to increased volumes of advertising space sold as a result of an increased client base and increased spending levels from our existing clients.
     Client Support
     Client support expenses associated with our digital marketing services line of business consist primarily of salaries and related expenses for client support personnel for our US-based interactive advertising agency, Avenue A | Razorfish and our three newly acquired international creative and interactive agencies. Client support also includes expenses for contractors retained for their specialized skill sets to work on client projects. Client support expenses associated with digital marketing services increased to $44.8 million for the three months ended September 30, 2006 from $34.3 million for the three months ended September 30, 2005. The increase in client support expenses was due in part to the contributions from the newly acquired international creative and interactive agencies. The international agencies, which were acquired subsequent to September 30, 2005, contributed $5.6 million of client support expenses during the three months ended September 30, 2006. Client support expenses also increased due to additional client support personnel at Avenue A | Razorfish hired to support increased web development project activity. During the nine months ended September 30, 2006, client support expenses associated with digital marketing services increased to $131.4 million from $98.9 million during the nine months ended September 30, 2005. The increase in client support expenses was primarily due to additional client support personnel hired to support increased Avenue A | Razorfish web development project activity. In addition, the newly acquired international agencies contributed $11.3 million in client support expenses. As of September 30, 2006 there were 1,271 support personnel in our digital marketing services line of business, including 171 at our international agencies, compared to 918 as of September 30, 2005.
     Client support expenses associated with our digital performance media line of business consist primarily of salaries and related expenses for client support personnel for DRIVEpm and MediaBrokers. Client support expenses associated with digital performance media were $1.1 million and $2.8 million during the three and nine months ended September 30, 2006, respectively, as compared to $0.4 million and $1.9 million during the three and nine months ended September 30, 2005, respectively. Client support expenses have increased due to increased headcount and increased salary and related expenses contributed by Franchise Gator, which was acquired in May 2006. This increase was partially offset by a decrease in commissions earned by client support personnel. Over the past several quarters, DRIVEpm has shifted its sales focus to business development, and established a dedicated sales team. Sales activities had previously been primarily performed by client support personnel. Expenses related to the dedicated sales team, including commissions, are included in sales and marketing expense. As of September 30, 2006 there were 30 client support personnel in our digital performance media line of business compared to 21 as of September 30, 2005. We expect client support expenses to increase as a percentage of revenue throughout the remainder of 2006 as we are actively recruiting additional client support personnel.
     Unallocated client support expenses for the three and nine months ended September 30, 2006 include stock-based compensation expense of $2.3 million and $7.0 million, respectively, as a result of the adoption of SFAS 123(R) in January 2006. We did not record stock-based compensation expense in 2005.
     Product Development
     Product development expenses consist primarily of salaries and related expenses for product development personnel associated with our digital marketing technologies line of business. In addition, product development expenses include the costs of software development for new technologies and the costs incurred in preparing new versions of our Atlas Digital Marketing Suite for marketing to external clients. Product development expenses increased to $4.0 million and $10.0 million for the three and nine months ended September 30, 2006, respectively, compared to $2.5 million and $6.6 million for the three and nine months ended September 30, 2005, respectively. The increase in expense was primarily due to an increase in product development personnel necessary to support the continued development of Atlas Publisher, Atlas Rich Media and Atlas Search, enhance our existing Atlas Digital Marketing Suite and invest in new technologies. As of September 30, 2006 there were 107 product development personnel in our digital marketing technologies line of business compared to 82 as of September 30, 2005.
     Unallocated product development expenses for the three and nine months ended September 30, 2006 also includes stock-based compensation expense of $0.3 million and $1.3 million, respectively as a result of the adoption of SFAS 123(R) in January 2006. We did not record stock-based compensation expense in 2005.
     Sales and Marketing
     Sales and marketing expenses associated with our digital marketing services line of business consist primarily of salaries and commissions and related expenses for personnel dedicated entirely to the sales and marketing efforts of our US-based interactive agency, Avenue A | Razorfish and our newly acquired international agencies. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows, the costs of advertising our services in trade publications and the cost of client and publisher summits. Sales and marketing expenses associated with digital marketing services increased to $1.4 million and $4.4 million for the three and nine months ended September 30, 2006, respectively, from $1.1 million and $3.3 million for the three and nine months ended September 30, 2005. The increase in sales and marketing expenses consist primarily of sales and marketing expenses contributed by the international agencies which were acquired subsequent to September 2005, as well as an increase in commissions expenses for Avenue A | Razorfish sales and marketing personnel. As of September 30, 2006, there were 22 sales and marketing personnel in our digital marketing services line of business, including 4 at our international agencies, compared to 17 as of September 30, 2005.
     Sales and marketing expenses associated with our digital marketing technologies line of business consist primarily of salaries and commissions and related expenses for our sales force. In addition, these expenses include salaries of sales and marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $3.0 million and $10.6 million during the three and nine months ended September 30, 2006, respectively, from $2.8 million and $7.4 million for the three and nine months ended September 30, 2005, respectively. This increase was primarily due to the addition of sales personnel to support increased sales and marketing efforts. As of September 30, 2006 there were 54 sales and marketing personnel in our digital marketing technologies line of business compared to 51 as of September 30, 2005. Additionally, sales and marketing expenses increased during the three and nine months ended September 30, 2006 due to additional fees paid to the former owners of certain technology we purchased in 2004. These fees are calculated based on the performance of Atlas Rich Media and the fee obligation ends on October 31, 2006.
     Sales and marketing expenses associated with our digital performance media line of business consist primarily of salaries and commissions and related expenses for our DRIVEpm and MediaBrokers sales forces. Over the past year, the digital performance media line of business, particularly DRIVEpm, increased the number of sales personnel significantly. Sales and marketing expense associated with our digital performance media line of business increased to $1.8 million and $4.5 million for the three and nine months ended September 30, 2006, respectively from $0.8 million and $1.4 million for the three and nine months ended September 30, 2005, respectively. Additionally, Franchise Gator, which was acquired in May 2006, contributed $0.5 million and $1.1 million of sales and marketing expenses for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006 there were 23 sales and marketing personnel in our digital performance media line of business compared to 14 as of September 30, 2005.
     Unallocated sales and marketing expenses for the three and nine months ended September 30, 2006 includes stock-based compensation expense of $0.3 million and $1.0 million, respectively, as a result of the adoption of SFAS 123(R) in January 2006. We did not record stock-based compensation expense in 2005.
     General and Administrative
     General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, insurance and other general corporate expenses such as depreciation and facilities costs for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media lines of business consist primarily of a direct allocation of these corporate costs based on several allocation methods including headcount and the percentage of revenue generated by the respective entity. General and administrative expenses increased to $10.0 million and $29.5 million for the three and nine months ended September 30, 2006, respectively, from $8.0 million and $25.7 million for the three and nine months ended September 30, 2005, respectively. The increase in general and administrative expenses was primarily due to stock-based compensation expense of $1.5 million and $4.4 million for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS 123(R). In addition, salary and facilities-related expenses increased due to additional corporate headcount needed to support the growth of our operating units along with costs associated with continued development and support of our corporate financial systems. As of September 30, 2006, there were 166 general and administrative personnel compared to 129 as of September 30, 2005. General and administrative expenses also increased as a result of increased depreciation expense associated with the capital investments made in our corporate infrastructure needed to support the growth of our operating units. The increase in general and administrative expenses for the three months ended September 30, 2006 from the three months ended September 30, 2005 was partially offset by lower bonus expense. The increase in general and administrative costs for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 was partially offset by decreases in our bonus expense and business taxes. The decrease in business taxes is primarily due to the reversal of a business tax accrual of $1.9 million during the three months ended March 31, 2006. The reversal of the tax accrual resulted from the settlement of the audit with the City of Seattle during the three months ended March 31, 2006 as further discussed in Note 2 to our Condensed Consolidated Financial Statements. These adjustments to tax estimates were recorded in the digital marketing services line of business.
     Amortization of Intangible Assets
     Amortization of intangible assets relates primarily to customer relationships purchased through various acquisitions. Amortization of intangible assets was $2.5 million and $6.7 million during the three and nine months ended September 30, 2006 compared to $1.8 million and $5.4 million during the three and nine months ended September 30, 2005. The increase in expense is due to the amortization of intangible assets related to the acquisitions of DNA in December 2005, Franchise Gator in May 2006, Amnesia in July 2006 and Neue Digitale in August 2006. In addition, amortization of intangible assets associated with purchased technology is recorded as a cost of revenue and was $0.2 million and $0.6 million during the three and nine months ended September 30, 2006, respectively and $0.2 million and $0.6 million during the three and nine months ended September 30, 2005, respectively.
     Client Reimbursed Expenses

     Client reimbursed expenses include all reimbursable project expenses that are billable to our clients. These reimbursable project expenses are also recorded as a component of revenue. We recorded $1.6 million and $3.7 million of client reimbursed expenses for the three and nine months ended September 30, 2006, respectively, compared to $1.1 million and $2.7 million for the three and nine months ended September 30, 2005. The increase in client reimbursed expenses is primarily due to increased project expenses incurred to support new clients and increased spending by existing clients in the creative and web development business.
     Income from Operations
     During the three and nine months ended September 30, 2006, the digital marketing services line of business generated $14.3 million and $34.9 million of income from operations, or 21% and 19% of digital marketing services revenue, compared to $8.9 million and $20.5 million, or 18% and 15% of digital marketing services revenue, during the three and nine months ended September 30, 2005, respectively. The digital marketing services line of business experienced an increase in income from operations as a percentage of digital marketing services revenue during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to client support expenses increasing at a slower rate than revenue was generated and a decrease in business taxes, as a result of a change in accounting estimates. The digital marketing services line of business experienced an increase in income from operations as a percentage of digital marketing services revenue during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to client support expenses increasing at a slower rate than revenue was generated and a decrease in business tax expense primarily due to the reversal of a $1.9 million business tax accrual in the first quarter of 2006.
     The digital marketing technologies line of business generated $12.2 million and $36.4 million of income from operations, or 41% and 42% of digital marketing technologies revenue, during the three and nine months ended September 30, 2006, respectively, compared to $10.6 million and $30.9 million, or 45% and 46% of digital marketing technologies revenue, during the three and nine months ended September 30, 2005, respectively. The decrease in operating margins was primarily due to increased cost of revenue as a result of investments made in our technology infrastructure and increased product development expenses primarily due to additional product development personnel. Additionally, increased sales and marketing expenses, primarily a result of hiring additional personnel to support the increase in sales and marketing initiatives, contributed to the decrease in operating margins.
     The digital performance media line of business generated $2.7 million and $7.3 million of income from operations, or 20% and 21% of digital performance media revenue during the three and nine months ended September 30, 2006, respectively, compared to income from operations of $1.0 million and $3.0 million, or 14% and 16% of revenue during the three and nine months ended September 30, 2005, respectively. The increase in income from operations as a percentage of digital performance media revenue is primarily due to improved performance of our advertising campaigns. Campaign performance has improved as the result of a reduction in the cost of media purchased as a percentage of revenue generated by advertising campaigns during the three and nine months ended September 30, 2006. While an increase in client base and spending from existing clients in our digital performance media line of business contributed to growth in revenue, client support expenses remained consistent.
     Interest and Other Income, Net
     Net interest and other income consists primarily of earnings on our cash, cash equivalents, investments and foreign currency transaction exchange gains and losses. Net interest and other income was $4.2 million and $9.6 million for the three and nine months ended September 30, 2006, respectively, compared to $0.5 million and $1.0 million for the three and nine months ended September 30, 2005. The increase in net interest and other income was a result of interest income earned from the investment of proceeds from the equity offering which was completed in March 2006 and the proceeds from the exercise of the over-allotment option in April 2006 combined with higher interest rates on invested cash balances. During the three and nine months ended September 30, 2006 we recognized a $0.2 million foreign currency transaction gain and a $0.3 million foreign currency transaction loss, respectively. During the three and nine months ended September 30, 2005 we recognized foreign currency transaction gains of $0.2 million and $0.5 million, respectively.
     Interest Expense
     Interest expense was $0.6 million and $1.8 million during the three and nine months ended September 30, 2006, respectively, and remained unchanged compared to the same periods in 2005. Interest expense primarily relates to the outstanding convertible debt bearing an annual interest rate of 2.25 percent.
     Provision for Income Taxes
     The provision for income taxes was $9.6 million and $22.9 million during the three and nine months ended September 30, 2006, respectively, compared to $6.2 million and $15.7 million during the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2006 we recorded a provision for income taxes based on an effective tax rate of 41.3% and 40.6%, respectively. During the three and nine months ended September 30, 2005 our effective tax rate was 39.6% and 40%, respectively. For interim reporting purposes, we record our income tax provision based on our estimated annual effective tax rate as of the end of each quarter. The increase in our effective tax rate in 2006 compared to 2005 is primarily due to higher non-deductible stock-based compensation expense resulting from shares granted under our Employee Stock Purchase Plan. Under SFAS No. 123(R) we record compensation expense for the shares issued to our employees under the plan; prior to adopting SFAS No. 123(R) we recorded no expense for these awards. This expense is not deductible for tax purposes and therefore it increases our effective tax rate.
Liquidity, Capital Resources and Commitments
     Since our inception, we have financed our operations primarily through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999 and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. In July 2004, we issued $74.7 million in convertible debt to the sellers of SBI.Razorfish in connection with the acquisition in July 2004. This was subsequently paid off with the proceeds from the issuance in August and September 2004 of $80.0 million in convertible senior subordinated notes due in 2024. In March 2006, we completed a follow-on offering of our common stock which raised net proceeds of $172.3 million. In April 2006 we raised an additional $25.9 million as a result of the exercise in full of the over-allotment option granted to the underwriters of our follow-on public offering. Net proceeds from the equity offering will be used for working capital, general corporate purposes and may also be used to acquire or invest in businesses, products or technologies.
     As of September 30, 2006, we had cash and cash equivalents of $277.5 million, investments of $55.5 million, and $80.0 million of convertible debt on our condensed consolidated balance sheet.
     Net Cash from Operating Activities
     Net cash provided by operating activities was $73.0 million and $33.5 million during the nine months ended September 30, 2006 and 2005, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by non-cash income and expenses such as depreciation and amortization, stock-based compensation expense and changes in operating assets and liabilities, which are influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.
     In the nine months ended September 30, 2006 the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, stock-based compensation, increases in accounts payable and pre-billed media and decreases in our deferred tax assets, which were offset by increases in accounts receivable and excess tax benefits from stock option exercises. The increase in the accounts payable balance is primarily due to the timing of cash payments to publishers and an increase in media spending by our clients during the nine months ended September 30, 2006. Pre-billed media increased primarily due to increased interactive campaign activity for certain clients that are billed in advance for advertising space they plan to use in future periods. Our accounts receivable increased primarily due to the growth of our business, the timing of cash collections from clients and our various acquisitions. The decrease in our deferred tax assets during the nine months ended September 30, 2006 is primarily due to the utilization of net operating loss carry-forwards during the period. Pursuant to the provisions of SFAS No. 123(R), cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized in our income statement have been classified as a reduction of operating cash flows. Prior to adoption of SFAS No. 123(R) the excess tax benefits were reported as operating cash inflows.
     In the nine months ended September 30, 2005 the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, excess tax benefits from option exercises, increases in accounts payable and accrued liabilities, which were offset by increases in accounts receivable. The increase in the accounts payable and accrued liabilities is primarily due to the timing of cash payments to publishers and an increase in media spending by our clients. Our accounts receivable increased primarily due to the growth of our business.
     Net Cash from Investing Activities
     Our investing activities include the purchase and sale of investments, purchases of property and equipment, and the funding of acquisitions. Net cash used in investing activities was $97.7 million and $17.7 million for the nine months ended September 30, 2006 and 2005, respectively. The increase is mainly the result of higher investments in marketable securities and business acquisitions in 2006 compared to 2005.

     In accordance with our investment policy, we purchase primarily investment-grade marketable securities. During the nine months ended September 30, 2006 and 2005, we had net purchases of marketable securities of $19.9 million and $1.0 million, respectively.
     Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, the development of our proprietary technology and leasehold improvements for our facilities. During the nine months ended September 30, 2006 and 2005, capital expenditures were $15.2 million and $14.5 million, respectively.
     The following table summarizes cash used to fund various acquisitions during the nine months ended September 30, 2006 and 2005. Amounts represent cash consideration paid, including transaction costs, post-closing requirements and contingency payments earned, net of cash acquired.

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
iFRONTIER	$26,460	$176
Franchise Gator	19,673	—
DNA	9,877	—
Amnesia	3,108	—
GO TOAST	1,333	583
Neue Digitale	1,244	—
NetConversions	582	188
TechnologyBrokers/Media Brokers	—	758
SBI.Razorfish	—	(41)

Total cash payments	$62,277	$1,664

     Many of our recent acquisitions have related purchase agreements that provide for future contingent payments. These payments are determined based on either the revenue or operating performance or combination of both for the acquired entities over a stated period of time. These payments are recorded as an increase to goodwill when the actual amounts are determined, due to the uncertainty of achieving the financial results. The following table summarizes our estimates of future contingency payments in the period of expected payment should actual results be consistent with management’s current estimates.

	Three Months Ending		Year Ending December 31,
	December 31,
	2006		2007		2008		2009
	Low	High	Low	High	Low	High	Low	High
Digital Marketing Services (1)	$—	$—	$—	$—	$—	$—	$40,000	$74,000
Digital Marketing Technologies/Digital Performance Media (2)	39,000	44,000	—	—	—	—	—	—

Total	$39,000	$44,000	$—	$—	$—	$—	$40,000	$74,000

(1)	In addition to the contingent payments shown in the table, the Company will also make guaranteed payments totaling $5,108 subsequent to September 30, 2006. These guaranteed payments relate to the acquisitions of Neue Digitale and Amnesia and have been accrued on the Condensed Consolidated Balance Sheet as of September 30, 2006.

(2)	Includes estimated contingent payments related to the acquisition of TechnologyBrokers and MediaBrokers.
     Net Cash from Financing Activities
     Our financing activities primarily relate to the proceeds from issuance of common stock through public stock offerings and our stock option and employee stock purchase plans. Starting in 2006, it also includes our excess tax benefits from stock option exercises.
     On March 15, 2006, we completed a follow-on offering of 7.5 million shares of common stock at a purchase price of $24.00 per share. The total net proceeds from the offering were $172.3 million after deducting applicable issuance costs. The follow-on offering of common stock also included an underwriter’s over-allotment option to sell an additional 1.125 million shares. The exercise of the underwriter’s over-allotment option of 1.125 million shares was completed on April 13, 2006. The total net proceeds from the offering, including net proceeds of $25.9 million from the underwriters’ over-allotment shares, were $198.2 million, after deducting applicable issuance costs and expenses.
     Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $14.8 million and $10.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in proceeds was primarily due to the increase in the price of our common stock, increased volume of stock option exercises and an increased employee base participating in our employee stock purchase plan.
     Prior to the adoption of SFAS No. 123(R), we presented all excess tax benefits from the exercise of stock options as operating cash flows. Pursuant to SFAS No. 123(R), the cash flows from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash inflows. For the nine months ended September 30, 2006 cash flows from excess tax benefits on option exercises were $12.4 million. Since we have used the modified-prospective-transition method to adopt SFAS No. 123(R), cash flows in the 2005 comparative period have not been restated to conform to our current presentation.
     We believe that our current cash, cash equivalents and short-term investments, together with cash from operating activities, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, debt service, and future contingent payments for our acquired businesses for at least the next 12 months.
     Contractual Obligations

     As of September 30, 2006, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of September 30, 2006 (in thousands):

	Three Months
	Ending	Year Ending December 31,
	December 31,				2010 and
	2006	2007	2008	2009	Thereafter	Total
Commitments:
Operating leases	$3,040	$11,765	$10,833	$10,206	$46,058	$81,902
Ad content delivery services	697	734	—	—	—	1,431
Convertible debt (including interest payments)	—	1,800	1,800	1,800	107,000	112,400

Total commitments	$3,737	$14,299	$12,633	$12,006	$153,058	$195,733

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk
     The primary objective of our investment activities is to preserve capital and provide liquidity while at the same time optimize returns without significantly increasing risk. As of September 30, 2006 we had short-term and long-term marketable securities of $46.6 million and $9.0 million, respectively. We classify our investments as short term or long term based on their maturities from purchase date and our reasonable expectation as to when they will be converted into cash. We classify all our investments as available-for-sale securities, which are carried at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity. As of September 30, 2006 unrealized losses in our marketable securities were $0.04 million. Our exposure to market risk includes interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are investment-grade debt securities issued by corporations and U.S. government agencies. We hold fixed-rate securities which may have their fair market value adversely impacted due to a rise in interest rates. Our investments are of a short-term nature; as of September 30, 2006 our long-term investment portfolio had a weighted-average time to maturity of less than two years. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our investments and the short term nature of our portfolio, we believe that we are not subject to any material market risk exposure.
     The fair value of our fixed-rate long-term convertible debt is sensitive to changes in interest rates. As of September 30, 2006, we had $80 million in outstanding fixed-rate convertible debt with an interest rate of 2.25%. The fair value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at September 30, 2006, the market value of our fixed-rate long-term convertible debt would be impacted by a net decrease of $0.7 million. These hypothetical gains or losses would not be reflected in the Company’s results of operations or financial conditions under current accounting principles.
     Foreign Currency Exchange Rate Risk
     We maintain bank accounts with balances denominated in British pounds to support our U.K.-based operations. We are subject to foreign currency exchange rate risk on these accounts. Based on the balance of foreign funds at September 30, 2006 of £7.4 million, an assumed 5%, 10% and 20% decrease of the British pound compared to the U.S. dollar would result in fair value declines of $0.7 million, $1.4 million and $2.8 million, respectively.
     Several of our recent acquisitions have related purchase agreements that provide for future contingent payments that are denominated in foreign currencies and are based on the operating performance of the acquired businesses over a period of time. We do not record a liability until the contingency is resolved and the additional consideration is determinable beyond a reasonable doubt. We are subject to foreign exchange risk on these future payments. We have estimated a range for these future payments which is disclosed in Note 3 to our Condensed Consolidated Financial Statements. These future payments have not been recorded in our Condensed Consolidated Balance Sheet as of September 30, 2006. An assumed appreciation of these currencies against the U.S. dollar would result in additional cash payments ranging from $4.0 million to $5.9 million (5% rate appreciation), $8.0 million to $11.8 million (10% rate appreciation) and $15.9 million to $23.6 million, (20% rate appreciation). Any additional payment amounts resulting from foreign exchange rate fluctuations until the contingency is resolved will be recorded as an increase to goodwill with no impact on our future financial results.
     Certain foreign-currency denominated amounts due to the selling shareholders of acquired businesses have been accrued on our Condensed Consolidated Balance Sheet at September 30, 2006. An assumed appreciation of 5%, 10% and 20% of these foreign currencies against the U.S. dollar would result in an increase of our liability of $0.3 million, $0.5 million and $1.0 million, respectively. Foreign currency fluctuations between September 30, 2006 and the date the payment is made for these accrued amounts will be recorded as a foreign currency gain or loss in the Condensed Consolidated Statement of Operations and Comprehensive Income.
     We transact business in the United Kingdom, Germany and Australia and are thus subject to exposure from adverse movements in foreign currency exchange rates. The assets and liabilities of our foreign subsidiaries have functional currencies other than the U.S. dollar and are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar during the nine-months ended September 30, 2006 would have resulted in a reduction of income before provision for income taxes of $1.6 million for the nine months ended September 30, 2006. A 10% adverse change in the foreign currency rates as of September 30, 2006 would have resulted in a $3.8 million decrease of our foreign subsidiaries’ net assets, excluding intercompany balances. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our foreign subsidiaries. Our foreign operations are also subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our results could be adversely affected by changes in these or other factors.
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
Changes in Internal Controls
     No change was made to our internal controls over financial reporting for the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes from risk factors previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 2, 2006, as supplemented by disclosure in Item 1A included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which was filed with the SEC on August 8, 2006.

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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2006.

AQUANTIVE, INC.
By:	/s/ M. WAYNE WISEHART
M. Wayne Wisehart
Chief Financial Officer (Authorized Officer and Principal Financial Officer)