Form 10-K
period 2006-12-31
AQUANTIVE INC
filed 2007-03-01
CIK 1071806

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File Number 0-29361

aQuantive, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-1819567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
821 Second Avenue,	98104
18th Floor, Seattle, Washington	(Zip Code)
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

The aggregate market value of the voting and nonvoting stock held by nonaffiliates of the registrant as of June 30, 2006 was approximately $1,808,287,397.

The number of shares of the registrant’s Common Stock outstanding at February 16, 2007 was 78,296,276.

AQUANTIVE, INC.
2006 FORM 10-K ANNUAL REPORT

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the Registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on May 8, 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year to which this Report relates.

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

From its beginning in 1997, aQuantive has believed in the marketing power of digital media and the importance of delivering services and technologies to drive measurable and accountable results on behalf of clients. As marketers shift budgets from traditional to digital media and the interactive market continues to gain complexity, we believe our experience in and focus on digital marketing service and technology innovation positions us to grow with the industry. aQuantive has the following three segments that help marketers acquire and retain customers and grow their businesses across all digital media:

Digital Marketing Services (DMS).  Our DMS segment consists of Avenue A|Razorfish and a number of other international agencies. Avenue A|Razorfish is an interactive agency that provides a full-service offering, including website development, interactive marketing and creative development and branding. Our DMS segment also includes the interactive agencies DNA, located in London, United Kingdom, Amnesia, in Sydney, Australia, Neue Digitale, in Frankfurt, Germany, and eCrusade, with offices in Hong Kong and Shanghai, China. Each of these interactive agencies help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.

Digital Marketing Technologies (DMT).  Our DMT segment consists of Atlas, a provider of digital marketing technologies and expertise. Atlas’s software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory. Our DMT segment also includes Accipiter, a publisher-side ad serving technology provider. Accipiter provides web publishers an ad serving solution that enables the publisher’s direct sales force to maximize revenue earned from premium display and text placements.

Digital Performance Media (DPM).  Our DPM segment consists of DRIVEpm, MediaBrokers and Franchise Gator. Both DRIVEpm and U.K.-based MediaBrokers are online advertising networks and behavioral targeting businesses, serving as intermediaries between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. Franchise Gator is an extension of the performance media business, focused on the franchise industry, which addresses clients’ needs for online leads. Franchise Gator helps franchise marketers generate leads by presenting prospective franchisees with profiles of franchise opportunities and businesses from a variety of industry sectors, and in turn, providing franchisors with a cost-effective mode of franchise marketing.

Digital Marketing Services

Our Digital Marketing Services segment is composed of a number of interactive agencies, the largest of which is Avenue A|Razorfish, which has offices in a number of U.S. cities. We have recently expanded the geographic scope of our DMS segment through the acquisitions in 2006 of Amnesia in Sydney, Australia, Neue Digitale in Frankfurt, Germany, and eCrusade in China (with offices in Hong Kong and Shanghai), and the acquisition in December 2005 of DNA in London. All of these acquired companies are full-service interactive agencies. By establishing a presence in these markets we are able to provide integrated services to our global brand clients, and to take advantage of opportunities in the rapidly growing European and Asian markets. Each of these agencies design and deliver digital marketing solutions that attract, retain and service our clients’ customers.

Avenue A|Razorfish and our international agencies provide digital marketing services primarily in the following areas:

•	Customer-Focused Websites. Our agencies provide a wide range of website design and development solutions, ranging from rich media experiences that build and enhance consumer brands, to sophisticated web-based applications that enable business-to-business commerce and customer service. Our approach to website design and development begins with an analysis of customer behaviors and motivations. This analysis leads to defining customer segments, intentions and goals, which are merged with a client’s business requirements to create a strategy that achieves our clients’ objectives and enhances the experience of their customers. The goal of this process is to deliver relevant content and a rewarding interactive experience — qualities that help capture and hold customers’ attention. Our website solutions utilize flexible technology platforms and analytics to allow clients to dynamically adjust their websites in response to changing customer demands or market conditions.

•	Enterprise Websites. Our agencies design and develop enterprise solutions, including company intranets, partner extranets, digital dashboards, enterprise portals, eTraining sites and knowledge management systems that are designed to deliver a distinct competitive advantage. Avenue A|Razorfish’s enterprise solutions are designed to help organizations empower their employees and partners with necessary information to perform their jobs efficiently and effectively.

•	Interactive Marketing. Our agencies view the Internet as a powerful channel for managing customer relationships. Through media planning and buying, search engine marketing and optimization, email, customer targeting and profiling and advanced analytics and optimization, we enable marketers to personalize communications with customers, with the goal of ensuring that the right messages reach the right audience through the right media. Our interactive solutions use sophisticated technology to allow marketing to evolve with continued interaction with the user, deepening relationships with each interaction. We are also able to track campaign performance and apply sophisticated data modeling and analytics in order to continually optimize digital media and the creative approach to achieve results for our customers.

•	Creative Development and Branding. Our agencies offer creative development and branding to ensure that the campaigns or websites we develop reflect the knowledge accumulated about our customers’ target audience. Our goal is to create a powerful, emotional experience that resonates with customers from the first moment they encounter a message to their interaction with the website.

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

Offerings for Publishers:  Atlas and the recently acquired Accipiter offer sophisticated technology to Internet publishers for the management and optimization of their online advertising sales, including:

•	Accipiter AdManager, a comprehensive end-to-end solution for managing the delivery of Internet advertising. AdManager allows our clients to increase targeting capabilities, speed ad delivery, and monitor and control inventory projections in real-time. AdManager’s flexible architecture provides innovative online ad management technologies both as an outsourced solution (AdManager Hosted) and as a publisher-hosted solution (AdManager Licensed).

•	Accipiter AdMarket, an automated inventory management solution to help publishers transact efficiently with small and mid-sized advertisers. AdMarket allows our clients to create a text ad marketplace for advertisers to bid for placements directly on its site. Each client can establish the rate structure for its own site, and select the placement categories, page and content areas to make available to advertisers.

•	Atlas Publisher, a highly-scalable ad serving solution focused solely on helping publishers maximize revenue and lower costs associated with performance-focused advertisers. Atlas Publisher can work as a stand-alone ad serving system or in conjunction with our other publisher tools, or a publisher’s existing system. As a feature-rich, analytically-sophisticated series of modules, the Atlas Publisher system helps simplify the challenges publishers face when serving direct marketers.

Digital Performance Media

Our Digital Performance Media segment includes businesses using sophisticated technology and industry expertise to provide performance based marketing opportunities to our clients. This segment includes our online advertising networks DRIVEpm and MediaBrokers and Franchise Gator.

DRIVEpm and MediaBrokers:  DRIVEpm and MediaBrokers are online advertising networks that serve as intermediaries between online publishers and advertisers by procuring online advertising inventory primarily from publishers and reselling that inventory to advertisers on a highly-targeted basis.

DRIVEpm and MediaBrokers provide a broad array of variables that advertisers can use to target potential customers, using data we acquire through various relationships, including our relationship with Atlas. These variables allow us to build campaigns for our clients that focus ad impressions on those users that fit a predetermined customer segment. Among these targeting variables are remessaging to past purchasers or previous visitors, geographic and demographic segmentation information, recency and frequency, time of day data, Internet service provider or domain names, and connection speeds. These variables may be layered to create the custom targets our clients desire. Our targeting offering is sold primarily on a Cost Per Thousand Impressions (CPM) basis.

DRIVEpm and MediaBrokers also provide our clients with the ability to reach their customers on a Cost Per Action (CPA), Cost Per Click (CPC), CPM or a hybrid pricing structure. This allows clients to name the ideal price to pay for an action, click or impression and to control the costs associated with that action. Advertising volume for a client is determined based on their willingness to pay compared with other clients within the DRIVEpm and MediaBrokers networks. We allow our clients to modify the price or bid they are willing to pay to help increase overall volume and performance. Rather than guaranteeing overall volume of ads to be served, we allow clients to maximize their marketing budget by paying only when their desired action occurs.

Franchise Gator:  Franchise Gator is an Internet-based franchise pay for performance marketing service. Via its website, www.franchisegator.com, Franchise Gator presents prospective franchisees with profiles of hundreds of leading franchise opportunities and businesses from 100+ industry sectors. In turn, Franchise Gator provides franchisors with a quality, cost-effective mode of franchise marketing.

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

Our interactive agencies attract clients primarily through a consultative approach, using our client service teams to propose integrated solutions for clients’ Internet advertising and consulting needs. Atlas, Accipiter and Franchise Gator attract clients primarily through their respective domestic and international sales forces. DRIVEpm and MediaBrokers attract new clients primarily through referrals from existing Avenue A|Razorfish and Atlas clients, and through their domestic and international sales forces.

Customers

Since we were founded in 1997, we have sold online marketing products or services to numerous agencies, marketers and publishers in a wide range of industries. One customer represented approximately 10%, 11% and 13% of our revenue in 2006, 2005 and 2004, respectively.

Digital Marketing Services.  Our agencies serve clients across a variety of industry sectors, primarily targeting Fortune 1000 clients with large and complex online marketing requirements. Our clients include companies in the financial services, travel and entertainment, retail, consumer packaged goods, pharmaceutical, technology and telecommunications sectors.

Digital Marketing Technologies.  Our Atlas technology offerings are sold to three target customer groups. Interactive agencies utilize Atlas to manage and deliver online campaigns on behalf of their clients. Enterprise marketers utilize Atlas to manage and deliver their own online campaigns. Finally, publishers utilize Accipiter services to manage delivery of premium inventory, and Atlas Publisher to maximize revenue and lower costs associated with performance-focused marketers.

Digital Performance Media.  Customers of DRIVEpm and MediaBrokers are primarily interactive agencies and direct advertisers. Customers of Franchise Gator are primarily companies offering franchise opportunities.

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

Our digital marketing services segment competes primarily with companies that offer interactive advertising and digital marketing services. Current competitors include:

•	Interactive advertising agencies, including Internet advertising arms of traditional advertising agencies, and other companies that provide marketing services, such as Agency.com, Carat, Digital Edge, Digitas, Euro RSCG 4D, Grey Digital Marketing and Ogilvy Interactive.

•	Technology system integrators in the digital marketing services market, such as IBM Global Solutions and Accenture.

Our digital marketing technologies segment competes primarily with five categories of competitors:

•	Third-party ad serving companies and campaign management technology companies, such as DoubleClick and ValueClick.

•	Publisher ad serving companies, such as DoubleClick and 24/7 Real Media

•	Search management tool providers, such as Did-it and BidRank.

•	Rich Media tool providers, such as Eyeblaster and PointRoll.

•	Website usability and effectiveness metrics tool providers, such as Keynote Systems, Optimost and Offermatica.

Our digital performance media segment competes primarily with providers of performance media in three categories:

•	Online advertising networks and aggregators, such as Advertising.com and ValueClick, BURST! Media and Tribal Fusion, as well as Marchex’s IndustryBrains, Quigo and Kanoodle.

•	Publisher tool providers, such as TACODA Systems and Revenue Science.

•	Companies that provide broad distribution of advertising across the Internet such as AOL, MSN, Yahoo and Google.

Further, our digital performance media line of business, through Franchise Gator, competes with other marketers offering franchise information and opportunities, such as Franchise Solutions, Franchise Opportunities and BISON.

Intellectual Property

To protect our proprietary rights, we rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality agreements with our employees and consultants, and confidentiality provisions in our vendor and client agreements.

We have obtained U.S. and international trademark registration for, among others, “AQUANTIVE,” “ATLAS,” “AVENUE A,” “RAZORFISH,” and “DRIVE PERFORMANCE MEDIA.” We also seek to protect our proprietary rights through patent protection, and have more than ten pending patent applications in the United States for aspects of our technologies, processes and methods. To date we own two issued U.S. patents, one of which was issued in 1999, and the other in 2006. In addition, we hold licenses to several patents owned by third parties.

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

Our privacy policies include provisions for, among other technologies, “cookies” and “Web Beacons,” also known as action tags or 1x1 pixel gifs, which we may use to measure the effectiveness of our clients’ advertising campaigns. A cookie is a small file of information stored on a user’s computer that allows us to recognize that user’s browser when we serve advertisements or Web Beacons. A Web Beacon functions similarly to a banner ad, except that the Web Beacon is not usually visible. Our Web Beacons may be placed on specific pages of our clients’ websites. These technologies allow us to collect non-personal information, which is used to track advertising effectiveness and to reduce the amount of ads that users see repeatedly. They can also enhance the Internet experience for the user by increasing the level of personalization and relevant content on the Internet. The cookies we use in connection with ad serving and reporting are not used to identify an individual user or gather personal information. Users who do not wish to have us collect information using cookies on their computers can opt out using an opt out link provided on our Atlas website, or via the Network Advertising Initiative, of which Atlas is a founding member.

Company History and Recent Acquisitions

We were founded in 1997 under the name of Avenue A, Inc. and incorporated in February 1998 as a Washington corporation. Our initial public offering took place in February 2000. In 2001, we established separate business units, DMS and DMT, whereby Atlas could sell the proprietary campaign management technology developed through Avenue A to other agencies and direct advertisers. In 2003, we renamed the company aQuantive, Inc. and established Avenue A and Atlas as subsidiaries. In early 2004, our third business unit, DPM, was formed. Avenue A has since been rebranded as Avenue A|Razorfish,

Over the years, aQuantive has grown through a combination of organic growth and acquisitions. Our recent acquisitions include:

•	The acquisition in December 2006 of Accipiter Solutions, a publisher-side ad serving technology provider.

•	The acquisition in October 2006 of Hong Kong-based eCrusade, an interactive advertising and web development agency that was incorporated into our DMS segment while retaining its brand identity.

•	The acquisition in August 2006 of Germany-based Neue Digitale, an interactive advertising and web development agency that was incorporated into our DMS segment while retaining its brand identity.

•	The acquisition in July 2006 of Amnesia, an Australia-based interactive advertising and web development agency that was incorporated into our DMS segment while retaining its brand identity.

•	The acquisition in May 2006 of Franchise Gator performance media provider that was incorporated into our DPM segment while retaining its brand identity.

•	The acquisition in December 2005 of U.K.-based DNA, an interactive advertising and web development agency that was incorporated into our DMS segment while retaining its brand identity.

•	The acquisition in July 2004 of SBI.Razorfish, an Internet marketing, web development, design and consulting firm. We combined its capabilities with Avenue A, rebranding the combined agency as Avenue A|Razorfish.

•	The acquisition in July 2004 of U.K.-based TechnologyBrokers and MediaBrokers. Prior to the acquisition, TechnologyBrokers was the sole provider of sales and client support for Atlas customers in Europe and subsequent to the acquisition it has been renamed Atlas Europe. MediaBrokers purchases and resells publisher inventory to advertisers on a targeted basis and is now the European arm of our DPM business unit.

•	The acquisition in February 2004 of NetConversions, a website usability technology provider, which has been incorporated into the Atlas business as Atlas Site Optimization.

Employees

As of December 31, 2006, we had 2,106 employees. We believe that we have good relationships with our employees. None of our employees is represented under a collective bargaining agreement or by a union. We believe that our future success will depend in part on our ability to attract, integrate, retain and motivate highly skilled personnel and upon the continued service of our senior management.

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

Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. It is possible that in the future our operating results in a particular quarter or quarters will not meet the expectations of securities analysts, investors or us. If our operating results fail to meet these expectations, the market price of our common stock could decline. As is typical in our industry, certain aspects of our business may experience seasonality. For example, our first calendar quarter is impacted by relatively lower web media advertising expenditures, while we typically benefit in our fourth quarter from increased advertising expenditures. Other portions of our business have somewhat different seasonal patterns. In addition, our margins in the first quarter are impacted by compensation increases and other expenses typically incurred in that quarter. To date, our quarterly revenue growth has largely masked any seasonality effects; however, seasonality may have a more pronounced effect on our operating results in the future. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict the future performance of our stock price.

We may not be able to compete successfully in the market for Internet advertising.

The market for Internet advertising and consulting services is competitive. In the digital marketing services segment, Avenue A|Razorfish competes with interactive advertising agencies, including Internet advertising arms of traditional advertising agencies, and other companies that provide marketing services, such as Agency.com, Carat, Digital Edge, Digitas, Euro RSCG 4D, Grey Digital Marketing and Ogilvy Interactive. We also compete in the digital marketing services market with several technology system integrators, such as IBM Global Solutions and Accenture. Our digital marketing technologies, through Atlas, compete with third-

party ad serving companies and campaign management technology companies, such as DoubleClick and ValueClick, and Rich Media tool providers, such as Eyeblaster and Pointroll. In addition, the Atlas Search offering competes with providers of search management capabilities, such as Did-it and Bid Rank, and Atlas Site Optimization competes with providers of website usability and effectiveness metrics tools, such as Keynote Systems, Optimost and Offermatica. Our digital performance media, through DRIVEpm and MediaBrokers, competes with providers of performance media such as Advertising.com and ValueClick, BURST! Media and Tribal Fusion, as well as Marchex’s IndustryBrains, Quigo and Kanoodle; publisher tool providers, such as TACODA Systems and Revenue Science; and companies that provide broad distribution of advertising across the Internet, such as AOL, MSN, Yahoo and Google. Further, our digital performance media line of business, through Franchise Gator, competes with other marketers offering franchise information and opportunities, such as Franchise Solutions, Franchise Opportunities and BISON.

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

We have offices in a number of countries in Asia, Europe and Australia, and we market, sell and distribute our products and services in a number of foreign countries. We have limited experience in managing foreign operations, in developing localized versions of our products and in marketing, selling and distributing our products and services internationally. Our foreign operations subject us to foreign currency exchange risks. We currently do not use hedging instruments to mitigate foreign currency exchange risks.

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

Our business would be harmed by the loss of any of our major clients, a reduction in the Internet advertising or marketing budgets of any of these clients or any significant reduction in revenue and profits generated from these clients. Current clients may decide not to continue purchasing advertising or marketing services from us or may significantly reduce their advertising or marketing spending, and we may not be able to successfully attract additional clients. For example, in July 2003, a major client discontinued its use of most of our services. A single customer accounted for 10%, 11% and 13% of our revenues in 2006, 2005 and 2004, respectively. In addition, the non-payment of amounts due to us from one or more of our significant clients could harm our business.

Our client contracts have short termination periods, and the loss of a significant one of these contracts in a short period of time would harm our business.

We derive a significant portion of our revenue from the sale of advertising services under advertising campaign services contracts, all of which are terminable upon 90 days’ or less notice. In addition, these contracts generally do not contain penalty provisions for termination before the end of the contract term. A significant portion of our revenue is derived from the provision of Internet marketing and consulting services, which tend to be project based and terminable on short notice. The non-renewal, termination or deferral of a significant number of these contracts or the termination or deferral of engagements for Internet marketing and consulting services in any one period could cause an immediate and significant decline in our revenue and harm our business.

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

We have completed several acquisitions in recent years and we may in the future acquire or make investments in other businesses, or acquire products and technologies, to complement our current businesses. Any future acquisition or investment may require us to use significant amounts of cash, issue potentially dilutive equity securities or incur debt. In addition, acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, services and personnel of acquired businesses;

•	ineffectiveness or incompatibility of acquired technologies or services;

•	additional financing required to make contingent payments;

•	unavailability of favorable financing for future acquisitions;

•	potential loss of key employees of acquired businesses;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	responsibility for liabilities of acquired businesses;

•	diversion of management’s attention from other business concerns;

•	inability to maintain our standards, controls, procedures and policies, which could affect our ability to receive an unqualified attestation from our independent accountants regarding management’s required assessment of the effectiveness of our internal control structure and procedures for financial reporting; and

•	increased fixed costs.

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

New federal and state legislation or regulations could limit our ability to conduct targeted advertising campaigns and compile data, including limitations on our use of cookie or Web Beacon technology that we use to formulate campaign strategies and measure campaign effectiveness. The U.S. Congress and state legislatures may enact legislation aimed at regulating the collection and use of data from Internet users. For example, initial drafts of proposed legislation intended to regulate spyware also covered technologies like cookies and Web Beacons. In addition, Committees of both the U.S. Senate and House of Representatives have conducted hearings regarding user profiling, the collection of non-personally identifiable information, and online privacy and matters that relate to our business.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during 2006, the sales price of our common stock ranged from $19.56 to $29.94 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Our services are substantially dependent on certain systems provided by third parties over whom we have little control. Interruptions in our services could result from the failure of telecommunications providers and other third parties to provide the necessary data communications capacity in the time frame required. Our ad serving systems and computer hardware are primarily located in the Seattle, Washington metropolitan area and in Weehawken, New Jersey, Dallas, Texas, Boston, Massachusetts and London, England at facilities operated by Savvis, Inc., AT&T Inc. and MCI Worldcom Communications, Inc. Additionally, Akamai Technologies, provides content delivery for us at its facilities. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend upon Internet service providers that provide access to our services. In the past, we have occasionally experienced significant difficulties delivering advertisements to Internet advertising networks and websites due to system failures unrelated to our own systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could impair our ability to deliver advertisements and harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

ITEM 2.	PROPERTIES

Our digital marketing services line of business and corporate headquarters lease 76,100 square feet of office space in Seattle, Washington for its principal offices. This lease expires in October 2012. Our digital marketing services line of business also leases office space in New York City (79,700 square feet), London, (10,000 square feet), San Francisco (39,700 square feet), Philadelphia (26,900 square feet) and Chicago (23,600 square feet). The New York City lease expires in October 2015, the London lease expires in March 2013, the San Francisco lease expires in June 2008, the Philadelphia lease expires in March 2011, and the Chicago lease expires in November 2011. We also lease smaller offices in several domestic and international locations.

Our digital marketing technologies and digital performance media lines of business lease 68,800 square feet of office space for their principal offices in Seattle, Washington. These leases expire in April 2009 and May 2011. Our digital marketing technologies line of business also leases sales offices in a variety of domestic and international locations.

Our ad serving systems and computer hardware are primarily located at facilities operated by Savvis Inc. in the Seattle metropolitan area, Weehawken, New Jersey, and Dallas, Texas, by AT&T Inc. in Boston, Massachusetts and by MCI Worldcom Communications, Inc. in London, England. Our agreement with Savvis, Inc. expires in June 2007 with automatic one-year renewals. Our agreement with AT&T has a two year term, expiring in March 2007 and our agreement with MCI has a three year term, expiring in May 2007. We plan to renew both contracts in 2007.

We believe that our existing facilities, together with additional space we believe we can lease at reasonable market rates, are adequate for our near-term business needs.

ITEM 3.	LEGAL PROCEEDINGS

IPO Securities Litigation.  In June 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against Avenue A, Inc.

(now aQuantive), some of its directors and officers, and various underwriters of its initial public offering and, in separate actions, against Razorfish, Inc. (which we acquired with SBI.Razorfish), some of its directors and officers, and various underwriters of its initial public offering. Plaintiffs generally allege that the named defendants in the Avenue A and Razorfish actions violated Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, because the prospectuses related to Avenue A’s and Razorfish’s offerings failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offerings. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21MC92. The consolidated amended complaints in the Avenue A and Razorfish actions seek unspecified damages on behalf of purported classes of purchasers of Avenue A’s and Razorfish’s common stock. In the Avenue A action, the alleged class period is February 28, 2000 to December 6, 2000. In the Razorfish action, the alleged class period is April 26, 1999 to December 6, 2000.

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

In June 2003, a proposed settlement of the litigation was structured between the plaintiffs, the issuer defendants in the coordinated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. Avenue A and Razorfish conditionally approved the proposed partial settlement in the Avenue A action and Razorfish action, respectively. The stipulation of settlement for the release of claims against the issuer defendants, including Avenue A and Razorfish, was submitted to the court in June 2004. On February 15, 2005, the court preliminarily approved the settlements in the coordinated actions contingent on specified modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement but has yet to rule on that motion. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Avenue A nor Razorfish is one of the test cases and it is unclear what impact, if any, the Second Circuit’s decision will have on the classes in the Avenue A and Razorfish cases. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. We do not believe we have any material financial exposure related to this litigation, and if we were to have financial exposure we believe it would be covered by insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market (symbol “AQNT”). The number of shareholders of record of our Common Stock at February 16, 2007, was approximately 315.

High and low sales prices for our Common Stock as quoted on the Nasdaq Global Select Market for the periods indicated are as follows.

	Stock Price
Year	High	Low

Fiscal 2005 (ended December 31, 2005)
First Quarter	$11.94	$8.59
Second Quarter	18.15	10.55
Third Quarter	21.11	15.58
Fourth Quarter	28.00	17.76
Fiscal 2006 (ended December 31, 2006)
First Quarter	$29.94	$20.95
Second Quarter	28.28	20.56
Third Quarter	26.49	19.56
Fourth Quarter	29.06	20.88

We have never declared or paid any cash dividends on our Common Stock. We currently anticipate that we will retain all future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue	$442,211	$308,405	$157,937	$221,966	$132,650
Income (loss) from operations	79,873	60,981	26,546	9,495	(6,820)
Net income (loss)	$53,954	$35,181	$42,883	$11,784	$(4,593)
Basic net income (loss) per share	$0.72	$0.55	$0.70	$0.20	$(0.08)
Diluted net income (loss) per share	$0.64	$0.48	$0.62	$0.17	$(0.08)
Shares used in computing basic net income (loss) per share	74,739	64,099	61,225	59,304	58,270
Shares used in computing diluted net income (loss) per share	85,919	76,516	69,412	68,354	58,270

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$147,795	$76,734	$24,555	$32,797	$32,248
Working capital	266,666	114,676	59,991	105,618	103,389
Total assets	952,328	508,660	386,223	200,759	157,726
Long-term obligations	87,941	85,183	83,466	1,288	—
Total liabilities	384,502	251,720	199,726	70,220	44,889
Total shareholders’ equity	567,826	256,940	186,497	130,539	112,837

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Annual Report contains forward-looking statements that involve risks and uncertainties. Forward looking statements include, among other things, our expectations and outlook related to our performance in 2007. Our actual results could differ materially from those discussed below. Additional factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors”, included elsewhere in this Annual Report. When used in this document, the words “believes,” “expects,” “anticipates,” “intends,” “plans” and similar expressions, are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction to aQuantive’s lines of business and an overview of the significant highlights for the year ended December 31, 2006. This is followed by a discussion of the critical accounting policies and judgments that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We next discuss our results of operations for 2006 compared to 2005 and 2004. We then provide an analysis of changes in our cash flows, and discuss our financial commitments in the section titled “Liquidity, Capital Resources and Commitments.”

Overview

We are a digital marketing services and technology company that helps marketers acquire, retain and grow customers across digital media. We are organized into three lines of business: digital marketing services, digital marketing technologies, and digital performance media.

Acquisitions and Comparability of Operations

Our results of operations for the fiscal years ended 2006, 2005 and 2004 include the results of several acquisitions included in the table below. The results of these acquisitions should be factored into the comparison of our 2006, 2005 and 2004 results.

Company	Acquisition Date	Segment	Location

Accipiter	December 2006	DMT	United States
e-Crusade	October 2006	DMS	China
Neue Digitale	August 2006	DMS	Germany
Amnesia	July 2006	DMS	Australia
Franchise Gator	May 2006	DPM	United States
DNA	December 2005	DMS	United Kingdom
Atlas Europe	July 2004	DMT	United Kingdom
MediaBrokers	July 2004	DPM	United Kingdom
SBI.Razorfish	July 2004	DMT	United States
NetConversions	February 2004	DMT	United States

Digital Marketing Services (DMS)

Our DMS segment consists of Avenue A|Razorfish and a number of other international agencies. Avenue ARazorfish is an interactive advertising agency that provides a full-service offering, including website development, interactive marketing and creative development and branding. Our DMS segment also includes our international interactive advertising agencies DNA, located in London, United Kingdom, Amnesia, located in Sydney, Australia, Neue Digitale, located in Frankfurt, Germany, and e-Crusade, with offices in Hong Kong and Shanghai, China.

During 2006, our DMS segment experienced significant growth from both Avenue A|Razorfish and the acquisitions of several international creative and interactive agencies. The growth in the web development and web media markets led to both an increase in our client base and increased spending from Avenue A|Razorfish’s existing clients.

Our DMS segment experienced an increase in income from operations as a percentage of DMS revenue during 2006 primarily due to client support expenses increasing at a slower rate than revenue and the extinguishment of certain media liabilities from prior years recorded as other operating income. Additionally the increase was due to a decrease in business tax expense primarily due to the reversal of a business tax accrual in the first quarter of 2006.

In 2007, we expect the Avenue A|Razorfish business to continue to grow by increasing our client base and increasing spending from existing clients. Additionally, we expect the revenue contribution from our international agencies to increase during 2007. We expect our client support and sales and marketing expenses to increase in line with the growth in revenue. Within our DMS segment, we expect income from operations as a percentage of revenue for the full year 2007 to be slightly lower than 2006, due to the 2006 benefits derived from the extinguishment of certain media liabilities and the reversal of a business tax accrual, and due to the full year inclusion of the international agencies acquired in 2006, some of which have lower percentages of income from operations to revenue. We continue to believe international markets represent long-term growth opportunities for us, and therefore, expect to make additional investments to support international growth into European, Asian and Latin American markets.

Digital Marketing Technologies (DMT)

Atlas offers digital marketing technology solutions for advertising agencies, enterprise marketers (large companies who manage their own marketing programs) and publishers. We provide advertising agencies and enterprise marketers with online advertising campaign management, rich media, search engine marketing, and website optimization tools and services through our proprietary Atlas Digital Marketing Suite. Our Atlas Publisher is a technology product that enables select publishers to increase revenue by utilizing lower value and remnant inventory. Our DMT segment also includes Accipiter, a publisher-side ad serving technology provider. Accipiter provides web publishers an ad serving solution that enables the publisher’s direct sales force to maximize revenue earned from premium display and text placements.

Our DMT segment grew substantially during 2006 with increased usage of our Atlas Digital Marketing Suite by both new and existing customers. An increase in ad serving volume during the year accounts for the majority of increased revenue for the DMT segment. In addition, the acquisition of Accipiter in December 2006 has increased the DMT segment’s presence in the Internet publisher market and we expect revenue from our publisher technologies to increase during 2007.

Operating income as a percentage of DMT revenue decreased during 2006 compared to 2005 due to increased cost of revenue resulting from a larger number of rich media advertisements served over the Internet and increased investments in both product development and our technology infrastructure to support the growth of our DMT segment.

In 2007, we expect the growth of this segment to continue to be driven by increased sales efforts for our Atlas Digital Marketing Suite, international expansion and an increase in revenue from Atlas Rich Media. We also expect revenue growth from our publisher technologies in 2007 due to the contribution from Accipiter. Additionally, investments in product development are expected to continue to increase and will be focused mainly on the development of technology acquired from Accipiter and continued development of Atlas Publisher, Atlas Rich Media, new technologies and additional components of the Atlas Digital Marketing Suite. Due to the acquisition of Accipiter and the expected increase in product development expenses, we expect operating income as a percentage of revenue to be lower in 2007 when compared with 2006.

Digital Performance Media (DPM)

Our DPM segment includes businesses using sophisticated technology and industry expertise to provide performance based marketing opportunities to our clients. This segment includes our online advertising networks DRIVEpm, MediaBrokers and recently acquired Franchise Gator.

The growth in our DPM segment during 2006 was primarily due to an increase in the client base and increased spending from existing clients. The sales team for DRIVEpm grew substantially during 2006 and contributed to the growth in revenue. Additionally, the acquisition of Franchise Gator in May 2006 contributed to the growth of our business.

Income from operations as a percentage of DPM revenue increased during 2006 primarily due to the improved performance of our advertising campaigns. Improved campaign performance led to lower cost of revenue expenses as a percentage of DPM revenue. This increase was slightly offset by the impact of the acquisition of Franchise Gator during 2006.

In 2007, we anticipate continued strong growth in the digital performance media line of business. We expect this growth to be driven by new clients in addition to the expansion of MediaBrokers throughout Europe. We expect income from operations as a percentage of revenue to increase slightly for our existing operations in the U.S. and the U.K. based on expected further reduction in the cost of media purchased as a percentage of revenue during 2007. However, we expect our expansion into additional European markets and the inclusion of Franchise Gator’s results for the full year, to partially offset this improvement. We expect Franchise Gator to have a lower percentage of income from operations to revenue than the DPM segment as a whole during 2007, however our long-term expectation is that this percentage will improve over time.

Recent Developments

In January 2007 we formed a capital and business alliance with Digital Palette, Inc. through the acquisition of 19.4 percent of its outstanding common shares. Digital Palette is a Japanese corporation engaged in planning, production and consulting services focusing on digital content. Dentsu, Inc., the largest marketing services firm in Japan, is the majority shareholder of Digital Palette. We plan to build a close relationship with Digital Palette through such activities as joint training programs to facilitate the sharing of know-how and collaboration in developing new clients, and use Digital Palette as our main base in Japan.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with GAAP in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. A company’s most critical accounting policies are the ones that are most important to the portrayal of the company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition for Fixed Price Contracts

Avenue A|Razorfish and our other international agencies follow Statement of Position (SOP) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and recognize revenue from fixed-fee consulting contracts as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hours. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including utilization and efficiency variances and specification and testing requirement changes.

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, including estimating future cash flows from the acquired business, determining appropriate discount rates, asset lives and other assumptions. Our process to determine the fair value of the non-compete agreements, customer relationships, developed technology and other intangibles includes the use of estimates including: the potential impact on operating results if the non-compete agreements were not in place; revenue estimates for customers acquired through the acquisition based on an assumed customer attrition rate; estimated costs willing to be incurred to purchase the capabilities gained through the developed technology; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of an entity’s growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine long-range planning process.

Accounting for Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist at the reporting unit level, to determine if the recorded goodwill is impaired. A reporting unit level is defined as an operating segment or one level below an operating segment. This determination requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Our impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value, our review process uses the income method and is based on market multiples or a discounted future cash flow approach that uses estimates including the following: revenue based on assumed market segment growth rates; estimated costs; and appropriate discount rates based on the particular business’s weighted average cost of capital. Our estimates of market segment growth and costs are based on historical data, various internal estimates and a variety of external sources. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis by comparison to available and comparable market data. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment of each reporting unit which, in turn, could have a material adverse effect on our operating results. During the fourth quarter of 2006, we completed our most recent review, which did not result in the recording of an impairment charge. We will perform our next annual review during the fourth quarter of 2007 or earlier if potential impairment indicators arise. We may incur charges for the impairment of goodwill in the future if a reporting unit fails to achieve our assumed revenue growth rates or assumed operating margin results.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance for deferred tax assets if we determine that it is more likely than not that the asset will not be fully realized. Judgment is required in determining our taxes payable and in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns and in assessing the realization of net deferred tax assets. Variations in the actual outcome of these future tax consequences or different tax positions in our tax returns could materially impact our financial position, results of operations, or cash flows.

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

The fair value of each option grant, nonvested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model and various inputs to the model. Expected volatilities were based on historical volatility of our stock and implied volatility from traded options on our stock. Prior to the adoption of SFAS No. 123(R), volatility was calculated based only on historical volatility of our stock. The expected term was derived from the analysis of various hypothetical settlement scenarios and represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate was the U.S. treasury rate corresponding to the expected term of the option, and dividends were assumed to be zero. These inputs are based on our assumptions, which include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards.

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

As of December 31, 2006, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $28.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Estimates and Assumptions Related to Financial Statements

The discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those affecting revenues, obligations related to employee benefits, stock-based compensation expense, the allowance for doubtful accounts, allowance for sales credits, intangible assets, goodwill, state, local and federal income taxes and legal contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our segmental information included in Note 15 to our consolidated financial statements.

Revenue

Revenue increased to $442.2 million for the year ended December 31, 2006 , from $308.4 million and $157.9 million for the years ended December 31, 2005 and 2004, respectively. The increase in revenue is primarily due to the growth in demand for digital marketing services and technologies, new client wins, increased spending from existing clients and additional revenue contributed by acquisitions.

Revenue from digital marketing services increased to $267.6 million during the year ended December 31, 2006, from $189.8 million and $87.7 million for the years ended December 31, 2005 and 2004, respectively. Avenue A|Razorfish revenue consistently increased throughout 2006 due to an increase in our clients’ advertising budgets leading to larger web development projects and increased volumes of media utilized in advertising campaigns in addition to an increasing client base. In 2006, our four acquired international interactive agencies contributed $28.8 million of revenue. In 2005 we acquired one international agency which added $1.0 million of revenue in that year.

Revenue from digital marketing technologies increased to $122.4 million for the year ended December 31, 2006 from $92.3 million and $60.9 million for the years ended December 31, 2005 and 2004, respectively. The increase in revenue is primarily the result of increased use of the Atlas Digital Marketing Suite and increased volumes of advertisements delivered over the Internet by existing customers combined with a consistent increase in client base over the past two years of both agencies and direct advertisers around the world. Atlas Rich Media has also contributed to revenue growth due to an increase in demand for rich media advertisements and customer response to the integration of Atlas Rich Media in the Atlas Digital Marketing Suite.

Revenue from digital performance media increased to $52.3 million for the year ended December 31, 2006, from $26.4 million and $9.4 million during the years ended December 31, 2005 and 2004, respectively. The increase in revenue in 2006 compared to 2005 is primarily due to our increased client base and an increase in spending from existing clients in addition to the acquisition of Franchise Gator, which was acquired in May 2006. The increase in revenue in 2005 compared to 2004 is primarily due to the acquisition of MediaBrokers in July 2004.

Cost of revenue

Cost of revenue was $67.6 million, $38.3 million and $22.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. Cost of revenue increased primarily due to the growth of our digital marketing technologies and digital performance media lines of business and the acquisition of DNA in December 2005.

Cost of revenue associated with our digital marketing services segment relates to our UK-based interactive agency DNA, which was acquired in December 2005. Unlike our other agencies, because of the structure of its contracts with its customers and publishers. DNA presents revenue on a gross basis and therefore cost of revenue includes the cost of media purchased for DNA’s clients.

Cost of revenue associated with our digital marketing technologies segment consists primarily of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of technology used to display advertisements over the Internet. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $32.9 million for the year ended December 31, 2006 from $22.6 million and $15.2 million for the years ended December 31, 2005 and 2004, respectively. Cost of revenue has increased in 2006 compared to 2005 primarily due to additional technology support personnel added to support the growing technology infrastructure demands resulting in an increase of salary and related expenses. The increase in cost of revenue was also due to an increase in depreciation expense related to capital investments in our technology infrastructure and increased bandwidth costs related to the increased volume of advertisements delivered over the Internet, in addition to the increase in rich media being utilized by our clients. The increase in cost of revenue in 2005 compared to 2004 was primarily due to the increased volume of advertisements delivered over the Internet.

Cost of revenue associated with our digital performance segment was $27.8 million, $15.4 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004 respectively, and relates to the cost of the advertising space purchased from websites to resell to our clients. The increase in cost of revenue in 2006 compared to 2005 is primarily due to an increased client base and increased spending levels from our existing clients. The increase in cost of revenue in 2005 compared to 2004 is mainly due to the acquisition of MediaBrokers in July 2004.

Cost of revenue for the year ended December 31, 2006 also includes stock-based compensation expense of $0.6 million as a result of the adoption of SFAS 123(R) in January 2006. This amount has not been allocated to segments. We did not record stock-based compensation expense in 2005 or 2004.

Client Support

Client support expenses associated with our digital marketing services segment consist primarily of salaries and related expenses for client support personnel for our US-based interactive advertising agency, Avenue A|Razorfish and our international creative and interactive agencies acquired in 2005 and 2006. Client support also includes expenses for contractors retained for their specialized skill sets to work on client projects. Client support expenses associated with digital marketing services increased to $184.7 million for the year ended December 31, 2006 from $135.8 million and $65.5 million for the years ended December 31, 2005 and 2004, respectively. The increase in client support expenses in 2006 compared to 2005 was primarily due to the growth of Avenue A|Razorfish and the acquisition of our international creative and interactive agencies which contributed additional expenses of $17.8 million in 2006 compared to 2005 and $0.7 million in 2005 compared to 2004. The primary reason for increased client support expenses at Avenue A|Razorfish was the addition of client support personnel to support increased spending from existing clients and to support new clients. The increase in client support expenses in 2005 compared to 2004 was primarily due to the acquisition of SBI.Razorfish which contributed only five months of client support expenses during the year ended December 31, 2004. In addition to the impact of the acquisition of SBI.Razorfish, the increase in client

support expenses was due to additional client support personnel hired to support increased Avenue A|Razorfish activity.

Client support expenses associated with our digital performance media segment consist primarily of salaries and related expenses for client support personnel for DRIVEpm, MediaBrokers and Franchise Gator. Client support expenses associated with digital performance media were $4.3 million during the year ended December 31, 2006 compared to $2.4 million and $1.4 million during the years ended December 31, 2005 and 2004, respectively. Client support expenses have increased in 2006 compared to 2005 due to increased headcount and increased salary and related expenses contributed by Franchise Gator, which was acquired in May 2006. This increase was partially offset by a decrease in commissions earned by client support personnel. Over the past several quarters, DRIVEpm has shifted its sales focus to business development, and established a dedicated sales team. Sales activities had previously been primarily performed by client support personnel. Expenses related to the dedicated sales team, including commissions, are included in sales and marketing expense in 2006. Client support expenses increased in 2005 compared to 2004 primarily due to the acquisition of MediaBrokers in July 2004.

Client support expenses for the year ended December 31, 2006 also include stock-based compensation expense of $9.2 million as a result of the adoption of SFAS 123(R) in January 2006. This amount has not been allocated to segments. We did not record stock-based compensation expense in 2005 or 2004.

Product Development

Product development expenses consist primarily of salaries and related expenses for product development personnel associated with our digital marketing technologies segment. Product development expenses increased to $13.5 million for the year ended December 31, 2006 compared to $9.3 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively. The increase in expense during 2006 compared to 2005 is primarily due to an increase in product development personnel necessary to support the continued development of Atlas Publisher, Atlas Rich Media and Atlas Search, enhance our existing Atlas Digital Marketing Suite and invest in new technologies. The increase in 2006 is also attributed to lower capitalization of certain direct costs incurred in the development of our Atlas Digital Marketing Suite and Atlas on Demand. During the year ended December 31, 2006, we capitalized $1.2 million of certain direct costs in accordance with the guidance provided in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Similarly, we capitalized $1.9 million and $0.9 million of such costs in December 31, 2005 and 2004, respectively. The decrease in capitalization of direct costs is due to the change in focus from the development of new functionalities during 2005 to the enhancement of existing functionalities during 2006. The increase in product development expenses during 2005 compared to 2004 was primarily due to an increase in product development personnel necessary to integrate the technologies acquired to support our search engine and rich media capabilities and enhance our existing Atlas Digital Marketing Suite.

Product development expenses for the year ended December 31, 2006 also include stock-based compensation expense of $1.5 million as a result of the adoption of SFAS 123(R) in January 2006. This amount has not been allocated to segments. We did not record stock-based compensation expense in 2005 or 2004. It also includes $0.5 million of research and development related expenses incurred in 2006 by our corporate office.

Sales and Marketing

Sales and marketing expenses associated with our digital marketing services segment consist primarily of salaries, commissions and related expenses for personnel dedicated entirely to the sales and marketing efforts of our US-based interactive agency, Avenue A|Razorfish and our international agencies. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows, the costs of advertising our services in trade publications and the cost of client and publisher summits. Sales and marketing expenses associated with our digital marketing services segment increased to $5.8 million for the year ended December 31, 2006 from $4.6 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively. The increase in sales and marketing expenses in 2006 compared to 2005 consist primarily of sales and marketing expenses contributed by the international agencies acquired in 2006, an increase in salary related expenses for Avenue A|Razorfish sales and marketing personnel and increased expenses related to the redesign of the Avenue A|Razorfish Website. The increase in sales and marketing expenses during 2005 compared to 2004 was primarily due to increased headcount with the acquisition of SBI.Razorfish in July 2004 and additional personnel added during the year ended December 31, 2005.

Sales and marketing expenses associated with our digital marketing technologies segment consist primarily of salaries, commissions and related expenses for our sales force. In addition, these expenses include salaries of sales and marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $14.3 million during the year ended December 31, 2006, from $10.4 million and $7.3 million for the years ended December 31, 2005 and 2004, respectively. This increase in sales and marketing expenses in 2006 compared to 2005 is primarily due to the addition of sales personnel to support increased sales and marketing efforts in both the U.S. and in Europe. The increase in sales and marketing expenses during 2005 compared to 2004 was also due to increased salary related expenses related to the growth in headcount to support increased sales and marketing efforts.

Sales and marketing expenses associated with our digital performance media segment consist primarily of salaries, commissions and related expenses for our DRIVEpm, MediaBrokers and Franchise Gator sales forces. During the year ended December 31, 2005, the digital performance media segment began hiring dedicated sales and marketing personnel, and in 2006 the number of sales personnel increased significantly, particularly in DRIVEpm. Prior to 2005, the digital performance media sales efforts were primarily driven by existing client support personnel. Sales and marketing expense associated with our digital performance media line of business was $7.1 million, $2.3 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sales and marketing expenses also increased in 2006 compared to 2005 due to the acquisition of Franchise Gator in May 2006.

Sales and marketing expenses for the year ended December 31, 2006 also include stock-based compensation expense of $1.3 million as a result of the adoption of SFAS 123(R) in January 2006. This amount has not been allocated to segments. We did not record stock-based compensation expense in 2005 or 2004.

General and Administrative

General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, insurance and other general corporate expenses such as rent for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media segments consist primarily of a direct allocation of these corporate costs based on several allocation methods including headcount and the percentage of revenue generated by each segment. General and administrative expenses increased to $41.4 million for the year ended December 31, 2006 from $32.7 million and $21.2 million for the years ended December 31, 2005 and 2004, respectively. The increase in general and administrative expenses during 2006 compared to 2005 was primarily due to stock-based compensation expense of $5.9 million, as a result of the adoption of SFAS 123(R). This increase was also due to increased salary related expenses for additional corporate headcount necessary to support the growth of our business units. Depreciation expense also increased due to additional capital expenditures necessary to support the continued development of our financial systems and the growth in corporate headcount. This increase in general and administrative costs during 2006 compared to 2005 was partially offset by a decrease in our business tax expenses. The decrease in business taxes is primarily due to the reversal of a business tax accrual of $1.9 million. See further discussion in Note 2 to our Consolidated Financial Statements. These tax estimates were recorded in the digital marketing services line of business. General and administrative expenses increased during 2005 compared to 2004 primarily due to increased corporate support costs needed to support the web development business acquired through SBI.Razorfish in July 2004. SBI.Razorfish contributed only five months of general and administrative expenses during the year ended December 31, 2004.

Amortization of Intangible Assets

Amortization of intangible assets relates to intangible assets primarily consisting of customer relationships purchased through various acquisitions. Amortization of intangible assets was $9.3 million during the year ended December 31, 2006 compared to $7.2 million and $4.0 million during the years ended December 31, 2005 and 2004, respectively. The increase in expense is due to the amortization of intangible assets related to the acquisitions of DNA in December 2005, Franchise Gator in May 2006, Amnesia in July 2006, Neue Digitale in August 2006, e-Crusade in October 2006 and Accipiter in December 2006. In addition, amortization of intangible assets associated with purchased technology is recorded as a cost of revenue and was $0.8 million during the year ended December 31, 2006 compared to $0.8 million and $0.6 million during the years ended December 31, 2005 and 2004. With respect to intangible assets acquired through December 31, 2006, the estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

2007	$12,156
2008	11,538
2009	9,684
2010	6,513
2011 and thereafter	7,364

$47,255

Client Reimbursed Expenses

Client reimbursed expenses include all reimbursable project expenses that are billable to our clients. These reimbursable project expenses are also recorded as a component of revenue. We recorded $5.7 million, $4.3 million and $1.3 million of client reimbursed expenses for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in client reimbursed expenses in 2006 compared to 2005 is primarily due to increased project expenses incurred to support new clients and increased spending by existing clients in the digital marketing services segment. The increase in client reimbursed expenses during 2005 compared to 2004 was due to the acquisition of SBI.Razorfish in July 2004.

Other Operating Income

Other Operating Income includes credits resulting from the extinguishment of liabilities related to media served prior to 2004, before we had sequential liability terms for our media purchases. In the fourth quarter of 2006, the statute of limitations for these liabilities expired or the vendors formally acknowledged no outstanding balances due. Accordingly, the related liabilities were decreased and a $3.9 million credit was recorded within Operating Income in our Consolidated Statement of Operations. We currently have approximately $2.2 million of pre-sequential liability payables remaining in our balance sheet for which the statute of limitation period is still open or a formal acknowledgment from the vendor has not been obtained. As a result, we may recognize additional operating income from the extinguishment of these liabilities in future periods.

Income from Operations

During the year ended December 31, 2006, the digital marketing services segment generated $50.0 million of income from operations, or 19% of digital marketing services revenue, compared to $26.3 million and $10.4 million, or 14% and 12% of digital marketing services revenue, during the years ended December 31, 2005 and 2004, respectively. The digital marketing services segment experienced an increase in income from operations as a percentage of digital marketing services revenue during 2006 primarily due to client support expenses increasing at a slower rate than revenue and the extinguishment of certain media liabilities recorded as other operating income of $3.9 million. Additionally the increase was due to a decrease in business tax expense primarily due to the reversal of a $1.9 million business tax accrual in the first quarter of 2006. Excluding these two items, income from operations as a percentage of revenue would have been 17% in 2006. The increase in income from operations as a percentage of digital marketing services revenue during 2005 compared to 2004 was primarily due to the rapid growth of the business in addition to an increase in average billing rates and increased efficiencies with the integration of SBI.Razorfish with Avenue A.

The digital marketing technologies segment generated $50.7 million of income from operations, or 41% of digital marketing technologies revenue, during the year ended December 31, 2006, compared to $40.8 million and $24.2 million, or 44% and 40% of digital marketing technologies revenue, during the years ended December 31, 2005 and 2004, respectively. The decrease in income from operations as a percentage of digital marketing technologies revenue in 2006 compared to 2005 was primarily due to increased cost of revenue as a result of investments made in our technology infrastructure and increased product development expenses primarily due to additional product development personnel. Additionally, increased sales and marketing expenses, primarily a result of hiring additional personnel to support the increase in sales and marketing initiatives, contributed to the decrease in operating margins. The increase in income from operations as a percentage of digital marketing technologies revenue during 2005 compared to 2004 was primarily due to the overall growth of the business and the relatively low incremental cost of providing Atlas services to new clients.

The digital performance media segment generated $9.4 million of income from operations, or 18% of digital performance media revenue during the year ended December 31, 2006, compared to income from operations of $4.6 million or 17% of digital performance media revenue during the year ended December 31, 2005. The digital performance segment generated a $0.2 million loss from operations during the year ended December 31, 2004. The increase in income from operations as a percentage of digital performance media revenue during 2006 compared to 2005 is primarily due to improved performance of our advertising campaigns. Campaign performance has improved as the result of a reduction in the cost of media purchased as a percentage of revenue generated by advertising campaigns during 2006. Partially offsetting the effect of improved campaign performance was an increase in sales and marketing expenses as a percentage of digital performance media revenue and the acquisition of Franchise Gator.

Interest and Other Income, Net

Net interest and other income consist primarily of earnings on our cash, cash equivalents, investments, and foreign currency transaction exchange gains and losses. Net interest and other income was $14.5 million, $1.5 million and $1.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in net interest and other income during the year ended December 31, 2006 was a result of interest income earned from the investment of proceeds from the equity offering which was completed in March 2006 and the proceeds from the exercise of the over-allotment option in April 2006 combined with higher interest rates on investment cash balances. The decrease in net interest and other income during the year ended December 31, 2005 is primarily related to the decrease in cash, cash equivalents and short-term investments associated with our various acquisitions. Additionally, during the year ended December 31, 2006 we recognized a $0.9 million foreign currency transaction gain compared to a $0.8 million foreign currency transaction loss in 2005. During the year ended December 31, 2004 we recognized an insignificant foreign currency transaction gain.

Interest Expense

Interest expense was $2.4 million, $2.3 million and $0.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense primarily relates to the sale of convertible debt in August and September 2004 bearing an annual interest rate of 2.25%.

Provision (Benefit) for Income Taxes

We recorded $38.0 million and $25.0 million income tax expense during the years ended December 31, 2006 and 2005, respectively, and recorded a $15.3 million income tax benefit during the year ended December 31, 2004. The benefit for income taxes during 2004 is comprised of a decrease to our valuation allowance offset by the income tax provision for the year ended December 31, 2004. Our effective tax rate was 41.3%, 41.5% and (55.4)% for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006 and 2005, our effective rate differs from the federal statutory rate primarily due to our state income tax expense. In 2004, our effective rate differs from the federal statutory rate primarily due to changes in our valuation allowance for deferred tax assets.

At December 31, 2006, 2005 and 2004, we had a federal net operating loss carryforward (NOL) of approximately $21.7 million, $82.9 million and $55.8 million, respectively, related to U.S. jurisdictions. Our NOL increased during the year ended December 31, 2005 as a result of the increased estimated value of the NOL acquired in connection with the acquisition of SBI.Razorfish and as a result of the benefit derived from the exercise of certain employee stock options. Utilization of our NOLs is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Our NOLs begin to expire at various times commencing in 2017.

Liquidity, Capital Resources and Commitments

We finance our operations primarily from the net cash provided by operating activities. Since our inception, we have also financed our operations through the net proceeds from private sales of equity securities, which raised $30.4 million through December 31, 1999 and our initial public offering of common stock, which raised $132.5 million during the first quarter of 2000. In July 2004, we issued $74.7 million in convertible debt to the sellers of SBI.Razorfish in connection with the acquisition in July 2004. This was subsequently paid off with the proceeds from the issuance in August and September 2004 of $80.0 million in convertible senior subordinated notes due in 2024. In March 2006, we completed a follow-on offering of our common stock which raised net proceeds of $172.3 million. In April 2006 we raised an additional $25.9 million as a result of the exercise in full of the over-allotment option granted to the underwriters of our follow-on public offering. Net proceeds from the equity offering will be used for working capital, general corporate purposes and may also be used to acquire or invest in businesses, products or technologies.

As of December 31, 2006 we had cash and cash equivalents of $147.8 million, investments of $163.5 million and $80 million of outstanding convertible debt.

Net Cash from Operating Activities

Net cash provided by operating activities was $122.8 million, $70.6 million and $38.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in operating assets and liabilities, which are influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.

For the year ended December 31, 2006, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, stock-based compensation, increases in accounts payable and pre-billed media and decreases in our deferred tax asset balances, which were offset by increases in accounts receivable and excess tax benefits from stock option exercises. The increase in the accounts payable balance is primarily due to the increase in volume of media spending by our clients during the year in addition to the timing of cash payments to publishers. Pre-billed media increased primarily due to increased interactive campaign activity for certain clients that are billed in advance for advertising space they plan to use in future periods. Our accounts receivable increased primarily due to the growth of our business, the timing of cash collections from clients and our various acquisitions. The decrease in our deferred tax asset balance during the year is primarily due to the utilization of net operating loss carry-forwards during the period. Under the provisions of SFAS No. 123(R), cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized in our income statement have been classified as a reduction of operating cash flows. Prior to adoption of SFAS No. 123(R), the excess tax benefits were reported as operating cash inflows.

For the year ended December 31, 2005, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, tax benefits from option exercises, increases in accounts payable and accrued liabilities, which were offset by increases in accounts receivable. The increase in the accounts payable and accrued liabilities is primarily due to the increase in media spending by our clients and the timing of cash payments to publishers. Our accounts receivable increased primarily due to the growth of our business.

For the year ended December 31, 2004, the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, tax benefit from option exercises and increases in accounts payable and pre-billed media, which were offset by increases in accounts receivable and deferred taxes. The increase in the accounts payable and accrued liabilities is primarily due to the timing of cash payments to publishers and an increase in media spending by our clients. Our accounts receivable increased primarily due to the growth of our business. Our deferred tax assets increased primarily as a result of a decrease in our valuation allowance in 2004.

Net Cash from Investing Activities

Our investing activities include the purchase and sale of investments, purchases of property and equipment and the funding of acquisitions. Net cash used in investing activities was $280.5 million, $32.4 million and $55.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with our investment policy, we purchase primarily investment-grade marketable securities. Net cash from investing activities relates primarily to the timing of the purchases and sales of these marketable securities. During the year ended December 31, 2006 and 2005, we had net purchases of $127.8 million and $1.2 million, respectively, due to increases in excess cash and cash equivalents available for reinvestment. During the year ended December 31, 2004 we had net sales of marketable securities of $55.0 million to meet funding requirements for the various acquisitions completed in 2004.

Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, the development of our proprietary technology and leasehold improvements for our facilities. During the years ended December 31, 2006, 2005 and 2004, capital expenditures were $21.7 million, $20.0 million and $12.3 million, respectively. The increase in capital expenditures was needed to support the continued overall growth of our business.

The following table summarizes cash used to fund various acquisitions during the years ended December 31, 2006, 2005 and 2004. Amounts represent cash consideration paid, including transaction costs, post closing requirements and contingency payments due to earn-out agreements, net of cash acquired.

	2006	2005	2004
	(In thousands)

Accipiter	$22,158	$—	$—
iFRONTIER	26,460	176	891
Franchise Gator	19,682	—	—
DNA	9,877	2,667	—
Amnesia	4,407	—	—
e-Crusade	2,495	—	—
GOTOAST	1,333	584	348
Neue Digitale	1,964	—	—
NetConversions	582	279	4,026
TechnologyBrokers/Media Brokers	41,651	6,943	3,086
SBI.Razorfish	—	—	89,621	(1)

Total cash payments	$130,609	$10,649	$97,972

(1)	In connection with the acquisition of SBI.Razorfish, we paid $89,621 in cash, including $4,321 in acquisition related expenses, and issued approximately $74,700 in convertible notes (Notes). In August and September 2004, we sold $80,000 of convertible senior subordinated debt, the proceeds of which were used to redeem 100 percent of the Notes.

Net Cash from Financing Activities

Our financing activities primarily relate to the proceeds from issuance of common stock through public stock offerings and our stock option and employee stock purchase plans. Beginning in 2006, it also includes our excess tax benefits from stock option exercises.

On March 15, 2006, we completed a follow-on offering of 7.5 million shares of common stock at a purchase price of $24.00 per share. The total net proceeds from the offering were $172.3 million after deducting applicable issuance costs. The follow-on offering of common stock also included an underwriter’s over-allotment option to sell an additional 1.125 million shares. The exercise of the underwriter’s over-allotment option of 1.125 million shares was completed on April 13, 2006. The total net proceeds from the offering, including net proceeds of $25.9 million from the underwriters’ over-allotment shares, were $198.3 million, after deducting applicable issuance costs and expenses.

In August and September 2004, we sold $80.0 million in convertible senior subordinated notes, the proceeds of which were used to redeem 100% of the convertible notes issued in connection with the acquisition of SBI.Razorfish. As of December 31, 2006 and 2005, the principal amount of outstanding convertible debt was $80.0 million and the fair market value was $159.4 million and $162.9 million, respectively. In connection with the offering, we also paid $2.3 million in debt issuance costs. See the discussion of interest and principal payments in Note 13 in our consolidated financial statements.

In 2006, we paid $3.3 million to settle debt assumed as part of one of our acquisitions which was completed during the year.

Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $17.5 million, $14.0 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in proceeds each year is due to the increase in the market price of our common stock, resulting in an increased volume of stock option exercises and an increased employee base participating in our employee stock purchase plan.

Prior to the adoption of SFAS No. 123(R), we presented all excess tax benefits from the exercise of stock options as operating cash flows. Pursuant to SFAS No. 123(R), the cash flows from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash inflows. For the year ended December 31, 2006 cash flows from excess tax benefits on option exercises were $15.4 million. Since we have used the modified-prospective-transition method to adopt SFAS No. 123(R), cash flows in the 2005 and 2004 comparative period have not been restated to conform to our current presentation.

We believe that our current cash, cash equivalents and investments, together with cash from operating activities, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, debt service, and future contingent payments for our acquired businesses for at least the next twelve months. However, we may need to raise additional capital or incur additional debt to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of growth, future acquisitions and contingent payments we may be required to make on past acquisitions. We could raise funds to meet our capital requirements through selling more stock to the public or to private investors, or by incurring debt. We may not be able to obtain additional funds on commercially favorable terms, or at all. If we issue additional stock or convertible debt, the ownership percentage of current stockholders would be diluted.

Commitments and Contingencies

As of December 31, 2006, we had material commitments related to our convertible debt and operating leases for office space and office equipment leases. In addition, we had material obligations related to ad content delivery services. The following are our contractual commitments and obligations as of December 31, 2006 (in thousands):

	Year Ended December 31,
					2011 and
	2007	2008	2009	2010	thereafter	Total

Commitments:
Operating leases	$11,492	$10,654	$10,030	$10,454	$33,191	$75,821
Ad content delivery services	1,817	445	—	—	—	2,262
Convertible debt (including interest payments)	1,800	1,800	1,800	1,800	104,525	111,725

Total commitments	$15,109	$12,899	$11,830	$12,254	$137,716	$189,808

Many of our recent acquisitions have related purchase agreements that provide for future contingent payments. These payments are determined based on operating performance for the acquired entities over a stated period of time. These payments are recorded when the actual amounts are determined, due to the uncertainty of achieving the financial results. The following table summarizes our estimates of future contingency payments in the period of expected payment by acquisition should actual results be consistent with management’s current estimates.

	Year Ending December 31,
	2009		2011
	Low	High	Low	High

Digital Marketing Services(1)	$39,800	$72,100	$4,600	$13,800

(1)	In addition to the contingent payments shown in the table, we will also make payments totaling $11,924 subsequent to December 31, 2006. These payments relate to the acquisitions made during 2006 and have been accrued on the Consolidated Balance sheet as of December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 will be effective beginning January 1, 2007. We are currently evaluating the impact of implementation on our consolidated financial statements but we do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. This statement is effective for fiscal years ending after November 15, 2007. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve capital and provide liquidity while at the same time optimizing returns without significantly increasing risk. As of December 31, 2006 we had short-term and long-term marketable securities of $131.0 million and $32.5 million, respectively. We classify our investments as short term or long term based on their maturities from purchase date and our reasonable expectation as to when they will be converted into cash. We classify all our investments as available-for-sale securities, which are carried at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity. As of December 31, 2006 unrealized losses in our marketable securities were $0.1 million. Our exposure to market risk includes interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are investment-grade debt securities issued by corporations and U.S. government agencies. We hold fixed- rate securities which may have their fair market value adversely impacted due to a rise in interest rates. Our investments are of a short-term nature; as of December 31, 2006 our long-term portfolio had a weighted-average time to maturity of less than two years. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our investments and the short term nature of our portfolio, we believe that we are not subject to any material market risk exposure.

The fair value of our fixed-rate long-term convertible debt is sensitive to changes in interest rates. As of December 31, 2006, we had $80 million in outstanding fixed-rate convertible debt with an interest rate of 2.25%. The fair value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at December 31, 2006, the market value of our fixed-rate long-term convertible debt would be impacted by a net decrease of $0.4 million. These hypothetical gains or losses would not be reflected in our results of operations or financial conditions under current accounting principles.

Foreign Currency Exchange Rate Risk

We maintain bank accounts with balances denominated in British pounds to support our U.K.-based operations. We are subject to foreign currency exchange rate risk on these accounts. Based on the balance of foreign funds at December 31, 2006 of £0.7 million, an assumed 5%, 10% and 20% decrease of the British pound compared to the U.S. dollar would result in fair value declines of $0.1 million, $0.1 million and $0.3 million, respectively.

Several of our recent acquisitions have related purchase agreements that provide for future contingent payments that are denominated in foreign currencies and are based on the operating performance of the acquired businesses over a period of time. We do not record a liability until the contingency is resolved and the additional consideration is determinable beyond a reasonable doubt. We are subject to foreign exchange risk on these future payments. We have estimated a range for these future payments which is disclosed in Note 4 to our consolidated financial statements. These future payments have not been recorded in our Consolidated Balance Sheet as of December 31, 2006. An assumed appreciation of these currencies against the U.S. dollar would result in additional cash payments ranging from $2.2 million to $4.2 million (5% rate decline), $4.3 million to $8.4 million (10% rate decline) and $8.7 million to $16.9 million, (20% rate decline). Any additional payment amounts resulting from foreign exchange rate fluctuations until the contingency is resolved will be recorded as an increase to goodwill with no impact on our future financial results.

Certain foreign-currency denominated amounts due to the selling shareholders of acquired businesses have been accrued on our Consolidated Balance Sheet at December 31, 2006. An assumed decline of 5%, 10% and 20% of these foreign currencies against the U.S. dollar would result in an increase of our liability of $0.3 million, $0.5 million and $1.0 million, respectively. Foreign currency fluctuations between December 31, 2006 and the date the payment is made for these accrued amounts will be recorded as a foreign currency gain or loss in our Consolidated Statement of Operations.

We transact business in the United Kingdom, Germany, Australia and Asia, and are thus subject to exposure from adverse movements in foreign currency exchange rates. The assets and liabilities of our foreign subsidiaries have functional currencies other than the U.S. dollar and are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the U.S. dollar during the year ended December 31, 2006 would have resulted in a reduction of income before provision for income taxes of $1.4 million. A 10% adverse change in the foreign currency rates as of December 31, 2006 would have resulted in a $9.9 million decrease of our foreign subsidiaries’ net assets, excluding intercompany balances. Such a change in income would have resulted from applying a different exchange rate to translate and revalue the financial statements of our foreign subsidiaries. Our foreign operations are also subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our results could be adversely affected by changes in these or other factors.

We do not use derivative financial instruments to manage interest rate risk, to reduce our exposure to changes in foreign currency exchange rates, or for speculative trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AQUANTIVE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
aQuantive, Inc.:

We have audited the accompanying consolidated balance sheets of aQuantive, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of aQuantive, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of aQuantive, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
aQuantive, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that aQuantive, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of aQuantive, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 26, 2007

AQUANTIVE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$147,795	$76,734
Short-term investments	131,012	35,617
Accounts receivable, net of allowances of $4,087 and $3,146 in 2006 and 2005, respectively	273,174	160,370
Other receivables	2,312	968
Prepaid expenses and other current assets	4,459	2,108
Deferred tax assets	4,475	5,416

Total current assets	563,227	281,213
Property and equipment, net	34,343	27,370
Goodwill	269,325	141,075
Other intangible assets, net	47,255	32,078
Long-term investments	32,509	—
Other assets	1,888	1,783
Deferred financing costs, net	866	1,386
Deferred tax assets, net	2, 915	23,755

Total assets	$952,328	$508,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,386	$94,327
Accrued liabilities	56,686	38,976
Pre-billed media	27,945	18,254
Deferred rent, current portion	1,027	670
Deferred revenue	16,517	14,310

Total current liabilities	296,561	166,537
Long-term accrued liabilities	3,720	430
Convertible notes payable	80,000	80,000
Deferred rent, less current portion	4,221	4,753

Total liabilities	384,502	251,720

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value; 21,084 shares authorized and none issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 77,768 and 66,495 shares issued and outstanding at December 31, 2006 and 2005, respectively	778	665
Paid-in capital	522,657	269,382
Retained earnings (Accumulated deficit)	41,036	(12,918)
Accumulated other comprehensive income (loss)	3,355	(189)

Total shareholders’ equity	567,826	256,940

Total liabilities and shareholders’ equity	$952,328	$508,660

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenue	$442,211	$308,405	$157,937
Expenses:
Cost of revenue	67,578	38,305	22,551
Client support	198,155	138,220	66,934
Product development	15,598	9,328	6,188
Sales and marketing	28,459	17,289	9,197
General and administrative	41,410	32,732	21,213
Amortization of intangible assets	9,330	7,210	4,048
Client reimbursed expenses	5,675	4,340	1,260

Total costs and expenses	366,205	247,424	131,391
Other operating income	3,867	—	—

Income from operations	79,873	60,981	26,546
Interest and other income, net	14,491	1,532	1,925
Interest expense	2,380	2,334	875

Income before income taxes	91,984	60,179	27,596
Provision (benefit) for income taxes	38,030	24,998	(15,287)

Net income	$53,954	$35,181	$42,883

Basic net income per share	$0.72	$0.55	$0.70

Diluted net income per share	$0.64	$0.48	$0.62

Shares used in computing basic net income per share	74,739	64,099	61,225

Shares used in computing diluted net income per share	85,919	76,516	69,412

Comprehensive income:
Net income	$53,954	$35,181	$42,883
Items of other comprehensive income (loss)	3,544	(264)	(207)

Comprehensive income	$57,498	$34,917	$42,676

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
				Retained	Other
				Earnings	Comprehensive	Total
	Common Stock		Paid-In	(Accumulated	Income	Shareholders’
	Shares	Amount	Capital	Deficit)	(Loss)	Equity

BALANCES, December 31, 2003	60,167	$602	$220,637	$(90,982)	$282	$130,539
Exercise of common stock options	1,869	20	3,774	—	—	3,794
Issuance of common stock — Employee Stock Purchase Plan	220	1	1,297	—	—	1,298
Reduction in valuation allowance related to stock option exercises prior to 2004	—	—	3,094	—	—	3,094
Excess tax benefit of exercise of common stock options	—	—	5,096	—	—	5,096
Unrealized loss on available for sale investments	—	—	—	—	(147)	(147)
Currency translation loss	—	—	—	—	(60)	(60)
Net Income	—	—	—	42,883	—	42,883

BALANCES, December 31, 2004	62,256	$623	$233,898	$(48,099)	$75	$186,497

Exercise of common stock options	3,838	38	11,072	—	—	11,110
Issuance of common stock — Employee Stock Purchase Plan	401	4	2,928	—	—	2,932
Excess tax benefit of exercise of common stock options	—	—	21,438	—	—	21,438
Compensation expense due to vesting accelerations	—	—	46	—	—	46
Unrealized loss on available for sale investments	—	—	—	—	(58)	(58)
Currency translation loss	—	—	—	—	(206)	(206)
Net Income	—	—	—	35,181	—	35,181

BALANCES, December 31, 2005	66,495	$665	$269,382	$(12,918)	$(189)	$256,940

Issuance of common stock upon equity offering, net of related costs	8,625	86	198,164	—	—	198,250
Exercise of common stock options	2,179	22	11,825	—	—	11,847
Issuance of common stock — Employee Stock Purchase Plan	354	4	5,604	—	—	5,608
Issuance of nonvested share award	115	1	(1)	—	—	—
Excess tax benefit of exercise of common stock options	—	—	16,035	—	—	16,035
Stock-based compensation expense			18,554	—	—	18,554
Replacement options issued upon acquisition of Accipiter (Note 9)	—	—	3,094	—	—	3,094
Unrealized loss on available for sale investments	—	—	—	—	(91)	(91)
Currency translation gain	—	—	—	—	3,635	3,635
Net Income	—	—	—	53,954	—	53,954

BALANCES, December 31, 2006	77,768	$778	$522,657	$41,036	$3,355	$567,826

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$53,954	$35,181	$42,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,775	18,613	9,159
Stock-based compensation expense	18,554	46	—
Stock option income tax benefit	—	21,438	8,190
Excess tax benefit from stock-based compensation	(15,390)	—	—
Other non-cash items	689	551	720
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(107,380)	(50,587)	(31,059)
Other receivables, prepaid expenses and other current assets	(3,057)	155	(15)
Other assets	281	(325)	666
Accounts payable	99,695	24,621	13,532
Accrued liabilities	5,525	16,278	2,784
Pre-billed media	9,927	2,599	11,110
Deferred revenue	1,074	3,121	3,203
Deferred rent	(197)	1,147	2,173
Deferred taxes	33,342	(2,259)	(24,492)

Net cash provided by operating activities	122,792	70,579	38,854

Cash flows from investing activities:
Purchases of property and equipment	(21,715)	(20,030)	(12,312)
Purchases of available-for-sale investments	(172,680)	(15,604)	(15,659)
Proceeds from sales and maturities of available-for-sale investments	44,837	14,379	70,707
Transfers to restricted cash	(320)	(538)	—
Acquisitions and related earn-out payments, less cash received of $2,008, $443 and $408 in 2006, 2005 and 2004, respectively	(130,609)	(10,649)	(97,972)

Net cash used in investing activities	(280,487)	(32,442)	(55,236)

Cash flows from financing activities:
Proceeds from equity offering, net of issuance costs	198,250	—	—
Proceeds from issuance of convertible notes	—	—	80,000
Payments on notes payable (including payment of convertible debt associated with purchase of SBI.Razorfish in 2004 — see supplemental disclosure of non-cash investing activities below)	—	—	(74,697)
Payment of debt issuance costs	—	—	(2,255)
Payment of debt	(3,325)	—	—
Proceeds from exercises of common stock options and issuance of common stock under the ESPP	17,455	14,042	5,092
Excess tax benefit from stock-based compensation	15,390	—	—

Net cash provided by financing activities	227,770	14,042	8,140

Effect of exchange rate on cash and cash equivalents	986	—	—

Net increase (decrease) in cash and cash equivalents	71,061	52,179	(8,242)

Cash and cash equivalents, beginning of year	76,734	24,555	32,797

Cash and cash equivalents, end of year	$147,795	$76,734	$24,555

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,800	$1,755	$240

Income taxes paid	$4,844	$1,547	$951

Supplemental disclosure of non-cash investing and financing activities:
Issuance of convertible debt in connection with acquisition of SBI.Razorfish	$—	$—	$74,697

Replacement options issued upon acquisition of Accipiter	$3,094	$—	$—

Accrued acquisition payments and expenses	$12,078	$—	$—

See accompanying notes to consolidated financial statements.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(In thousands, except per share amounts)

Note 1.  Company Background and Overview

aQuantive, Inc., a Washington corporation, is a digital marketing services and technology company. We are organized into three segments:

Digital Marketing Services (“DMS”).  Our DMS segment consists of Avenue A|Razorfish, an interactive agency which provides a full-service offering, including website development, interactive marketing and creative development and branding through several offices located in the United States and four interactive and creative agencies located in Europe and Asia Pacific. The agencies within the digital marketing services segment help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.

Digital Marketing Technologies (“DMT”).  Our DMT segment consists of Atlas, a provider of digital marketing technologies and expertise. Atlas’s software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory. Our DMT segment also includes Accipiter, an ad serving technology provider that provides web publishers an ad serving solution that enables the publisher’s direct sales force to maximize revenue earned from premium display and text placements.

Digital Performance Media (“DPM”).  Our DPM segment consists of DRIVEpm, MediaBrokers and Franchise Gator. Both DRIVEpm and U.K.-based MediaBrokers are online advertising networks and behavioral targeting businesses, serving as intermediaries between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. Franchise Gator is an extension of the performance media business, focused on the franchise industry, which addresses clients’ needs for online leads. Franchise Gator helps franchise marketers generate leads by presenting prospective franchisees with profiles of franchise opportunities and businesses from a variety of industry sectors, and in turn, providing franchisors with a cost-effective mode of franchise marketing.

Company History

We were founded in 1997 under the name of Avenue A, Inc., a Washington corporation, and our initial public offering took place in February 2000. In 2001, we established separate business units, DMS and DMT, whereby Atlas could sell the proprietary campaign management technology developed through Avenue A to other interactive agencies and direct advertisers. In 2003, we renamed the company aQuantive, Inc. and established Avenue A and Atlas as subsidiaries. In early 2004, we formed our third segment, DPM.

We have grown through a combination of organic growth and acquisitions. Our acquisitions over the last three years include:

•	In 2006, we acquired U.S.-based Accipiter, a seller of ad-serving technology, e-Crusade, a creative agency for digital marketing located in China, Neue Digitale, a creative agency located in Germany, Amnesia, a full-service digital agency in Australia and U.S.-based Franchise Gator, a pay-for-performance digital marketing company. Accipiter was incorporated into our DMT segment, all the agencies were included in our DMS segment and Franchise Gator was incorporated in our DPM segment.

•	In 2005, we acquired DNA, an interactive advertising and web development agency that was incorporated in our DMS segment.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In 2004, we acquired SBI.Razorfish, an Internet marketing, web development, design and consulting firm. SBI.Razorfish combined its capabilities with Avenue A, rebranding the combined agencies as Avenue A|Razorfish. We acquired TechnologyBrokers and MediaBrokers in 2004. Prior to the acquisition, TechnologyBrokers was the sole provider of sales and client support for Atlas customers in Europe and subsequent to the acquisition it has been renamed Atlas Europe. MediaBrokers purchases and resells publisher inventory to advertisers on a targeted basis and is now the European arm of DPM. We also acquired NetConversions in 2004, a website usability technology provider, which has been incorporated into the Atlas business as Atlas Site Optimization.

These acquisitions should be factored into any comparison of our results of operations during the years ended December 2006, 2005 and 2004.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of aQuantive, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currencies

Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss). We record transactional gains and losses on amounts denominated in currencies other than the U.S. dollar. We also record transactional gains and losses incurred by our international operations on amounts denominated in currencies other than their local currencies. These transaction exchange gains and losses are included within Interest and Other Income, net in our consolidated Statement of Operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition for fixed-price contracts, stock-based compensation expense, the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances for receivables, deferred income tax assets and liabilities, state and city taxes, contingencies and obligations related to employee benefits. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include demand deposits, money market accounts and highly liquid debt instruments with maturity at purchase of three months or less.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash consists of cash balances pledged as collateral for letters of credit related to lease commitments. The restrictions will lapse when the letters of credit expire at the end of the lease terms. Restricted cash balances of $858 and $538 at December 31, 2006 and 2005, respectively, are included in Other Assets on the Consolidated Balance Sheet.

Investments

Our investments consist primarily of investment-grade marketable securities. All marketable securities with stated maturities of greater than three months at purchase date are classified as investments. All of our investments have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses, when material, reported net-of-tax as a separate component of shareholders’ equity. Fair value is determined based upon the quoted market prices of the securities. Realized gains and losses on the sale of available-for-sale securities or unrealized losses due to declines in value judged to be other than temporary are recorded within Interest and Other Income. During the years ended December 31, 2006, 2005 and 2004, the gross realized gains and losses were not significant. The cost of securities sold is based on the specific identification method. Premiums and discounts are amortized over the period from acquisition to maturity and are included in Interest and Other Income. Available-for-sale investments are classified as either short-term or long-term based on the maturities of the securities and management’s reasonable expectation as to when they will convert into cash. Investments that are expected to be realized after one year are classified as long-term assets in the Consolidated Balance Sheet.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are deposited in the local currency with a limited number of financial institutions in the United States, Europe, Hong Kong and Australia. The balances in the United States held at any one financial institution may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. We have accounts in local currencies with 10 major financial institutions, and these accounts are generally not insured.

We perform initial and ongoing evaluations of our customers’ financial position, and generally extend credit, requiring collateral as deemed necessary. We maintain allowances for potential credit losses, which are based on factors such as historical write-off percentages, the current aging of accounts receivable, and customer specific and industry credit risk factors. We do not have any off-balance sheet credit exposures related to our customers.

One of our customers represented 10%, 11% and 13% of consolidated revenues in 2006, 2005 and 2004 respectively. This customer is included in the DMS and DMT segments. No other customers generated greater than 10% of revenues in those periods. There were no customers representing 10% or more of consolidated accounts receivable as of December 31, 2006 and 2005.

Fair Value of Financial Instruments

The carrying amounts of the cash and cash equivalents, accounts receivable, accounts payable, pre-billed media and accrued liabilities approximate fair values because of their short maturities. Our short-term and long-term investments are carried at fair values in our Consolidated Balance Sheet. The fair value of long-term notes payable at December 31, 2006 and 2005 was $159,400 and $162,904, respectively. The fair value was calculated based on market prices. We do not anticipate settlement of long-term debt at other than its book value of $80,000.

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

Intangible assets include identifiable intangible assets purchased through various acquisitions. Intangible assets are presented net of related accumulated amortization and are being amortized on a straight-line basis over two to fifteen years.

Property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is not amortized but it is tested for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” We test goodwill for impairment annually in the fourth quarter, or more frequently if events indicate that impairment may exist. Goodwill is tested for impairment at the reporting unit level and involves a comparison of the fair value to the carrying amount of each reporting unit. Fair value for purposes of our impairment test is determined based on discounted cash flows or market multiples as appropriate. To date we have not recorded any impairment loss related to our goodwill.

Deferred Financing Costs

Expenses associated with the issuance of debt instruments are amortized following the effective interest method.

Software Capitalization

We follow the provisions outlined in Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” related to the treatment of costs.

We capitalize certain direct costs incurred developing internal use software. These costs are being amortized using the straight-line method over a three year estimated useful life, beginning when the software is ready for use. These amounts are included in property and equipment in the accompanying Consolidated Balance Sheets.

Pre-billed Media

Pre-billed media represents amounts billed to customers by our interactive agencies for advertising space from publisher websites in advance of the advertisements being placed.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Contingent Tax Liability

Our estimated business tax contingent liability decreased in 2006 primarily due to a settlement with the City of Seattle for a business tax obligation for 1999 through 2002. During the first quarter of 2006, we made a final settlement payment of $527 and reversed the remaining contingent liability of $1,900, which was recorded as a reduction of general and administrative expense in the Consolidated Statement of Operations. We are no longer under audit by the City of Seattle; however, certain periods are still open under the statute of limitations.

Revenue Recognition

We follow Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” as updated by SAB 104, “Revenue Recognition” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In addition, SAB 104 integrates the guidance in Emerging Issues Task Force Issue (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” We also follow SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. In addition, we follow the final consensus reached by the EITF in July 2000 on EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Digital Marketing Services.  Our digital marketing services segment consists of interactive advertising and creative agencies that help clients use the Internet as an integrated online business channel. The digital marketing services business provides the following digital marketing services: customer-focused websites, enterprise websites, interactive marketing and creative development and branding.

Revenue from website development services are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized in the accompanying consolidated financial statements. If billings are less than revenue recognized, the unbilled portion is recorded as unbilled receivables within accounts receivable and if billings are more than revenue recognized, the portion that exceeds recognized revenue is recorded as deferred revenue. Revenues derived from time and materials consulting contracts are recognized as the services are performed. Unbilled receivables totaled $9,065 and $10,035 at December 31, 2006 and 2005, respectively.

Interactive marketing includes online media, search engine, email and analytics services. We earn fees for online media in three different ways depending on the contractual terms with the client. The majority of revenue is earned based on the dollar amount of advertising space purchased on behalf of its clients. We recognize this revenue over the period of the campaign at the rate at which the advertising is delivered. Revenue can also be earned based on a fixed fee consulting arrangement, which is earned based on the percentage-of-completion method described above.

We present most of our online media revenue on a net basis, excluding the cost of media purchased for our clients. We buy advertising space from publisher websites on behalf of our clients as an agent and earn fees based on the dollar amount of advertising space we purchase. Under these contracts, we are only financially liable to the publishers for the amount collected from our clients. This creates a sequential liability for media purchases made on behalf of clients. For a smaller portion of our online media contracts, we are the primary obligor and do not have sequential liability for media purchases. We are the principal in the transaction and accordingly, revenues are presented on a gross basis with the cost of the media recorded as

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of revenues. The mix of where we act as an agent or a principal is contract-dependent and can vary from agency to agency.

E-mail services are volume based, and revenue is generally recognized when impressions are delivered. We recognize revenue from search engine marketing programs based on either volume or as a subscription. Revenue from the volume-based service is generally recognized when impressions are delivered and revenue from the subscription-based service is recognized ratably over the service period. Revenue is generally recognized for analytics services when results are achieved based on contract milestones. It is our policy to recognize any loss on services as soon as management estimates indicate a loss will occur.

Digital Marketing Technologies.  Atlas offers digital marketing technology solutions for advertising agencies, enterprise marketers (large companies who manage their own marketing programs) and publishers. Atlas provides agencies and enterprise marketers with online advertising campaign management, rich media, search engine marketing, and website optimization tools and services through the proprietary Atlas Digital Marketing Suite, which includes Atlas Media Console, Atlas Rich Media, Atlas Search and Atlas Site Optimization. Atlas Publisher is a technology product that enables select publishers to increase revenue by utilizing lower value and remnant inventory. Such services are recognized based on either volume or subscription except for Atlas Site Optimization which is recognized based on contract milestones. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period. Accipiter offers ad management and behavioral targeting software solutions to web publishers. We recognize revenue for these solutions in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended. Accipiter was acquired in December 2006 and to date, software revenue recorded in our Consolidated Statement of Operations has not been significant.

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

In May 2006, we acquired Franchise Gator, an extension of our performance media business which addresses clients’ needs for online leads in the franchise industry. Revenue is earned in two different ways depending on the contractual agreements with the client. The majority of revenue is subscription-based and recognized ratably over the service period. Services are also sold on a cost per lead (CPL) basis and revenue for services sold on that basis is recognized based on the volume of leads generated during the period.

All Segments.  For each of our lines of business, revenue is deferred in cases where we have not yet earned revenue but have billed the customer or received payment from the customer prior to providing the services. Revenue is recognized only when collection of the resulting receivable is reasonably assured.

Revenue also includes any reimbursements received from our clients related to expenses incurred by our employees in servicing our clients. Such expenses include airfare, mileage, meals and hotel stays. All reimbursable project expenses billed to customers are recorded as a component of revenues and all reimbursable project expenses incurred are recorded as a component of operating expenses.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements or tax returns. We perform periodic evaluations of recorded tax assets and liabilities and maintain a valuation allowance if deemed necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting our financial position or results of operations.

Cost of Revenue, Client Support, Product Development, Sales and Marketing, and General and Administrative

Cost of revenue consists of the salaries and related expenses of the digital marketing technologies’ client support personnel and personnel directly supporting the maintenance of our ad serving system. It includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. In our digital performance media segment, cost of revenue is comprised of the cost of advertising space purchased from websites and resold to clients. In our digital marketing services segment, cost of revenue includes the cost of advertising purchased for those arrangements in which we are the primary obligor and do not have sequential liability for media purchases. Cost of revenue for our digital marketing services segment is not significant because in most of our online media agreements we act as an agent and accordingly, our revenues are presented net of cost of media purchased.

Client support expenses consist primarily of salaries and related expenses for client support and client facing personnel for our interactive advertising agencies and digital performance media segment. Client support expenses also include expenses for contractors retained for their specialized skill set to work on client projects.

Product development expenses consist primarily of salaries and related expenses for product development personnel. In addition, product development expenses include the costs of software development and the costs incurred in preparing new versions of our Atlas Media Console, net of amounts capitalized.

Sales and marketing expenses consist of salaries and related expenses for personnel dedicated entirely to the sales and marketing efforts of our interactive advertising agencies. The digital marketing services segment acquires clients through a consultative approach using existing client service teams. The digital marketing technologies segment uses a dedicated sales force, which in 2004 included an agreement with TechnologyBrokers to provide sales of the Atlas Digital Marketing Suite in the U.K. This agreement was ended in late July 2004 as a result of our acquisition of TechnologyBrokers (now Atlas Europe). In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows and the costs of advertising our services in trade publications and on the Internet.

General and administrative expenses consist of salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, and other general corporate expenses such as rent and facilities costs for our corporate headquarters in Seattle.

Other Operating Income

Other Operating Income includes credits resulting from the extinguishment of liabilities related to media served prior to 2004, before we had sequential liability terms for our media purchases. In 2006, the statute of limitations for these liabilities expired or the vendors formally acknowledged no outstanding balance due. Accordingly, the related liabilities were decreased and a $3.9 million credit was recorded within Operating Income in our Consolidated Statement of Operations. We currently have approximately $2.2 million of pre-

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sequential liability payables remaining in our balance sheet for which the statute of limitation period is still open or a formal acknowledgment from the vendor has not been obtained. As a result, we may recognize additional operating income from the extinguishment of these liabilities in future periods.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $3,265, $1,419 and $716 during the years ended December 31, 2006, 2005, and 2004, respectively.

Stock-Based Compensation

We have adopted the provisions of SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” in accounting for our stock option and employee stock purchase plans. Prior to the adoption of SFAS No. 123(R), stock-based compensation cost was recognized in our consolidated Statement of Operations when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. We have adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized beginning January 1, 2006 includes (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated and we have not recorded a cumulative effect of change in accounting principle, because as of January 1, 2006 there were no partially vested awards with compensation cost recognized in our financial statements prior to the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Statement of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP FAS 123(R)-3). FSP FAS 123(R)-3 provides a practical exception to accounting requirements when a company adopts SFAS No. 123(R). SFAS No. 123(R) requires the calculation of a pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (the APIC Pool), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. We have elected to adopt the guidance in FSP FAS 123 (R)-3 to calculate the APIC Pool effective January 1, 2006.

As a result of adopting SFAS No. 123(R), our income before income taxes and net income for the year ended December 31, 2006 was $18,554 and $11,318 lower, respectively, cash flow from operations and cash flow from financing activities were $15,390 lower, and basic and diluted earnings per share were $0.15 and $0.14 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.

Comprehensive Income (Loss)

We apply SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) consists of foreign currency translation adjustments that have been excluded from our net income and reflected instead in

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders’ equity and unrealized gains and losses on investments we have classified as available for sale. As of December 31, 2006, the accumulated balance of the foreign currency translation adjustment was $3,422 and the accumulated balance of the unrealized losses on investments was $67.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. This statement is effective for fiscal years ending after November 15, 2007. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 will be effective beginning January 1, 2007. We are currently evaluating the impact of implementation on our consolidated financial statements but we do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

Note 3.	Investments

Our investments consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Year ended December 31, 2006
Mortgage-backed securities	$60,599	$8	$(49)	$60,558
Corporate Bonds	102,989	13	(39)	102,963

Total	$163,588	$21	$(88)	$163,521

Current				$131,012
Non-current				32,509

Total				$163,521

Year ended December 31, 2005
Mortgage-backed securities	$35,585	$143	$(111)	$35,617

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Brokers/ Description of Securities	Value	Losses	Value	Losses	Value	Losses

At December 31, 2006:
Mortgage-backed securities	$25,282	$(40)	$7,966	$(9)	$33,248	$(49)
Corporate Bonds	57,507	(30)	4,803	(9)	62,310	(39)

	$82,789	$(70)	$12,769	$(18)	$95,558	$(88)

At December 31, 2005:
Mortgage-backed securities	$8,838	$(35)	$11,881	$(76)	$20,719	$(111)

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrealized losses on investments were caused by interest rate increases. The contractual cash flows of these securities are guaranteed. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Note 4.	Acquisitions

On December 11, 2006, we acquired 100% of the outstanding shares of Accipiter. Accipiter offers Internet publishers an ad serving solution that enables the publisher’s direct sales force to maximize revenue earned from online advertising. We purchased Accipiter because we believe this technology will allow us to expand our publisher offerings into sell-side advertising solutions. Accipiter’s publisher ad serving line of business has been incorporated into our digital marketing technology segment. On October 30, 2006 we acquired 100% of the outstanding shares of e-Crusade, a creative agency for digital marketing. On August 3, 2006, we acquired 100% of the outstanding shares of Neue Digitale, a creative digital marketing agency located in Frankfurt, Germany. On July 24, 2006 we acquired 100% of the outstanding shares of Amnesia, an interactive advertising agency located in Sydney, Australia. We purchased these international advertising agencies to increase our presence in the European and Asia Pacific markets. All of these agencies have been incorporated in our digital marketing services segment. On May 16, 2006, we acquired 100% of the outstanding interests of Franchise Gator, a performance media business focused on the franchise industry, located in Roswell, GA. We purchased Franchise Gator to extend our performance media business and address clients’ needs for online leads versus online sales and the Franchise Gator service offering is included in the digital performance media segment.

The results of operations of our acquisitions have been included in our operating results effective from the date of acquisition. Had these acquisitions been completed on January 1, 2005, the pro-forma results of operations would not have been material to our consolidated results of operations.

We paid $50,706, net of cash acquired of $2,008, upon closing and will pay an additional amount totaling $12,078 in 2007 and 2008 for these acquisitions, of which $154 is for accrued transaction costs as of December 31, 2006. In connection with our acquisition of Accipiter, we issued stock options to acquire our common shares to certain Accipiter employees in exchange for Accipiter stock options outstanding on the closing date. The estimated fair value of the replaced employee stock awards were $3,094 and were included in the total purchase price. The total purchase price of $67,886 was allocated as follows, based on the fair value of tangible and intangible assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$2,008
Accounts Receivable	3,685
Other assets	2,392
Property and equipment, net	1,068
Goodwill	49,038
Other intangible assets	24,421
Current liabilities	(8,318)
Noncurrent liabilities	(6,408)

$67,886

Goodwill recorded for Franchise Gator will be deductible for tax purposes, and goodwill recorded for our other acquisitions will not be deductible for tax purposes.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of intangible assets acquired during the year are as follows:

		Weighted	Book Value as of
		Average	December 31,
	Cost	Life in Years	2006

Non-compete agreements	$662	4.8	$611
Customer relationships	10,555	4.5	10,503
Developed technology	7,517	6.0	6,389
Trade names	5,687	11.2	5,371

	$24,421	6.5	$22,874

On December 5, 2005, we acquired 100% of the outstanding shares of DNA, a full-service interactive advertising agency. We acquired DNA to provide us with a presence within the European market. We paid $12,986 for this acquisition, including contingent payments paid subsequent to the acquisition date. We will make a final contingent payment to DNA in 2009. Had this acquisition been completed on January 1, 2005, the pro forma results of operations would not have been material to our consolidated results of operations.

On July 27, 2004, we acquired 100% of the outstanding shares of SBI.Razorfish, an Internet marketing and consulting firm. We acquired SBI.Razorfish in order to combine its offerings with Avenue A and create one of the largest interactive agencies. We paid $160,000 for this acquisition. In July 2004 we also acquired 100% of the outstanding shares of TechnologyBrokers, the European reseller of Atlas technology, and MediaBrokers, a performance-based media company. We paid $52,028 for this acquisition, including contingent payments paid subsequent to the acquisition date. On February 9, 2004 we acquired 100% of the outstanding shares of NetConversions, a provider of Web site usability technology and services for optimizing marketers’ websites. We acquired NetConversions for its strong client portfolio and to further enhance the technology offerings of its Atlas operating unit. We paid $4,947 for this acquisition, including contingent payments paid subsequent to the acquisition date.

The following table presents pro forma financial information as if the material acquisitions completed during the year ended December 31, 2004 took place on January 1, 2004. As such, the unaudited pro forma combined historical results of operations, as if Net Conversions, SBI.Razorfish, TechnologyBrokers and MediaBrokers had been acquired on January 1, 2004 are as follows:

2004

Total revenues	$219,029
Net income	$43,050
Basic net income per share	$0.70
Diluted net income per share	$0.61

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

Many of our acquisitions have related purchase agreements that provide for future contingent payments. These payments are determined based on the operating performance of the acquired entities over a stated period of time. Due to the uncertainty of achieving the financial results the purchase price is adjusted when the contingency is resolved and the additional consideration is distributable and determinable beyond a

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable doubt. The following table summarizes our estimates of future contingent payments in the period of expected payment should actual results be consistent with management’s current estimates.

	Year Ending December 31,
	2009		2011
	Low	High	Low	High

Digital Marketing Services(1)	$39,800	$72,100	$4,600	$13,800

(1)	In addition to the contingent payments shown in the table, we will also make payments totaling $11,924 subsequent to December 31, 2006. These payments relate to the acquisitions made during 2006 and have been accrued on the Consolidated Balance Sheet as of December 31, 2006.

Note 5.	Intangible Assets

The components of other intangible assets are as follows:

	December 31,
	2006	2005

Customer relationships	$51,271	$39,944
Developed technology	10,570	3,053
Service process	406	406
Non-compete agreements	1,162	458
Trade names	7,109	1,350

	70,518	45,211
Less: Accumulated amortization	(23,263)	(13,133)

	$47,255	$32,078

Amortization expense related to developed technology is recorded as cost of revenue and amortization expense related to all other intangible assets is presented as amortization of intangible assets in our Consolidated Statement of Operations. Intangible assets amortization expense was $9,330, $7,210 and $4,048 for the years ending December 31, 2006, 2005 and 2004, respectively, excluding amortization expense classified as cost of revenue. During the years ended December 31, 2006, 2005 and 2004, $766, $788 and $576, respectively, of amortization expense was classified as cost of revenue.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 the estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying intangible assets, is as follows:

	Customer
	Relationships,
	Non-Complete
	Agreements,
	Trade Name, and	Developed
	Service Process	Technology	Total

Year Ended December 31,
2007	$10,410	$1,746	$12,156
2008	10,285	1,253	11,538
2009	8,431	1,253	9,684
2010	5,260	1,253	6,513
2011	2,063	1,253	3,316
2012 and thereafter	2,847	1,201	4,048

	$39,296	$7,959	$47,255

Note 6.	Goodwill

Changes in the carrying amount of goodwill by segment for the years ending December 31, 2006 and 2005 are as follows:

	Balance as of		Balance as of		Balance as of
	December 31,		December 31,	Increases/	December 31,
	2006	Increases	2005	(Decreases)	2004

Digital marketing services	$164,783	$43,908	$120,875	$(3,739)	$124,614
Digital marketing technologies	59,592	43,626	15,966	3,679	12,287
Digital performance media	44,950	40,716	4,234	3,290	944

	$269,325	$128,250	$141,075	$3,230	$137,845

The increases above include additions to goodwill as a result of purchase price allocations in connection with our acquisitions and contingent consideration paid during the year for some of our acquisitions (Note 4). We have entered into agreements that require the payment of additional consideration to the selling shareholders if certain specified earnings levels are achieved in the future. Goodwill is increased subsequent to the acquisition date when the contingency is resolved and the additional consideration is distributable and determinable beyond a reasonable doubt. It also includes changes resulting from foreign currency translation adjustments of goodwill attributable to our foreign subsidiaries.

The increase during the year ended December 31, 2006 in the digital marketing services segment is primarily due to final contingency payments of $34,063 made during the year and $8,685 of goodwill recorded as a result of acquisitions made during the year. The increase in the digital marketing technology segment is primarily a result of contingency payments of $17,214 and goodwill related to acquisitions of $25,907. The increase in the digital performance media segment is primarily a result of contingency payments of $25,775 and goodwill related to acquisitions of $14,446.

In 2006 we made a final contingent payment of $41.7 million related to one of our acquisitions completed in 2004 which is included in the increases above. The payment was recorded as an increase in our goodwill and allocated to the digital marketing technologies and digital performance media segments. The acquisition agreement includes a process for resolving any disagreements relating to the calculation of the final contingent payment, and we are still in discussions with the former shareholders regarding certain aspects of the

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation. Additional payments, if any, will be recorded as an increase in goodwill when a final resolution is reached.

Note 7.	Property and Equipment

As of December 31, 2006 and 2005, property and equipment consists of the following:

	December 31,
	2006	2005

Computer equipment	$48,275	$37,958
Furniture and fixtures	3,736	2,077
Software costs	16,474	10,991
Leasehold improvements	10,142	5,773

	78,627	56,799
Less: Accumulated depreciation and amortization	(44,284)	(29,429)

	$34,343	$27,370

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $15,679, $10,572 and $4,455, respectively.

Note 8.	Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2006	2005	2004

Current taxes:
U.S. Federal	$1,239	$(117)	$4,804
State	2,238	1,626	1,307
Foreign	1,211	4,313	—

Total current taxes	4,688	5,822	6,111

Deferred taxes:
U.S. Federal	31,512	16,731	(20,446)
State	2,576	2,445	(952)
Foreign	(746)	—	—

Total deferred taxes	33,342	19,176	(21,398)

Provision for income taxes	$38,030	$24,998	$(15,287)

U.S. and foreign components of income before income taxes are as follows:

	December 31,
	2006	2005	2004

U.S.	$83,661	$48,259	$25,459
Foreign	8,323	11,920	2,137

Income before income taxes	$91,984	$60,179	$27,596

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The items accounting for the difference between income taxes computed at the domestic federal statutory rate and the provision for income taxes are as follows:

	December 31,
	2006		2005		2004

Federal Statutory Rate	$32,194	35.0%	$21,063	35.0%	$9,659	35.0%
Effect of:
State income tax, net of federal tax benefit	4,031	4.4%	3,502	5.8%	874	3.2%
Change in valuation allowance	—	—%	—	—%	(25,815)	(93.6)%
Other, net	1,805	1.9%	433	0.7%	(5)	(0.0)%

Total	$38,030	41.3%	$24,998	41.5%	$(15,287)	(55.4)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income taxes are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$7,887	$31,128
Capital loss carryforwards	996	979
Research and development credits	733	473
Alternative minimum tax credits	1,693	453
Salary accruals	1,897	1,356
Stock options	8,958	3,688
Accruals, reserves, and other	2,636	4,061

Total deferred tax assets	24,800	42,138
Valuation allowance for deferred tax assets	(996)	(979)

Net deferred tax assets	23,804	41,159
Deferred tax liabilities:
Purchased intangible assets	(15,519)	(9,986)
Fixed assets and other	(895)	(2,002)

Total deferred tax liabilities	(16,414)	(11,988)

Net deferred tax asset	$7,390	$29,171

The following table presents the breakdown between current and non-current net deferred tax assets:

	December 31,
	2006	2005

Current	$4,475	$5,416
Non-current	2,915	23,755

Total	$7,390	$29,171

At December 31, 2006, we had federal net operating loss carryforwards of approximately $21,745 related to U.S jurisdictions. The valuation allowance increased by approximately $17 for the year ended December 31, 2006 and decreased by approximately $16 and $20,123 for the years ended December 31, 2005 and 2004,

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Our utilization of net operating loss carryforwards and research and development credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. As a result, a change in ownership could limit our ability to use these tax carryforwards in the future. As a result of our acquisitions during 2004, a portion of the net operating loss and research and development carryforwards are subject to annual limitations under Section 382. Net operating loss carryforwards begin to expire at various times commencing in 2017. Research and development credit carryforwards expire commencing in 2018.

Our income taxes payable has been reduced by the tax benefits of deductions resulting from the exercise of certain stock options and certain dispositions of shares acquired by our employees under our Employee Share Purchase Plan. To the extent that the tax deductions exceed the compensation cost recognized in our Consolidated Statement of Operations for those awards, we credit the excess tax benefit directly to our shareholders’ equity. Excess tax benefits recorded as additional-paid in capital amounted to $16,035, $21,438 and $5,096 in 2006, 2005 and 2004, respectively.

We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $13,192 resulting from earnings for certain non-U.S. subsidiaries which we intend to permanently reinvest outside the United States. If these earnings were distributed to the U.S. in the form of dividends or otherwise, then we would be subject to U.S. income taxes. The determination of such unrecognized liability is not practical since the liability, if any, is dependent on circumstances if and when such distribution occurs.

Note 9.	Stock Option and Employee Stock Purchase Plans

Stock Option Plans

Our stock option plans consist of the 2000 Stock Incentive Compensation Plan, the 1999 Stock Incentive Compensation Plan, and the 1998 Stock Incentive Compensation Plan (the Plans). As of December 31, 2006, shares reserved under the Plans consist of 97 shares in the 2000 Stock Incentive Compensation Plan, 12,818 shares in the 1999 Stock Incentive Compensation Plan, and 1,801 shares in the 1998 Stock Incentive Compensation Plan. Any shares of common stock available for issuance under the 1998 Stock Incentive Compensation Plan that are not issued under that plan may be added to the aggregate number of shares available for issuance under the 1999 Stock Incentive Compensation Plan. In addition, the shares under the 1999 Plan increase annually by an amount equal to the lesser of (i) 5,250 shares, (ii) 8% of the adjusted average common shares outstanding used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. Our Board of Directors or a committee thereof grants options at an exercise price of not less than the fair market value of our common stock at the date of grant. In addition, we determined that the 2000 Stock Incentive Plan will terminate when all awards outstanding under that plan as of December 11, 2002 have been exercised or have terminated or expired according to their terms. Accordingly, no new options will be granted under the 2000 Stock Incentive Compensation Plan. We have a policy of issuing new shares to satisfy option exercises and share awards.

Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the options and the right of exercise may not exceed ten years from the date of grant. The stock options typically vest 20% after the first year and ratably over the following twelve quarters.

Nonvested Share Award

Under terms of a share award agreement with our CEO, we awarded a nonvested share grant of 115 shares of common stock in January 2006, which will vest over a period of 60 months based on his continued employment with us.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In 1999, the Board of Directors and shareholders approved the adoption of our 1999 Employee Stock Purchase Plan (the 1999 Purchase Plan). The shares under the 1999 Purchase Plan increase annually starting on the first day of our fiscal year beginning in 2001 by an amount equal to the lesser of (i) 750 shares of common stock, (ii) 2% of the adjusted average common shares outstanding used to calculate fully diluted earnings per share for the preceding year, or (iii) a lesser amount determined by the Board of Directors. The 1999 Purchase Plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable annual offering period or on the last day of the respective semi-annual purchase period. During the years ended December 31, 2006, 2005 and 2004, employees purchased 354, 401 and 220 shares, respectively, under the 1999 Purchase Plan. As of December 31, 2006, there were 772 shares available for purchase under the 1999 Purchase Plan.

Valuation of Awards

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of our stock and implied volatility from traded options on our stock. The expected term of options granted was derived from the analysis of various hypothetical settlement scenarios and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was the U.S. treasury rate corresponding to the expected term of the option. We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero has been used in the Black-Scholes option pricing model.

The fair value for options and share awards granted under our stock option plans was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants in 2006, 2005 and 2004:

	December 31,
	2006	2005	2004

Weighted average risk-free interest rate	4.55	3.99	3.35
Expected term, in years	4.1-7.2	4.5-8	1-6.5
Weighted average expected volatility	63%	101%	104%
Dividend yield	—	—	—

The fair value of the shares granted under our employee stock purchase plan was estimated using the Black-Scholes option-pricing model and the following assumptions for grants in 2006, 2005 and 2004:

	December 31,
	2006	2005	2004

Weighted average risk-free interest rate	4.92	3.69	1.53
Expected term, in years	0.5-1.0	0.5-1.0	0.5-1.0
Weighted average expected volatility	46%	47%	66%
Dividend yield	—	—	—

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

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we had elected to apply the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” In accordance with the provisions of SFAS No. 123, we applied APB No. 25 and related interpretations in accounting for our stock option and employee stock purchase plans. Stock-based compensation expense of $46 ($28 net of tax effect) was recognized in our Consolidated Statement of Operations for the year ended December 31, 2005 due to the accelerated vesting of certain options. All options granted for the years ended December 31, 2005 and 2004 had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized as expense over the option’s vesting periods.

	December 31,
	2005	2004

Net income, as reported	$35,181	$42,883
Add: Stock-based employee compensation expense included in reported net income, net of tax	28	—
Deduct: Total stock-based compensation determined under fair value based method for all awards, net of tax effect of $6,702 and $3,977 in 2005 and 2004, respectively	(10,765)	(6,221)
Add: Prior year’s tax effects recognized in 2004(1)	—	12,354

Pro forma net income, fair value method for all stock-based awards	$24,444	$49,016

Basic net income per share:
As reported	$0.55	$0.70
Pro forma	$0.38	$0.80
Diluted net income per share:
As reported	$0.48	$0.62
Pro forma	$0.34	$0.71

(1)	In 2004, we released a valuation allowance on our deferred tax assets. This amount includes the resulting cumulative effect of previously unrecognized tax benefits which were recorded in 2004.

Impact of the Adoption of 123(R)

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

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact on results of continuing operations of recording stock-based compensation expense for the year ended December 31, 2006 was as follows:

Cost of revenue	$579
Client support	9,227
Product development	1,541
Sales and marketing	1,297
General and administrative	5,910

Total stock-based compensation expense	18,554
Total income tax benefit recognized for stock-based compensation expense	7,236

Total stock-based compensation expense, net of tax	$11,318

Impact on net income per share:
Basic	$0.15
Diluted	$0.14

As of December 31, 2006, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $28,787, which is expected to be recognized over a weighted-average period of 2.4 years.

Award Activity

Option activity under the Plans was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual Term	Intrinsic
	Outstanding	Price	(Years)	Value

Balance, December 31, 2003	13,870	$3.59
Granted	2,734	9.08
Exercised	(1,869)	2.03
Forfeited and expired	(960)	5.86

Balance, December 31, 2004	13,775	$4.73
Granted	3,813	11.96
Exercised	(3,838)	2.90
Forfeited and expired	(581)	9.05

Balance, December 31, 2005	13,169	$7.17
Granted	2,056	22.89
Exercised	(2,179)	5.44
Forfeited and expired	(714)	14.19

Balance, December 31, 2006	12,332	$9.69	5.7	$185,645

Exercisable at December 31, 2006	7,026	$5.52	4.6	$134,751

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2006,

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 and 2004 was $44,254, $59,863 and $14,646, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $13.82, $10.16 and $7.73, respectively.

In connection with our acquisition of Accipiter in 2006, we issued stock options to acquire 158 of our common shares to certain Accipiter employees in exchange for Accipiter stock options outstanding on the closing date. The estimated fair value of the replaced employee stock awards was $3,094 and it was included in the total purchase price. A total of $553 was allocated to unvested replacement options and it will be recognized as compensation expense, adjusted for estimated forfeitures, over the remaining vesting period of the options.

Cash received from option exercises was $11,847 for the year ended December 31, 2006. The actual tax benefit realized from option exercises totaled $16,840 for the year ended December 31, 2006.

Nonvested share activity under the Plans was as follows:

Nonvested
Shares
Outstanding

Nonvested at December 31, 2005	—
Granted	115
Vested	(10)
Forfeited and expired	—

Nonvested at December 31, 2006	105

The weighted average grant date fair value of nonvested shares outstanding as of December 31, 2006 was $25.24. The total fair value of share awards vested during the year ended December 31, 2006 was $2,580.

Note 10.	Shareholders’ Equity

The following shares of common stock have been reserved for future issuance as of December 31, 2006:

Convertible senior subordinated notes	6,163
Employee stock options and share awards outstanding under the Plans	12,332
Employee stock options and share awards available for grant under the Plans	2,384
Employee stock purchase plan	772

21,651

On March 15, 2006 we completed an equity offering of 7,500 shares of common stock at a purchase price of $24.00 per share. The total net proceeds from the equity offering were $172,300 after deduction of applicable issuance costs. In connection with the offering, we granted the underwriters an over-allotment option to purchase an additional 1,125 shares, which was exercised in full and closed on April 13, 2006. All shares issued were registered in advance of our follow-on offering through a Registration Statement on Form S-3 filed with the Securities and Exchange Commission using the “shelf” registration process. The total net proceeds from the offering, including net proceeds of $25,950 from the underwriter’s over-allotment shares, were $198,250 after deducting applicable issuance costs.

Note 11.	Employee Benefit Plan

We have a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (the Plan), in which our US-based employees participate. Eligible employees may defer up to 75% of their pre-tax eligible compensation, up to the annual maximum allowed by the Internal Revenue Service. We make

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretionary matching contributions based on certain plan provisions. We made contributions of approximately $1,508, $1,013 and $528 during the years ended December 31, 2006, 2005 and 2004, respectively.

Note 12.	Commitments and Contingencies

Operating Leases

We have various non-cancelable operating leases, including building and equipment leases that expire at various times through 2016. Future minimum lease payments as of December 31, 2006 are as follows:

Year Ended December 31,
2007	$11,492
2008	10,654
2009	10,030
2010	10,454
2011	9,106
2012 and thereafter	24,085

$75,821

Rent expense under operating leases totaled approximately $10,148, $6,015, and $4,926, for the years ended December 31, 2006, 2005 and 2004, respectively. Sublease income totaled approximately $288, $76, and $140 for the years ended December 31, 2006, 2005, 2004, respectively. Certain of these leases contain rent escalation provisions, which increase rent payments due in the later years of the lease term. Rent expense for these leases is recognized on a straight-line basis over the lease term. Certain leases also contain rent incentives, which are recognized as a reduction of expense over the lease term.

Other Commitments

In addition to the operating leases described above and the future contingency payments related to our acquisitions described in Note 4, we have multiple agreements with third parties to house our ad serving equipment and for ad content delivery with terms ranging from approximately one to three years. For the years ended December 31, 2006, 2005 and 2004, total rent expense was $1,960, $1,285 and $1,100 and total ad content delivery expense was $6,245, $3,857, and $2,200, respectively. The future minimum commitments under the agreements to house our ad serving equipment and for ad content delivery services are $1,817 and $445 during the years ending December 31, 2007 and 2008, respectively.

Legal Proceedings

IPO Securities Litigation.  In June 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against Avenue A, Inc. (now aQuantive), some of its directors and officers, and various underwriters of its initial public offering and, in separate actions, against Razorfish, Inc. (which we acquired with SBI.Razorfish), some of its directors and officers, and various underwriters of its initial public offering. Plaintiffs generally allege that the named defendants in the Avenue A and Razorfish actions violated Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, because the prospectuses related to Avenue A’s and Razorfish’s offerings failed to disclose, and contained false and misleading statements regarding, certain commissions purported to have been received by the underwriters, and other purported underwriter practices in connection with their allocation of shares in the offerings. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21MC92. The

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated amended complaints in the Avenue A and Razorfish actions seek unspecified damages on behalf of purported classes of purchasers of Avenue A’s and Razorfish’s common stock. In the Avenue A action, the alleged class period is February 28, 2000 to December 6, 2000. In the Razorfish action, the alleged class period is April 26, 1999 to December 6, 2000.

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

In June 2003, a proposed settlement of the litigation was structured between the plaintiffs, the issuer defendants in the coordinated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. Avenue A and Razorfish conditionally approved the proposed partial settlement in the Avenue A action and Razorfish action, respectively. The stipulation of settlement for the release of claims against the issuer defendants, including Avenue A and Razorfish, was submitted to the court in June 2004. On February 15, 2005, the court preliminarily approved the settlements in the coordinated actions contingent on specified modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement but has yet to rule on that motion. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Neither Avenue A nor Razorfish is one of the test cases and it is unclear what impact, if any, the Second Circuit’s decision will have on the classes in the Avenue A and Razorfish cases. If the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. We do not believe we have any material financial exposure related to this litigation, and if we were to have financial exposure we believe it would be covered by insurance.

From time to time, we are party to routine litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial condition and results of operations.

Note 13.	Debt

In connection with our acquisition of SBI.Razorfish in 2004, we issued $74,697 in convertible notes to former SBI.Razorfish owners. The convertible notes were subsequently fully paid off with the proceeds of the sale of convertible senior subordinated notes (the Notes) in the aggregate principal amount of $80,000 in a private placement in August and September 2004. The Notes bear interest of 2.25 percent per year, payable semi-annually, and are convertible into our common stock at a fixed conversion price of $12.98 per share. On or after August 15, 2009, we may, at our option, redeem all or a portion of the Notes for cash at a redemption price equal to 100 percent of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. In addition, on each of August 15, 2009, August 15, 2014, and August 15, 2019, holders may require us to purchase all or a portion of their Notes for cash at 100 percent of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest. The Notes will mature on August 15, 2024. As of December 31, 2006, 2005 and 2004, the principal amount of outstanding Notes was $80,000.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Net Income Per Share

Net income per share has been calculated under SFAS No. 128, “Earnings per Share.” Basic net income per share is computed using the weighted average number of shares of common stock outstanding. During the year ended December 31, 2006, 2005 and 2004, 1,585, 500 and 1,405 common stock equivalent shares, respectively, related to stock options are excluded in the calculation of diluted net income per share, as their effect is anti-dilutive.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted income per share:

	Year Ended December 31,
	2006	2005	2004

Net income (numerator for basic)	$53,954	$35,181	$42,883
Add: Interest expense on convertible notes, net of tax	1,415	1,421	438

Adjusted net income (numerator for diluted)	$55,369	$36,602	$43,321
Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	74,847	64,099	61,225
Less: Weighted average common shares subject to repurchase	(108)	—	—

Shares used in computation of basic net income per share	74,739	64,099	61,225

Add: Dilutive effect of employee stock options	5,017	6,254	5,639
Add: Dilutive effect of convertible debt	6,163	6,163	2,548

Shares used in computation of diluted net income per share	85,919	76,516	69,412

Basic net income per share	$0.72	$0.55	$0.70

Diluted net income per share	$0.64	$0.48	$0.62

Note 15.	Segment Reporting

We report selected segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within our organizational structure described in Note 1: digital marketing services, digital marketing technologies and digital performance media.

Unallocated corporate expenses, including amounts recorded for stock-based compensation expense, are centrally managed at the corporate level and not reviewed by our chief operating decision maker in evaluating results by segment. Beginning in 2006, amortization of intangible assets, which had previously been reported as unallocated, was allocated to the segments. This allocation is based on the segment classification of the acquisitions which gave rise to the intangible asset. Prior period segment information has been reclassified to reflect this change.

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses(2)	Total

Year Ended December 31, 2006
Revenue	$267,589	(1)	$122,366	$52,256	$—	$442,211
Costs and expenses:
Cost of revenue	6,226	(1)	32,939	27,834	579	67,578
Client support	184,667		—	4,261	9,227	198,155
Product development	—		13,521	—	2,077	15,598
Sales and marketing	5,799		14,269	7,094	1,297	28,459
General and administrative	12,464	(3)	9,611	2,315	17,020	41,410
Amortization of intangible assets	6,655		1,360	1,315	—	9,330
Client reimbursed expenses	5,675		—	—	—	5,675

Total costs and expenses	221,486		71,700	42,819	30,200	366,205
Other operating income	3,867					3,867

Income (loss) from operations	$49,970		$50,666	$9,437	$(30,200)	79,873

Interest and other income, net						14,491
Interest expense						2,380

Income before income taxes						91,984
Provision for income taxes						38,030

Net income						$53,954

Year Ended December 31, 2005
Revenue	$189,755	(1)	$92,287	$26,363	$—	$308,405
Costs and expenses:
Cost of revenue	263	(1)	22,602	15,440	—	38,305
Client support	135,790		—	2,430	—	138,220
Product development	—		9,328	—	—	9,328
Sales and marketing	4,595		10,353	2,341	—	17,289
General and administrative	12,916		7,912	1,223	10,681	32,732
Amortization of intangible assets	5,593		1,251	366	—	7,210
Client reimbursed expenses	4,340		—	—	—	4,340

Total costs and expenses	163,497		51,446	21,800	10,681	247,424

Income (loss) from operations	$26,258		$40,841	$4,563	$(10,681)	60,981

Interest and other income, net						1,532
Interest expense						2,334

Income before income taxes						60,179
Provision for income taxes						24,998

Net income						$35,181

Year Ended December 31, 2004
Revenue	$87,653		$60,871	$9,413	$—	$157,937
Costs and expenses:
Cost of revenue	—		15,228	7,323	—	22,551
Client support	65,505			1,429	—	66,934
Product development	—		6,188	—	—	6,188
Sales and marketing	1,628		7,268	301	—	9,197
General and administrative	6,253		6,660	430	7,870	21,213
Amortization of intangible assets	2,569		1,319	160	—	4,048
Client reimbursed expenses	1,260		—	—	—	1,260

Total costs and expenses	77,215		36,663	9,643	7,870	131,391

Income (loss) from operations	$10,438		$24,208	$(230)	$(7,870)	26,546

Interest and other income, net						1,925
Interest expense						875

Income before income taxes						27,596
Benefit for income taxes						(15,287)

Net income						$42,883

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	A small portion of our media business generates revenue that is presented on a gross basis. Accordingly, both revenue and cost of revenue include the cost of media purchased for our clients.

(2)	For the year ended December 31, 2006, stock-based compensation expense included in unallocated corporate expenses was as follows:

Cost of revenue	$579
Client support	9,227
Product development	1,541
Sales and marketing	1,297
General and administrative	5,910

Total stock-based compensation expense	$18,554

(3)	General and administrative expense for the digital marketing services segment includes the $1,900 reversal of a contingent tax liability. See Note 2 for additional information about this change in contingent tax liability.

We recorded $90,158, $38,070 and $10,554 of revenue from international customers during the years ended December 31, 2006, 2005 and 2004, respectively. Of our total revenue from international customers, revenue from U.K. customers was $65,186, $27,371 and $9,645 during the years ended December 31, 2006, 2005 and 2004, respectively. We classify revenue as international or domestic based on the geographic location where services are delivered. Additionally, we had $84,110 and $15,752 of long-lived assets in international locations, of which $67,448 and $15,752 were located in the U.K., at December 31, 2006 and 2005, respectively. The majority of these assets are goodwill and other intangible assets. Our remaining long-lived assets are located in the United States.

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to or used by the chief operating decision maker.

Note 16.	Selected Quarterly Financial Information (Unaudited)

	March 31		June 30	September 30	December 31

2006 Quarter Ended
Revenue	$92,185		$105,629	$110,981	$133,415
Income from operations	11,153	(1)	17,873	19,593	31,254	(2)
Income before income taxes	12,270		21,037	23,129	35,547
Provision for income taxes	4,655		8,700	9,561	15,114
Net income	7,615		12,337	13,568	20,433
Basic income per share	$0.11		$0.16	$0.18	$0.26
Diluted income per share	$0.10		$0.15	$0.16	$0.23
2005 Quarter Ended
Revenue	$64,997		$77,189	$78,762	$87,457
Income from operations	11,079		13,274	15,705	20,923
Income before income taxes	10,759		12,948	15,620	20,852
Provision for income taxes	4,349		5,188	6,183	9,278
Net income	6,410		7,760	9,437	11,574
Basic income per share	$0.10		$0.12	$0.15	$0.18
Diluted income per share	$0.09		$0.11	$0.13	$0.15

AQUANTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	General and administrative expense for the digital marketing services segment includes the $1,900 reversal of a contingent business tax liability. See Note 2 for additional information.

(2)	It includes other operating income of $3,867 resulting from the extinguishment of liabilities related to media served prior to 2004. See Note 2 for additional information.

Note 17.	Subsequent Events

In January 2007 we formed a capital and business alliance with Digital Palette Inc., a subsidiary of Dentsu Inc. We acquired newly issued shares of Digital Palette from a third party resulting in a total investment of approximately $4 million and an ownership percentage of 19.4 percent of the outstanding common shares. Digital Palette is a Japanese corporation engaged in planning, production and consulting services focusing on digital content. Dentsu, Inc., the largest marketing service firm in Japan, through direct and indirect holdings is the majority shareholder of Digital Palette. We plan to build a close relationship with Digital Palette through such activities as joint training programs to facilitate the sharing of know-how and collaboration in developing new clients, and use Digital Palette as our main base in Japan. The investment in Digital Palette will be recorded at cost in our Consolidated Balance Sheet.

SCHEDULE II

AQUANTIVE, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions	Period

2006:
Allowance deducted from accounts receivable:
Allowance for sales credits	$1,259	$5,159	$(4,222)	$2,196
Allowance for doubtful accounts	1,887	1,383	(1,379)	1,891

Total	$3,146	$6,542	$(5,601)	$4,087

2005:
Allowance deducted from accounts receivable:
Allowance for sales credits	$1,610	$2,634	$(2,985)	$1,259
Allowance for doubtful accounts	1,534	1,527	(1,174)	1,887

Total	$3,144	$4,161	$(4,159)	$3,146

2004:
Allowance deducted from accounts receivable:
Allowance for sales credits	$689	$1,208	$(287)	$1,610
Allowance for doubtful accounts	1,344	485	(295)	1,534

Total	$2,033	$1,693	$(582)	$3,144

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management of aQuantive, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our

evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

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

(c) Changes in Internal Controls.

During the quarter ended December 31, 2006, no change was made to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2007, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Part III, Item 14, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 8, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Documents filed as part of this Report:

(1) Financial Statements — all consolidated financial statements of the Company as set forth under Item 8 of this Report.

(2) Financial Statement Schedules — Schedule II Valuation and Qualifying Accounts.

(3) Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(i)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of July 27, 2004 among aQuantive, Inc., Artist Merger Sub, Inc. and SBI Holdings, Inc.(j)
3.1	Amended and Restated Articles of Incorporation of the registrant(n)
3.2	Amended and Restated Bylaws of the registrant(d)
4.1	Indenture dated August 24, 2004 between aQuantive, Inc. and BNY Western Trust Company, as Trustee, including Form of Note(k)
10.1	Employment Agreement between the registrant and Brian P. McAndrews, dated January 20, 2000*(a)
10.2	Restated 2000 Stock Incentive Compensation Plan*(f)
10.3	Restated 1999 Stock Incentive Compensation Plan*(e)
10.4	aQuantive, Inc. Restated 1999 Stock Incentive Compensation Plan Non-Qualified Stock Option Letter Agreement(l)*
10.5	Restated Stock Option Grant Program for Nonemployee Directors under the 1999 Stock Incentive Compensation Plan, together with Forms of option letter agreements*(o)
10.6	1999 Employee Stock Purchase Plan*(a)
10.7	Restated 1998 Stock Incentive Compensation Plan*(a)
10.8	Network Services Agreement between the registrant and Speedera Networks, Inc., dated February 20, 2002(c)
10.9	Stock Purchase Agreement between the registrant and Bradley Aronson dated November 25, 2002+(f)
10.10	Sublease agreement between Gray Cary Ware & Fredenrich LLP and Atlas DMT LLC dated August 19, 2003(g)
10.11	Exchange Building Office Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated June 25, 2004(l)
10.12	First Amendment to Lease between Walton Exchange Investors II, L.L.C. and aQuantive, Inc. dated November 5, 2004.(l)
10.13	First Amendment to Lease between Chicago Fulton Venture, L.L.C., and aQuantive, Inc. dated April 15, 2004(l)
10.14	Summary of 2006 Executive Incentive Program*(n)
10.15	Summary of 2007 Executive Committee bonus program*(q)
10.16	Form of Option Agreement between aQuantive and Clark Kokich, Mike Galgon and Brian McAndrews*(o)
10.17	Option Agreement between aQuantive, Inc. and Brian P. McAndrews, dated March 28, 2005*(o)
10.18	Restricted Stock Award Agreement between aQuantive, Inc. and Brian P. McAndrews, dated January 2, 2006*(p)
10.19	Sub-sublease agreement between Avenue A LLC and Google, Inc. dated May 19, 2006
10.20	Employment Agreement between the registrant and Michael T. Galgon, dated June 21, 2000*(m)
12.1	Statement Regarding Ratio of Earnings to Fixed Charges

Exhibit No.	Description

21.1	Subsidiaries of the registrant
23.1	Consent of KPMG LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page hereof)
31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Wayne Wisehart Pursuant to Rule 13a-14(a)of the Securities and Exchange Act of 1934, as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Wayne Wisehart Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

+	Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the SEC. The omitted portions have been filed separately with the SEC.

*	Management contract or compensatory plan or arrangement.

(a)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A (Registration No. 333-92301) filed on February 24, 2000.

(b)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(c)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(d)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q/A filed on May 15, 2002.

(e)	Incorporated by reference to Appendix A of the registrant’s Proxy Statement filed on April 24, 2004.

(f)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(g)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(h)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(i)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 28, 2004.

(j)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(k)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 26, 2004.

(l)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(m)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A (Registration No. 333-120675) filed on February 4, 2005.

(n)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(o)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(p)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 4, 2006.

(q)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 3, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIVE, INC.

By:	/s/ Brian P. McAndrews
Brian P. McAndrews
Chief Executive Officer and President

Date: February 28, 2007

Each person whose individual signature appears below hereby authorizes and appoints Brian P. McAndrews and Wayne Wisehart, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated below on the 28th day of February, 2007.

Signature	Title

/s/ Brian P. McAndrews Brian P. McAndrews	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ M. Wayne Wisehart M. Wayne Wisehart	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Nicolas J. Hanauer Nicolas J. Hanauer	Chairman of the Board

/s/ Richard P. Fox Richard P. Fox	Director

/s/ Peter M. Neupert Peter M. Neupert	Director

/s/ Jack Sansolo Jack Sansolo	Director

/s/ Michael Slade Michael Slade	Director

Signature	Title

/s/ Linda J. Srere Linda J. Srere	Director

/s/ Jaynie M. Studenmund Jaynie M. Studenmund	Director