Form 10-Q
period 2007-03-31
AQUANTIVE INC
filed 2007-05-09
CIK 1071806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of May 3, 2007 was 78,924,220.

AQUANTIVE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1A. Risk Factors	24
Item 6. Exhibits	25
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AQUANTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$130,942	$147,795
Short-term investments	165,769	131,012
Accounts receivable, net of allowances of $4,283 and $4,087 at March 31, 2007 and December 31, 2006, respectively	270,462	273,174
Other receivables	2,735	2,312
Prepaid expenses and other current assets	5,247	4,459
Deferred tax assets, net	9,567	4,475

Total current assets	584,722	563,227
Property and equipment, net	36,847	34,343
Goodwill	274,992	269,325
Other intangible assets, net	48,684	47,255
Long-term investments	18,996	32,509
Other assets	3,032	2,754
Deferred tax assets, net	—	2,915

Total assets	$967,273	$952,328

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$182,220	$194,386
Accrued liabilities	50,500	56,686
Pre-billed media	25,920	27,945
Deferred rent, current portion	1,037	1,027
Deferred revenue	14,117	16,517

Total current liabilities	273,794	296,561
Long-term accrued liabilities	3,832	3,720
Notes payable	80,000	80,000
Deferred rent, less current portion	4,161	4,221
Deferred tax liabilities	6,482	—

Total liabilities	368,269	384,502

Shareholders’ equity:
Preferred stock, $0.01 par value; 21,084 shares authorized and none issued or outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 78,669 and 77,768 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	787	778
Paid-in capital	538,974	522,657
Retained earnings	55,278	41,036
Accumulated other comprehensive income	3,965	3,355

Total shareholders’ equity	599,004	567,826

Total liabilities and shareholders’ equity	$967,273	$952,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$142,621	$92,185

Expenses:
Cost of revenue	23,588	13,378
Client support	64,967	45,172
Product development	4,839	3,680
Sales and marketing	10,531	6,640
General and administrative	15,050	9,258
Amortization of intangible assets	2,743	2,036
Client reimbursed expenses	2,055	868

Total costs and expenses	123,773	81,032
Other operating income	1,046	—

Income from operations	19,894	11,153
Interest and other income, net	4,129	1,699
Interest expense	587	582

Income before income taxes	23,436	12,270
Provision for income taxes	9,194	4,655

Net income	$14,242	$7,615

Basic net income per share	$0.18	$0.11

Diluted net income per share	$0.16	$0.10

Shares used in computing basic net income per share	78,143	68,275

Shares used in computing diluted net income per share	89,062	80,010

Comprehensive income:
Net income	$14,242	$7,615
Items of comprehensive income (loss)	610	(15)

Comprehensive income	$14,852	$7,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$14,242	$7,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,151	5,799
Stock-based compensation expense	4,704	4,749
Excess tax benefit from stock-based compensation	(4,598)	(4,687)
Other non-cash items	(222)	138
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	8,705	(15,042)
Other receivables, prepaid expenses and other current assets	78	(1,247)
Other assets	(835)	70
Accounts payable	(17,010)	332
Accrued liabilities	(6,815)	(7,990)
Pre-billed media	(2,274)	16,850
Deferred revenue	(2,540)	(1,185)
Deferred rent	(47)	78
Deferred taxes	7,523	2,740

Net cash provided by operating activities	9,062	8,220

Cash flows from investing activities:
Purchases of property and equipment	(6,801)	(5,536)
Purchases of available-for-sale investments	(61,415)	(3,719)
Proceeds from sales and maturities of available-for-sale investments	44,850	3,333
Purchases of other long-term investments	(4,165)	—
Acquisitions and related earn-out payments	(9,750)	(27,058)

Net cash used in investing activities	(37,281)	(32,980)

Cash flows from financing activities:
Proceeds from equity offering, net of issuance costs	—	172,710
Proceeds from exercises of common stock options and issuance of common stock under the ESPP	6,804	5,086
Excess tax benefit from stock-based compensation	4,598	4,687

Net cash provided by financing activities	11,402	182,483

Effect of exchange rate on cash and cash equivalents	(36)	—

Net (decrease) increase in cash and cash equivalents	(16,853)	157,723

Cash and cash equivalents, beginning of period	147,795	77,272

Cash and cash equivalents, end of period	$130,942	$234,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(in thousands, except per share amounts)
(unaudited)
1. Organization and Operations of the Company
     aQuantive, Inc., a Washington corporation, is a digital marketing services and technology company. We are organized into three segments:
     Digital Marketing Services (DMS). Our DMS segment consists of Avenue A | Razorfish, an interactive agency which provides a full-service offering, including website development, interactive marketing and creative development and branding through several offices located in the United States and five interactive and creative agencies located in Europe and Asia Pacific. The agencies within our digital marketing services segment help clients use the Internet as an integrated online business channel to build one-to-one relationships with their customers — ranging from consumers and business customers, to partners and employees.
     Digital Marketing Technologies (DMT). Our DMT segment consists of Atlas, a provider of digital marketing technologies and expertise. Atlas’ software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory. Our DMT segment also includes Accipiter, an ad serving technology provider that provides web publishers an inventory management solution that enables the publishers to maximize revenue earned from premium display and text placements.
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
2. Summary of Significant Accounting Policies
   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of aQuantive, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our audited financial statements and the accompanying notes for the years ended December 31, 2006, 2005, and 2004, as included in our Annual Report on Form 10-K filed with the SEC.
   Reclassifications
     Certain prior year amounts have been reclassified to conform to the 2007 presentation.

   Use of Estimates in the Preparation of Financial Statements
     The preparation of our consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition for fixed-price contracts, stock-based compensation expense, the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances for receivables, deferred income tax assets and liabilities, state and city taxes, contingencies and obligations related to employee benefits. Actual results could differ from those estimates.
   Change in Accrued Business Tax Liability
     Our estimated business tax liability decreased during the first quarter of 2006 primarily due to a settlement with the City of Seattle for a business tax obligation for the fiscal years 1999 through 2002. During the three months ended March 31, 2006, we made a final settlement payment of $527 and reversed the remaining liability of $1,900, which was recorded as a reduction of general and administrative expense in our Condensed Consolidated Statement of Operations.
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
     Revenue from website development services are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs. Estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized in the accompanying condensed consolidated financial statements. If billings are less than revenue recognized, the unbilled portion is recorded as unbilled receivables within accounts receivable and if billings are more than revenue recognized, the portion that exceeds recognized revenue is recorded as deferred revenue. Revenues derived from time and materials consulting contracts are recognized as the services are performed. Unbilled receivables totaled $14,958 and $9,065 at March 31, 2007 and December 31, 2006, respectively.
     Interactive marketing includes online media, search engine, email and analytics services. We earn fees for online media in different ways depending on the contractual terms with the client. The majority of revenue is earned based on the dollar amount of advertising space purchased on behalf of its clients. We recognize this revenue over the period of the campaign at the rate at which the advertising is delivered. Revenue can also be earned based on a fixed fee consulting arrangement, which is recognized ratably over the period of the campaign.
     We present most of our online media revenue on a net basis, excluding the cost of media purchased for our clients. We buy advertising space from publisher websites on behalf of our clients as an agent and earn fees based on the dollar amount of advertising space we purchase. As we act as an agent and are not the primary obligor in these transactions, revenue is presented on a net basis. For a smaller portion of our online media, we are the principal in the transaction and accordingly, revenues are presented on a gross basis with the cost of the media recorded as revenue. The mix of where we act as an agent or a principal is contract-dependent and can vary from agency to agency.

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
     Digital Marketing Technologies. Atlas offers digital marketing technology solutions for advertising agencies, enterprise marketers (large companies who manage their own marketing programs) and publishers. Atlas provides agencies and enterprise marketers with online advertising campaign management, rich media, search engine marketing, and website optimization tools and services through the proprietary Atlas Digital Marketing Suite, which includes Atlas Media Console, Atlas Rich Media, Atlas Search and Atlas Site Optimization. Atlas Publisher is a technology product that enables select publishers to increase revenue by utilizing lower value and remnant inventory. Such services are recognized based on either volume or subscription except for Atlas Site Optimization which is recognized based on contract milestones. Revenue from the volume-based services is recognized based on the volume in the period of usage. Revenue from subscription-based services is recognized ratably over the service period. Accipiter offers hosted advertisement serving and ad management and behavioral targeting software solutions to web publishers. We recognize revenue from hosted solutions over the service period. We recognize revenue for the software licensing solutions in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended. Accipiter was acquired in December 2006 and to date, software license revenue recorded in our Condensed Consolidated Statement of Operations has not been significant.
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
     Revenue for these offerings is volume-based and generally recognized based on the volume in the period of usage. Revenue generated from digital performance media is presented on a gross basis, which consists of the gross value of digital performance media’s billings to clients. Under their contracts with clients and publisher websites, DRIVEpm and MediaBrokers are the primary obligors to the arrangements and are the principals in the transaction.
     In May 2006, we acquired Franchise Gator, an extension of our performance media business which addresses clients’ needs for online leads in the franchise industry. Revenue is earned in two different ways depending on the contractual agreements with the client. Services are sold on a cost per lead (CPL) basis and revenue for services sold on that basis is recognized based on the volume of leads generated during the period. Revenue is also generated from subscription-based contracts and recognized ratably over the service period.
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
   Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 was effective beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. This statement is effective for fiscal years beginning after November 15, 2007. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

3. Acquisitions and Other Investments
     Business Combinations
     On March 6, 2007, we acquired 100% of the outstanding shares of Duke, an interactive advertising agency located in Paris, France. We purchased Duke to expand our presence in the European market. In connection with the acquisition, we paid $8,096 and will make an additional payment of approximately $1,015 during the second quarter of 2007. The total purchase price of $9,111 was assigned to the assets acquired and liabilities assumed based on their fair values on the acquisition date. Based on our valuation, $4,573 was assigned to intangible assets for tradename and customer relationships, and $4,618 million was assigned to goodwill. Pursuant to the purchase agreement, a portion of the acquisition price was calculated based on the acquiree’s working capital, however the final calculation is still subject to adjustments which could change the amount of the purchase price. The results of Duke have been included in our consolidated results and in our digital marketing services segment since the date of acquisition. Had this acquisition been completed on January 1, 2007 or 2006, the pro-forma results would not have been material to our Condensed Consolidated Statement of Operations for the first quarters of 2007 and 2006.
     Many of our recent acquisitions have related purchase agreements that provide for future contingent payments. These payments are determined based on the operating performance of the acquired entities over a stated period of time. Due to the uncertainty of achieving the financial results the purchase price is adjusted when the contingency is resolved and the additional consideration is distributable and determinable beyond a reasonable doubt. The following table summarizes our estimates of future contingent payments in the period of expected payment, should actual results be consistent with management’s current estimates.

	Year Ending December 31,
	2008		2009		2010		2011
	Low	High	Low	High	Low	High	Low	High
Digital Marketing Services (1)	$50	$100	$48,500	$87,500	$7,000	$10,500	$3,100	$11,900

(1)	In addition to the contingent payments shown in the table, we will also make non-contingent payments totaling $12,236 subsequent to March 31, 2007. These payments relate to the acquisitions made during 2006 and 2007 and have been accrued on our Condensed Consolidated Balance Sheet as of March 31, 2007.
     Other Investments
     In January 2007, we formed a capital and business alliance with Digital Palette, Inc. We acquired newly issued shares of Digital Palette resulting in a total investment of approximately $4,165 and an ownership percentage of 19.4 percent of the outstanding common shares. Digital Palette is a Japanese corporation engaged in planning, production and consulting services focusing on digital content. Dentsu, Inc., the largest marketing service firm in Japan, is the majority shareholder of Digital Palette. The investment in Digital Palette is carried at cost and included within long-term investments on our Condensed Consolidated Balance Sheet. The investment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
4. Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2007 by segment are as follows:

	Balance as of		Balance as of
	March 31,		December 31,
	2007	Increases	2006
Digital marketing services	$169,621	$4,838	$164,783
Digital marketing technologies	59,998	406	59,592
Digital performance media	45,373	423	44,950

	$274,992	$5,667	$269,325

     The increases above include additions to goodwill as a result of purchase price allocations in connection with our acquisitions and contingent consideration paid during the year for some of our acquisitions. We have entered into agreements that require the payment of additional consideration to the selling shareholders if certain specified earnings levels are achieved in the future. Goodwill is increased subsequent to the acquisition date when the contingency is resolved and the additional consideration is distributable and determinable beyond a reasonable doubt. The increases above also include changes resulting from foreign currency translation adjustment of goodwill from acquisitions of foreign subsidiaries.
     The net increase in goodwill during the three months ended March 31, 2007 is primarily due to $4,618 of goodwill recorded as a result of the acquisition of Duke on March 6, 2007.
5. Stock-Based Compensation
Stock Options and Share Awards
     Stock options to purchase our common stock are granted to employees at an exercise price of not less than the fair market value of our common stock on the grant date. The term of the options and the right of exercise may not exceed ten years from the date of grant. The stock options typically vest 20% after the first year and ratably over the following twelve quarters.
     Under terms of a share award agreement with our CEO, we awarded a nonvested share grant of 115 shares of common stock in January 2006, which will vest over a period of 60 months based on his continued employment with us. There are no other share awards outstanding.
Employee Stock Purchase Plan
     During the three months ended March 31, 2007 and 2006, employees purchased 185 and 164 shares, respectively, under our employee stock purchase plan. Our plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period.
Valuation of Awards
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities were based on historical volatility of our stock and implied volatility from traded options on our stock. The expected term of options granted was derived from the analysis of various hypothetical settlement scenarios and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate was the U.S. treasury zero-coupon rate corresponding to the expected term of the option. We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero has been used in the Black-Scholes option pricing model.
     The fair value for options and share awards granted under our stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions for grants in the first quarter of 2007 and 2006:

	2007	2006
Weighted average risk-free interest rate	4.54%	4.41%
Expected term, in years	4.2	4.1 – 7.2
Weighted average expected volatility	56%	64%
Dividend yield	—	—
     The fair value of the shares granted under our employee stock purchase plan was estimated using the Black-Scholes option-pricing model with the following assumptions for purchase offering periods in effect during the first quarters of 2007 and 2006:

	2007	2006
Weighted average risk-free interest rate	5.17	4.51%
Expected term, in years	0.5 – 1.0	0.5 – 1.0
Weighted average expected volatility	45%	47%
Dividend yield	—	—

     As of March 31, 2007, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $35,150, which is expected to be recognized over a weighted-average period of 2.56 years.
Award Activity
     Option activity was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual Term	Intrinsic
	Outstanding	Price	(Years)	Value
Balance, December 31, 2006	12,332	$9.69
Granted	1,115
Exercised	(717)
Forfeited and expired	(91)

Balance, March 31, 2007	12,639	$11.27	5.6	$210,522

Exercisable at March 31, 2007	6,838	$6.29	4.5	$148,036

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $12.35 and $13.20, respectively.
     Nonvested share activity was as follows:

Nonvested Shares
Outstanding
Nonvested at December 31, 2006	105
Granted	—
Vested	(2)
Forfeited and expired	—

Nonvested at March 31, 2007	103

     The weighted average grant date fair value of nonvested shares outstanding as of March 31, 2007 was $25.24. The total fair value of share awards vested during the three months ended March 31, 2007 was $37.
6. Shareholders’ Equity
     Changes in our shareholders’ equity during the three months ended March 31, 2007 were as follows:

Total
Shareholders’
Equity
Balance, December 31, 2006	$567,826
Exercise of common stock options	3,695
Issuance of common stock – Employee Stock Purchase Plan	3,109
Excess tax benefit from exercise of common stock options	4,818
Unrealized gain on available for sale investments	80
Currency translation gain	530
Stock-based compensation expense	4,704
Net income	14,242

Balance, March 31, 2007	$599,004

7. Other Operating Income
     Other Operating Income includes credits resulting from the extinguishment of liabilities related to media served prior to 2004. In the first quarter of 2007, the statute of limitations for these liabilities expired or the vendors acknowledged no outstanding balance due. Accordingly, the related liabilities were decreased and a $1.0 million credit was recorded within Operating Income in our Condensed Consolidated Statement of Operations. We currently have approximately $1.2 million of payables remaining in our balance sheet for which the statute of limitation period is still open or a formal acknowledgement from the vendor has not been obtained. Accordingly, we may recognize additional operating income from the extinguishment of these liabilities in future periods.
8. Net Income Per Share
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31,
	2007	2006
Net income (numerator for basic)	$14,242	$7,615
Add: Interest expense on convertible notes, net of tax	354	354

Adjusted net income (numerator for diluted)	$14,596	$7,969

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	78,246	68,386
Less: weighted average shares issued and unvested	(103)	(111)

Shares used in computation of basic net income per share	78,143	68,275
Add: Dilutive effect of employee stock options and stock awards	4,756	5,572
Add: Dilutive effect of convertible debt	6,163	6,163

Shares used in computation of diluted net income per share	89,062	80,010

Basic net income per share	$0.18	$0.11
Diluted net income per share	$0.16	$0.10
     Using the “treasury stock method,” during the three months ended March 31, 2007 and 2006, 2,280 and 826, respectively, weighted average common stock equivalent shares related to stock options were excluded from the calculation of diluted net income per share, as their effect is anti-dilutive.
9. Segment Reporting
     We report selected segment information in our financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The segment information provided reflects the three distinct lines of business within our organizational structure: digital marketing services, digital marketing technologies and digital performance media.
     Unallocated corporate expenses, including amounts recorded for stock-based compensation expense, are centrally managed at the corporate level and not reviewed by our chief operating decision maker in evaluating results by segment.
     Segment information for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months ended March 31, 2007
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (2)	Total
Revenue	$83,053	(1)	$38,144	$21,424	$—	$142,621

Costs and expenses:
Cost of revenue	104	(1)	11,118	12,186	180	23,588
Client support	60,970		—	1,733	2,264	64,967
Product development	—		4,436	—	403	4,839
Sales and marketing	2,624		4,529	3,088	290	10,531
General and administrative	6,180		3,776	766	4,328	15,050
Amortization of intangible assets	1,907		344	492	—	2,743
Client reimbursed expenses	2,055		—	—	—	2,055

Total costs and expenses	73,840		24,203	18,265	7,465	123,773
Other operating income	1,046		—	—	—	1,046

Income (loss) from operations	$10,259		$13,941	$3,159	$(7,465)	19,894

Interest and other income						4,129
Interest expense						587

Income before income taxes						23,436
Provision for income taxes						9,194

Net income						$14,242

	Three Months ended March 31, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (2)	Total
Revenue	$55,212	(1)	$27,669	$9,304	$—	$92,185

Costs and expenses:
Cost of revenue	727	(1)	7,229	5,279	143	13,378
Client support	42,143		—	742	2,287	45,172
Product development	—		2,924	—	756	3,680
Sales and marketing	1,589		3,715	966	370	6,640
General and administrative	2,180	(3)	2,438	412	4,228	9,258
Amortization of intangible assets	1,635		311	90	—	2,036
Client reimbursed expenses	868		—	—	—	868

Total costs and expenses	49,142		16,617	7,489	7,784	81,032

Income (loss) from operations	$6,070		$11,052	$1,815	$(7,784)	11,153

Interest and other income						1,699
Interest expense						582

Income before income taxes						12,270
Provision for income taxes						4,655

Net income						$7,615

(1)	A small portion of our media business generates revenue that is presented on a gross basis. Accordingly, both revenue and cost of revenue include the cost of media purchased for our clients.

(2)	For the three months ended March 31, 2007 and 2006, stock-based compensation expense included in unallocated corporate expenses was as follows:

	Three Months Ended
	March 31,
	2007	2006
Cost of revenue	$180	$143
Client support	2,264	2,287
Product development	297	574
Sales and marketing	290	370
General and administrative	1,673	1,375

Total stock-based compensation expense	$4,704	$4,749

(3)	For the three months ended March 31, 2006, general and administrative expense for the digital marketing services segment includes the $1,900 reversal of a business tax liability. See Note 2 for additional information about this change in business tax liability.
10. Legal Proceedings
     We are currently the subject of a consolidated lawsuit pending in the United States District Court for the Southern District of New York, which alleges violations of the federal securities laws in connection with disclosures contained in our prospectus for our initial public offering in February 2000. Razorfish, Inc., which was acquired by us in July 2004, is also similarly the subject of this consolidated lawsuit relating to its initial public offering in April 1999. The lawsuit generally relates to underwriting practices and disclosure of commissions to be earned by the underwriters. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and these cases have been coordinated for purposes of resolving common issues in pleadings as: In re Initial Public Offering Securities Litigation, 21MC92. The parties entered into a settlement agreement relating to this lawsuit, which would not require any payment by issuers, including Razorfish and us, and submitted it to the Court for approval in 2004. The settlement agreement received preliminary approval from the Court in 2005, but subsequently in late 2006 the Court of Appeals for the Second Circuit reversed an earlier order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs. Neither we nor Razorfish is one of the test cases and it is unclear what impact, the Second Circuit’s decision will have on the classes in the cases, or on the proposed settlement although it appears likely that at least some aspects of the settlement will need to be renegotiated. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or any revised form. Despite the procedural uncertainties that have resulted from the reversal of the class certification order, we do not believe we have any material financial exposure related to this litigation, and if we were to have financial exposure we believe it would be covered by insurance.
     From time to time, we are party to routine litigation incidental to our business. We believe the ultimate resolution of these routine matters will not have a material adverse effect on our financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” “may,” “will” and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Our actual results could differ materially and adversely from those discussed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, the risk of unforeseen changes in client online marketing and advertising budgets, unanticipated loss of clients or delays in anticipated campaigns and projects, the potential failure to attract new clients due to our inability to competitively market our services, the risk of fluctuating demand for the our services, the potential negative effects on our business of consolidation in the internet advertising industry, the potential failure to maintain desired client relationships or to achieve effective advertising campaigns for clients, slower-than-expected development of the Internet advertising market either domestically or in international markets, quarterly fluctuations in operating results, costs and risks related to acquisitions of technologies, businesses or brands, risks relating to international operations, the short term nature of our contracts with clients, which generally are cancelable on 90 days’ or less notice, and the uncertainties, potential costs, and possible business impacts of new legislation or litigation involving us. A complete list of our risk factors are included in our Annual Report on Form 10-K, for the year ended December 31, 2006 as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction to aQuantive’s segments. In this section we discuss our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. We then provide an analysis of changes in our cash flows and discuss our financial commitments in the section titled “Liquidity, Capital Resources and Commitments.”
Overview
     We are a digital marketing services and technology company that helps marketers acquire, retain and grow customers across digital media. We are organized into three segments: digital marketing services, digital marketing technologies and digital performance media.
Acquisitions and Comparability of Operations
     Our results of operations for the three months ended March 31, 2007 include the results of several acquisitions included in the table below. The results of these acquisitions should be factored into the comparison of our three months ended March 31, 2007 and 2006 results.

Company	Acquisition Date	Segment	Location
Duke	March 2007	DMS	France
Accipiter	December 2006	DMT	United States
e-Crusade	October 2006	DMS	China
Neue Digitale	August 2006	DMS	Germany
Amnesia	July 2006	DMS	Australia
Franchise Gator	May 2006	DPM	United States

Digital Marketing Services (DMS)
     Our DMS segment consists of Avenue A | Razorfish and a number of other international agencies. Avenue A | Razorfish is an interactive agency located in the United States that provides a full-service offering, including website development, interactive marketing and creative development and branding.
Digital Marketing Technologies (DMT)
     Our DMT segment consists of Atlas, a provider of digital marketing technologies and expertise and recently-acquired Accipiter, a publisher-side ad serving technology provider. Atlas’s software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, search engine marketing and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory. Accipiter provides web publishers an inventory management solutions that enables the publishers’ direct sales force to maximize revenue earned from premium display and text placements.
Digital Performance Media (DPM)
     Our DPM segment consists of DRIVEpm, U.K.-based MediaBrokers and Franchise Gator. Both DRIVEpm and MediaBrokers are performance media and behavioral targeting businesses. DRIVEpm and MediaBrokers serve as intermediaries between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. Franchise Gator is an extension of the performance media business, focused on the franchise industry, which addresses clients’ needs for online leads.
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
     There have been no changes to our critical accounting policies during the three months ended March 31, 2007 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2006.
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
Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our segmental information included in Note 9 to our Condensed Consolidated Financial Statements.

Revenue
     Revenue was $142.6 million and $92.2 million during the three months ended March 31, 2007 and 2006, respectively. The increase in revenue is primarily due to the growth in demand for digital marketing services and technologies resulting from new client wins, increased spending from existing clients and additional revenue contributed by acquisitions.
     Revenue from digital marketing services increased to $83.1 million for the three months ended March 31, 2007, from $55.2 million for the three months ended March 31, 2006. The increase in revenue is primarily attributable to an increase in our clients’ advertising budgets leading to larger web development projects and increased volumes of media utilized in advertising campaigns in addition to an increasing client base. Additionally, the recently acquired international interactive agencies contributed $6.1 million for the three months ended March 31, 2007.
     Revenue from digital marketing technologies increased to $38.1 million for the three months ended March 31, 2007, from $27.7 million for the three months ended March 31, 2006. The increase in revenue is primarily the result of increased use of the Atlas Digital Marketing Suite and increased volumes of advertisements displayed over the Internet by existing customers, combined with a consistent increase in client base of both agencies and direct advertisers around the world. Atlas Rich Media also contributed to revenue growth due to an increased demand for rich media advertisements and customer response to the integration of Atlas Rich Media in the Atlas Digital Marketing Suite. Additionally, recently acquired Accipiter contributed $2.3 million for the three months ended March 31, 2007.
     Revenue from digital performance media was $21.4 million for the three months ended March 31, 2007, as compared to $9.3 million for the three months ended March 31, 2006. The increase in revenue is primarily due to our increased client base and an increase in spending from existing clients. Additionally, our acquisitions contributed $3.3 million for the three months ended March 31, 2007.
Cost of Revenue
     Cost of revenue was $23.6 million and $13.4 million for the three months ended March 31, 2007 and 2006, respectively. Cost of revenue increased primarily due to the growth in our digital technologies and digital performance media segments.
     Cost of revenue associated with our digital marketing technologies segment consists primarily of the salaries and related expenses of the client support personnel and personnel directly supporting the maintenance of our technology used to display advertisements over the Internet. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $11.1 million for the three months ended March 31, 2007, from $7.2 million for the three months ended March 31, 2006. Cost of revenue increased primarily due to an increase in salary and related expenses related to an increase in technology support personnel and the recent acquisition of Accipiter. In addition, bandwidth costs increased due to increased volume of advertisements, including an increase in rich media delivered over the Internet. The increase in cost of revenue was also due to increased depreciation expense related to capital investments in our technology infrastructure for the build out of new data centers and amortization expense of developed technology related to the recent acquisition of Accipiter.
     Cost of revenue associated with our digital performance media line of business was $12.2 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively, and relates to the cost of the advertising space purchased from websites to resell to our clients. The increase in cost of revenue is primarily due to increased volumes of advertising space sold as a result of an increased client base and increased spending levels from our existing clients.
     Client Support
     Client support expenses associated with our digital marketing services segment consist primarily of salaries and related expenses for client support personnel for our U.S.-based interactive advertising agency, Avenue A | Razorfish, and our international creative and interactive agencies. Client support also includes expenses for contractors retained for their specialized skill sets to work on client projects. Client support expenses associated with digital marketing services increased to $61.0 million for the three months ended March 31, 2007 from $42.1 million for the three months ended March 31, 2006. The increase in client support expenses was due in part to the contributions from the international creative and interactive agencies acquired subsequent to March 31, 2006, which contributed $5.2 million of client support expenses during the three months ended March 31, 2007. Client support expenses also increased due to additional client support personnel at Avenue A | Razorfish hired to support increased spending from existing clients and to support new clients and projects.

     Client support expenses associated with our digital performance media segment consist primarily of salaries and related expenses for client support personnel for DRIVEpm, MediaBrokers and Franchise Gator. Client support expenses associated with digital performance media were $1.7 million and $0.7 million during the three months ended March 31, 2007 and 2006, respectively. Client support expenses have increased due to increased headcount, salary, and related expenses resulting from the growth of business. Additionally, Franchise Gator, which was acquired in May 2006, contributed to the increase in client support expenses.
     Product Development
     Product development expenses consist primarily of salaries and related expenses for product development personnel associated with our digital marketing technologies segment. Product development expenses increased to $4.4 million for the three months ended March 31, 2007, compared to $2.9 million for the three months ended March 31, 2006. The increase in expense was primarily due to an increase in product development personnel necessary to support the continued development of Atlas Publisher, Atlas Rich Media and Atlas Search, enhance our existing Atlas Digital Marketing Suite and invest in new technologies.
     Sales and Marketing
     Sales and marketing expenses associated with our digital marketing services segment consist primarily of salaries and commissions and related expenses for personnel dedicated entirely to the sales and marketing efforts of our US-based interactive agency, Avenue A | Razorfish and our international agencies. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows, the costs of advertising our services in trade publications and the cost of client and publisher summits. Sales and marketing expenses associated with digital marketing services increased to $2.6 million for the three months ended March 31, 2007, from $1.6 million for the three months ended March 31, 2006. The increase in sales and marketing expenses consist primarily of an increase in payroll expenses related to our sales and marketing personnel.
     Sales and marketing expenses associated with our digital marketing technologies segment consist primarily of salaries and commissions and related expenses for our sales force. In addition, these expenses include salaries of sales and marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $4.5 million for the three months ended March 31, 2007 from $3.7 million and for the three months ended March 31, 2006. This increase was primarily due the acquisition of Accipiter.
     Sales and marketing expenses associated with our digital performance media segment consist primarily of salaries and commissions and related expenses for our DRIVEpm, MediaBrokers and Franchise Gator sales force. Sales and marketing expenses increased to $3.1 million for the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006. Franchise Gator, which was acquired in May 2006, contributed $1.2 million of sales and marketing expenses for the three months ended March 31, 2007. Over the past year, our digital performance media segment, particularly DRIVEpm, increased the number of sales personnel significantly. Historically, the digital performance sales efforts were primarily driven by existing client personnel but in recent years we began hiring dedicated sales and marketing personnel.
     General and Administrative
     General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, insurance and other general corporate expenses such as depreciation and facilities costs for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media segments consist primarily of a direct allocation of these corporate costs based on headcount in each segment. General and administrative expenses increased to $15.0 million for the three months ended March 31, 2007, from $9.3 million for the three months ended March 31, 2006. The increase in general and administrative expenses was primarily due to salary and facilities-related expenses due to additional corporate headcount needed to support the growth of our operating units along with costs associated with continued development and support of our corporate financial systems. General and administrative expenses also increased as a result of increased depreciation expense associated with the capital investments made in our corporate infrastructure needed to support the growth of our operating units. The increase was also due to higher business tax expense in the first quarter 2007 due to the reversal of a business tax accrual of $1.9 million that occurred in the first quarter of 2006. The reversal of the tax accrual resulted from the settlement of the audit with the City of Seattle during the three months ended March 31, 2006 as further discussed in Note 2 to our Condensed Consolidated Financial Statements.

     Amortization of Intangible Assets
     Amortization of intangible assets relates primarily to customer relationships purchased through various acquisitions. Amortization of intangible assets was $2.7 million during the three months ended March 31, 2007 compared to $2.0 million during the three months ended March 31, 2006. The increase in expense is due to the amortization of intangible assets related to the acquisitions of Franchise Gator in May 2006, Amnesia in July 2006, Neue Digitale in August 2006, eCrusade in October 2006, Accipiter in December 2006 and Duke in March 2007. Amortization of intangible assets associated with purchased technology is recorded as a cost of revenue and it was $0.5 million during the three months ended March 31, 2007 and $0.2 million during the three months ended March 31, 2006. The increase is primarily due to Accipiter technology acquired in December 2006.
     Client Reimbursed Expenses
     Client reimbursed expenses include all reimbursable project expenses that are billable to our clients. These reimbursable project expenses are also recorded as a component of revenue. We recorded $2.0 million of client reimbursed expenses for the three months ended March 31, 2007, compared to $0.9 million for the three months ended March 31, 2006. The increase in client reimbursed expenses is primarily due to increased project expenses incurred to support new clients and increased spending by existing clients in the creative and web development business.
     Other Operating Income
     Other operating income includes credits resulting from the extinguishment of liabilities related to media served prior to 2004. In the first quarter 2007, the statute of limitations for these liabilities expired or the vendors formally acknowledged no outstanding balances due. Accordingly, the related liabilities were decreased and a $1.0 million credit was recorded within Operating Income in our Condensed Consolidated Statement of Operations. We currently have approximately $1.2 million remaining in our balance sheet for which the statute of limitation period is still open or a formal acknowledgment from the vendor has not been obtained. Accordingly, we may recognize additional operating income from the extinguishment of these liabilities in future periods.
     Income from Operations
     During the three months ended March 31, 2007, the digital marketing services segment generated $10.3 million of income from operations, or 12% of digital marketing services revenue, compared to $6.1 million, or 11% of digital marketing services revenue, during the three months ended March 31, 2006. The increase in the operating income margin is primarily due to client support expenses increasing at a slower rate than revenue was generated and the extinguishment of certain media liabilities recorded as other operating income of $1.0 million. This is partially offset by an increase in business tax expense in the first quarter of 2007 when compared to the same quarter the prior year due to the reversal of a $1.9 million business tax accrual that occurred in the first quarter of 2006.
     The digital marketing technologies segment generated $13.9 million of income from operations, or 37% of digital marketing technologies revenue, during the three months ended March 31, 2007, compared to $11.0 million, or 40% of digital marketing technologies revenue, during the three months ended March 31, 2006. The decrease in operating margins was primarily due to increased cost of revenue as a result of investments made in our technology infrastructure and increased product development expenses primarily due to additional product development personnel.
     The digital performance media segment generated $3.2 million of income from operations, or 15% of digital performance media revenue during the three months ended March 31, 2007, compared to income from operations of $1.8 million, or 20% of revenue during the three months ended March 31, 2006. The decrease in operating margins is primarily due to the increase in headcount in the sales and marketing department and the related salaries and commissions and expenses for our DRIVEpm, MediaBrokers and Franchise Gator sales force.
     In 2007, we expect our overall operating income margin to be lower than in 2006, primarily due to the impact of our acquisitions and increased investments to develop our technologies and infrastructure to support our growth. We continue to believe that international markets represent long-term growth opportunities for us, and therefore, we expect to make additional investments to support international growth into European, Asian and other markets. We expect operating margins for our recent acquisitions as a group to be lower than our organic margins but will gradually increase over time.
     Interest and Other Income, Net
     Net interest and other income consists primarily of earnings on our cash, cash equivalents, investments and foreign currency transaction exchange gains and losses. Net interest and other income was $4.1 million for the three months ended March 31, 2007, compared to $1.7 million for the three months ended March 31, 2006. The increase in net interest and other income was a result of interest income earned from the investment of proceeds from the equity offering which was completed in March 2006 and the proceeds from the exercise of the over-allotment option in April 2006 combined with higher interest rates on invested cash balances. Foreign currency transaction gains and losses were not significant for the three months ended March 31, 2007 and 2006.

     Interest Expense
     Interest expense was $0.6 million during the three months ended March 31, 2007, and remained unchanged compared to the same period in 2006. Interest expense relates to the outstanding convertible debt bearing an annual interest rate of 2.25 percent.
     Provision for Income Taxes
     The provision for income taxes was $9.2 million during the three months ended March 31, 2007, compared to $4.7 million during the three months ended March 31, 2006. During the three months ended March 31, 2007, we recorded a provision for income taxes based on an effective tax rate of 39%. During the three months ended March 31, 2006 our effective tax rate was 38%. For interim reporting purposes, we record our income tax provision based on our estimated annual effective tax rate as of the end of each quarter. The increase in our effective tax rate in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily due to the expectation that income will be earned in higher taxed jurisdictions in 2007 as a result of our continued international expansion.
Liquidity, Capital Resources and Commitments
     Since our inception, we have financed our operations primarily through the net proceeds from private and public sales of equity securities as well as cash flows from our operations. In March 2006, we completed a follow-on public offering of our common stock which raised net proceeds of $172.4 million. In April 2006 we raised an additional $25.9 million as a result of the exercise in full of the over-allotment option granted to the underwriters of our follow-on public offering.
     As of March 31, 2007, we had cash and cash equivalents of $130.9 million, investments in marketable securities of $180.6 million, and $80.0 million of convertible debt on our condensed consolidated balance sheet.
     Net Cash from Operating Activities
     Net cash provided by operating activities was $9.1 million and $8.2 million during the three months ended March 31, 2007 and 2006, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in operating assets and liabilities, which are influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.
     In the three months ended March 31, 2007 the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, stock-based compensation, and decreases in our net deferred tax assets and accounts receivable, which were offset by decreases in accounts payable and accrued liabilities and excess tax benefits from stock option exercises. The decrease in our net deferred tax assets during the three months ended March 31, 2007 is primarily due to the utilization of net operating loss carry-forwards during the period. Our accounts receivable decreased due to increased collection efforts during the quarter. The decrease in the accounts payable balance is primarily due to the timing of cash payments to publishers during the three months ended March 31, 2007. Our accruals decreased primarily due to payments of employee bonuses and taxes that were accrued at the end of 2006. Pursuant to the provisions of SFAS No. 123(R), cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized in our income statement have been classified as a reduction of operating cash flows and amounted to $4.6 million in the first quarter of 2007.
     In the three months ended March 31, 2006 the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, stock-based compensation expense, and increases in pre-billed media, which were offset by increases in accounts receivable and decreases in accrued liabilities. The increase in pre-billed media was primarily due to certain clients prepaying for advertising space they planned to use for interactive advertising campaigns during the remainder of 2006. The increase in accounts receivable was due to the growth of our business and higher pre-billed media. The decreases in accruals resulted primarily from the payment of employee bonuses in the first quarter of 2006. The effect of tax benefits from option exercises presented as a reduction of operating cash flows were $4.7 million in the first quarter of 2006.
     Net Cash from Investing Activities
     Our investing activities include the purchase and sale of investments, purchases of property and equipment, and the funding of acquisitions. Net cash used in investing activities was $37.3 million and $33.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase is mainly the result of higher investments in marketable securities and purchases of other long-term investments, which were partially offset by decreases in business acquisitions.

     In accordance with our investment policy, we purchase primarily investment-grade marketable securities. During the three months ended March 31, 2007 and 2006, we had net purchases of marketable securities of $16.6 million and $0.4 million, respectively. In January 2007, we also made an investment of $4.2 million in Japan-based Digital Palette, which is further described in Note 3 to our Condensed Consolidated Financial Statements.
     Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, the development of our proprietary technology and leasehold improvements for our facilities. During the three months ended March 31, 2007 and 2006, capital expenditures were $6.8 million and $5.5 million, respectively.
     The following table summarizes cash used to fund various acquisitions during the three months ended March 31, 2007 and 2006. Amounts represent cash consideration paid, including transaction costs, post-closing requirements and contingency payments earned, net of cash acquired.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Duke	$8,096	$—
eCrusade	708	—
TechnologyBrokers/Media Brokers	687	—
Accipiter	259	—
iFRONTIER	—	26,460
NetConversions	—	598

Total cash payments	$9,750	$27,058

     Net Cash from Financing Activities
     Our financing activities primarily relate to the proceeds from issuance of common stock through our stock option and employee stock purchase plans and our excess tax benefits from stock option exercises. In 2006 it also includes the proceeds from issuance of common stock in a follow-on public offering. We raised net proceeds of $172.4 with $0.3 million of applicable issuance costs accrued on our balance sheet as they had not been paid at March 31, 2006.
     Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $6.8 million and $5.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in proceeds was primarily due to the increase in the price of our common stock, increased volume of stock option exercises and an increased employee base participating in our employee stock purchase plan.
     Pursuant to SFAS No. 123(R), the cash flows from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash inflows. For the three months ended March 31, 2007 and 2006, cash flows from excess tax benefits on option exercises were $4.6 million and $4.7 million, respectively.
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
     Contractual Obligations
     As of March 31, 2007, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services and guaranteed payments to selling shareholders of businesses acquired prior to March 31, 2007. The following are our contractual commitments and obligations as of March 31, 2007 (in thousands):

	Nine Months
	Ending	Year Ending December 31,
	December 31,				2011 and
	2007	2008	2009	2010	Thereafter	Total
Commitments:
Operating leases	$12,461	$12,395	$11,773	$11,384	$31,745	$79,758
Ad content delivery services	4,264	4,336	—	—	—	8,600
Convertible debt (including interest payments)	900	1,800	1,800	1,800	104,525	110,825
Accrued liabilities (1)	9,036	3,331	105	105	291	12,868

Total commitments	$26,661	$21,862	$13,678	$13,289	$136,561	$212,051

(1)	Accrued Liabiliteis mostly relate to short and long term payments to selling shareholders of businesses acquired during 2006 and 2007. These short and long term liabilities amount to $9.0 million and $3.8 million, respectively and are presented in the liability section of our Consolidated Balance Sheet at March 31, 2007.
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

	Year Ending December 31,
	2008		2009		2010		2011
	Low	High	Low	High	Low	High	Low	High
Digital Marketing Services	$50	$100	$48,500	$87,500	$7,000	$10,500	$3,100	$11,900
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk
     The primary objective of our investment activities is to preserve capital while at the same time maximizing yield without significantly increasing risk. As of March 31, 2007 we had short-term and long-term marketable securities of $165.8 million and $14.8 million, respectively. We classify our investments in marketable securities as short-term or long-term based on their maturities from purchase date and our reasonable expectation as to when they will be converted into cash. We classify all our investments in marketable securities as available-for-sale securities, which are carried at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity. As of March 31, 2007, unrealized gains and losses in our marketable securities were not significant. Our exposure to market risk includes interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are investment-grade debt securities issued by corporations and U.S. government agencies. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Our investments are of a short-term nature; as of March 31, 2007 our portfolio had a weighted-average time to maturity of less than two years. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our investments and their short maturity, we believe that we are not subject to any material market risk exposure.
     The fair value of our fixed-rate long-term convertible debt is sensitive to changes in interest rates. As of March 31, 2007, we had $80 million in outstanding fixed-rate convertible debt with an interest rate of 2.25%. The fair value of this debt is subject to change as a result of movements in interest rates. Sensitivity analysis is one technique used to evaluate this potential impact. Based on a hypothetical, immediate 100 basis-point increase in interest rates at March 31, 2007, the market value of our fixed-rate long-term convertible debt would be impacted by a net decrease of $0.3 million. This methodology has certain limitations, and these hypothetical gains or losses would not be reflected in the Company’s results of operations or financial conditions under current accounting principles.

     Foreign Currency Exchange Rate Risk
     We maintain bank accounts with balances denominated in British pounds to support our U.K.-based operations. We are subject to foreign currency exchange rate risk on these accounts. Based on the balance of foreign funds at March 31, 2007 of £2.4 million, an assumed 5%, 10% and 20% decrease of the British pound compared to the US dollar would result in fair value declines of $0.2 million, $0.5 million and $1.0 million, respectively.
     Several of our recent acquisitions have related purchase agreements that provide for future contingent payments that are denominated in foreign currencies and are based on the operating performance of the acquired businesses over a period of time. We do not record a liability until the contingency is resolved and the additional consideration is determinable beyond reasonable doubt. We are subject to foreign exchange risk on these future payments. We have estimated a range for these future payments which is disclosed in Note 3 to our Condensed Consolidated Financial Statements. These future payments have not been recorded in our Condensed Consolidated Balance Sheet as of March 31, 2007. An assumed decline of the US dollar against these currencies would result in additional cash payments ranging from $2.9 million to $5.5 million (5% rate decline), $5.9 million to $11.0 million (10% rate decline) and $11.7 million to $21.9 million, (20% rate decline). Any additional payment amounts resulting from foreign exchange rate fluctuations until the contingency is resolved will be recorded as an increase to goodwill with no impact on our future results of operations.
     Certain foreign-currency denominated amounts due to the selling shareholders of acquired businesses have been accrued on our Condensed Consolidated Balance Sheet at March 31, 2007. An assumed decline of 5%, 10% and 20% of the US dollar against these currencies would result in an increase of our liability of $0.3 million, $0.6 million and $1.3 million, respectively. Foreign currency fluctuations between March 31, 2007 and the date the payment is made for these accrued amounts will be recorded as a foreign currency gain or loss in our Condensed Consolidated Statement of Operations.
     We transact business in the United Kingdom, France, Germany, Australia and China and are thus subject to exposure from adverse movements in foreign currency exchange rates. The assets and liabilities of our foreign subsidiaries have functional currencies other than the US dollar and are translated to US dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the US dollar during the three-months ended March 31, 2007 would have resulted in a reduction of income before provision for income taxes of $0.4 million for the three months ended March 31, 2007. A 10% adverse change in the foreign currency rates as of March 31, 2007 would have resulted in a $12 million decrease of our foreign subsidiaries’ net assets, excluding intercompany balances. Such a change in our results and financial position would have resulted from applying a different exchange rate to translate and revalue the financial statements of our foreign subsidiaries. Our foreign operations are also subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our results could be adversely affected by changes in these or other factors.
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
Changes in Internal Controls
     No change was made to our internal controls over financial reporting for the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes from risk factors previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 1, 2007.

ITEM 6. EXHIBITS

10.1	Restated Stock option grant program for nonemployee directors under the aQuantive, Inc. Restated 1999 Stock Incentive Compensation Plan

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of M. Wayne Wisehart Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of M. Wayne Wisehart Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2007.

AQUANTIVE, INC.

By:	/s/ M. WAYNE WISEHART
M. Wayne Wisehart
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)