Form 10-Q
period 2007-06-30
AQUANTIVE INC
filed 2007-08-08
CIK 1071806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding as of August 1, 2007 was 80,806,426.

AQUANTIVE, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2007

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AQUANTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$95,144	$147,795
Short-term investments	214,553	131,012
Accounts receivable, net of allowances of $3,853 and $4,087 at June 30, 2007 and December 31, 2006, respectively	271,093	273,174
Other receivables	3,132	2,312
Prepaid expenses and other current assets	6,407	4,459
Deferred tax assets, net	4,451	4,475

Total current assets	594,780	563,227

Property and equipment, net	43,152	34,343
Goodwill	276,875	269,325
Other intangible assets, net	45,627	47,255
Long-term investments	18,975	32,509
Other assets	3,544	2,754
Deferred tax assets, net	12,187	2,915

Total assets	$995,140	$952,328

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$164,848	$194,386
Accrued liabilities	60,710	56,686
Pre-billed media	23,643	27,945
Deferred rent, current portion	1,120	1,027
Deferred revenue	13,726	16,517

Total current liabilities	264,047	296,561
Long-term accrued liabilities	596	3,720
Notes payable	79,715	80,000
Deferred rent, less current portion	4,055	4,221

Total liabilities	348,413	384,502

Shareholders’ equity:
Preferred stock, $0.01 par value; 21,084 shares authorized and none issued or outstanding
Common stock, $0.01 par value; 200,000 shares authorized; 80,046 and 77,768 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	801	778
Paid-in capital	575,086	522,657
Retained earnings	64,891	41,036
Accumulated other comprehensive income	5,949	3,355

Total shareholders’ equity	646,727	567,826

Total liabilities and shareholders’ equity	$995,140	$952,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$155,975	$105,629	$298,596	$197,814

Expenses:
Cost of revenue	24,793	15,258	48,381	28,636
Client support	72,019	46,458	136,986	91,630
Product development	4,873	3,608	9,712	7,288
Sales and marketing	10,318	7,331	20,849	13,971
General and administrative	25,948	11,710	40,998	20,968
Amortization of intangible assets	2,912	2,149	5,655	4,185
Client reimbursed expenses	2,544	1,242	4,599	2,110

Total costs and expenses	143,407	87,756	267,180	168,788
Other operating income	505	—	1,551	—

Income from operations	13,073	17,873	32,967	29,026
Interest and other income, net	4,380	3,746	8,509	5,445
Interest expense	603	582	1,190	1,164

Income before income taxes	16,850	21,037	40,286	33,307

Provision for income taxes	7,237	8,700	16,431	13,355

Net income	$9,613	$12,337	$23,855	$19,952

Basic net income per share	$0.12	$0.16	$0.30	$0.28

Diluted net income per share	$0.11	$0.15	$0.27	$0.25

Shares used in computing basic net income per share	79,238	76,157	78,688	72,207

Shares used in computing diluted net income per share	90,844	87,448	89,970	83,707

Comprehensive income:
Net income	$9,613	$12,337	$23,855	$19,952
Items of comprehensive income	1,984	640	2,594	624

Comprehensive income	$11,596	$12,977	$26,448	$20,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$23,855	$19,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,494	11,774
Stock-based compensation expense	9,370	9,625
Excess tax benefit from stock-based compensation	(25,895)	(10,774)
Other non-cash items	(658)	866
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	8,706	(22,112)
Other receivables, prepaid expenses and other current assets	(1,266)	(3,805)
Other assets	(1,655)	186
Accounts payable	(34,725)	4,741
Accrued liabilities	3,455	(825)
Pre-billed media	(4,538)	17,920
Deferred revenue	(2,973)	(2,120)
Deferred rent	(77)	(63)
Deferred taxes	15,615	10,490

Net cash provided by operating activities	5,708	35,855

Cash flows from investing activities:
Purchases of property and equipment	(18,289)	(10,988)
Purchases of available-for-sale investments	(157,692)	(7,529)
Proceeds from sales and maturities of available-for-sale investments	92,991	10,028
Purchases of other long-term investments	(4,182)	—
Acquisitions and related earn-out payments, less cash received of $86 in 2006	(13,584)	(47,958)

Net cash used in investing activities	(100,756)	(56,447)

Cash flows from financing activities:
Proceeds from equity offering, net of issuance costs	—	198,317
Proceeds from exercises of common stock options and issuance of common stock under the ESPP	16,229	9,143
Excess tax benefit from stock-based compensation	25,895	10,774

Net cash provided by financing activities	42,124	218,234

Effect of exchange rate on cash and cash equivalents	273	118

Net (decrease) increase in cash and cash equivalents	(52,651)	197,760

Cash and cash equivalents, beginning of period	147,795	77,272

Cash and cash equivalents, end of period	$95,144	$275,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

AQUANTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
     Digital Marketing Technologies (DMT). Our DMT segment consists of Atlas, a provider of digital marketing technologies and expertise. Atlas’ software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory. Our DMT segment also includes AdManager, an ad serving technology that provides web publishers an inventory management solution that enables the publishers to maximize revenue earned from premium display and text placements.
     Digital Performance Media (DPM). Our DPM segment consists of DRIVEpm and Franchise Gator. DRIVEpm is an online advertising network and behavioral targeting business, serving as an intermediary between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. DRIVEpm has operations in both the United States and Europe. Franchise Gator is an extension of the performance media business, focused on the franchise industry, which addresses clients’ needs for online leads. Franchise Gator helps franchise marketers generate leads by presenting prospective franchisees with profiles of franchise opportunities and businesses from a variety of industry sectors, and in turn, providing franchisors with a cost-effective mode of franchise marketing.
2. Summary of Significant Accounting Policies
  Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of aQuantive, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     These statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of our management, are necessary for a fair presentation of the results of operations for the periods presented. Operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
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
     Revenue from website development services are derived from either fixed fee consulting contracts or from time and materials consulting contracts. Revenues derived from fixed-fee consulting contracts are recognized as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour inputs. Estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. Billings on uncompleted contracts may be greater than or less than the revenues recognized in the accompanying condensed consolidated financial statements. If billings are less than revenue recognized, the unbilled portion is recorded as unbilled receivables within accounts receivable and if billings are more than revenue recognized, the portion that exceeds recognized revenue is recorded as deferred revenue. Revenues derived from time and materials consulting contracts are recognized as the services are performed. Unbilled receivables totaled $20,147 and $9,065 at June 30, 2007 and December 31, 2006, respectively.
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
     Digital Performance Media. DRIVEpm provides a broad array of variables that advertisers can use to target potential customers. The targeting offering is sold primarily on a Cost Per Thousand Impressions (CPM) basis. DRIVEpm also provides clients the ability to reach their customers on a Cost Per Action (CPA), Cost Per Click (CPC), CPM or a hybrid pricing structure.
     Revenue for these offerings is volume-based and generally recognized based on the volume in the period of usage. Revenue generated from digital performance media is presented on a gross basis, which consists of the gross value of digital performance media’s billings to clients. Under their contracts with clients and publisher websites, DRIVEpm is the primary obligor to the arrangements and is the principal in the transaction.
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
3. Acquisitions and Other Investments
    Business Combinations
     On March 6, 2007, we acquired 100% of the outstanding shares of Duke, an interactive advertising agency located in Paris, France. We purchased Duke to expand our presence in the European market. In connection with the acquisition, we paid $9,435. The total purchase price was assigned to the assets acquired and liabilities assumed based on their fair values on the acquisition date. Based on our valuation, $4,573 was assigned to intangible assets for tradename and customer relationships, and $5,041 was assigned to goodwill. The results of Duke have been included in our consolidated results and in our digital marketing services segment since the date of acquisition. Had this acquisition been completed on January 1, 2007 or 2006, the pro-forma results would not have been material to our Condensed Consolidated Statement of Operations for the first six months of 2007 and 2006.
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

	Year Ending December 31,
	2008		2009		2010		2011
	Low	High	Low	High	Low	High	Low	High
Digital Marketing Services (1)	$—	$—	$39,500	$77,700	$5,800	$8,700	$3,500	$12,200

(1)	In addition to the contingent payments shown in the table, we will also make non-contingent payments totaling $8,736 subsequent to June 30, 2007. These payments relate to the acquisitions made during 2006 and 2007 and have been accrued on our Condensed Consolidated Balance Sheet as of June 30, 2007.
     Other Investments
     In January 2007, we formed a capital and business alliance with Digital Palette, Inc. We acquired newly issued shares of Digital Palette resulting in a total investment of approximately $4,182 and an ownership percentage of 19.4 percent of the outstanding common shares. Digital Palette is a Japanese corporation engaged in planning, production and consulting services focusing on digital content. Dentsu, Inc., the largest marketing service firm in Japan, is the majority shareholder of Digital Palette. The investment in Digital Palette is carried at cost and included within long-term investments on our Condensed Consolidated Balance Sheet. The investment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
4. Merger Agreement
     On May 17, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Microsoft Corporation (Microsoft) and Arrow Acquisition Company, a wholly owned subsidiary of Microsoft, providing for the acquisition of aQuantive, Inc. (aQuantive) by Microsoft through a merger of Arrow Acquisition Company into aQuantive (the Merger). Upon closing, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive an amount of cash equal to $66.50.
     Vested stock options will be cashed out in the Merger for an amount equal to the difference between the exercise price per share of the applicable stock option and $66.50. Unvested stock options will be converted into Microsoft stock options based on the terms of the Merger Agreement. Vesting for certain stock options and restricted stock awards for directors and executive officers, will be accelerated. All outstanding convertible notes will be converted at closing into the right to receive an amount of cash equivalent to

$66.50 times the number of shares into which such notes were convertible immediately prior to the effective time of the Merger.
     Consummation of the Merger is subject to approval by our shareholders and certain other closing conditions. A special meeting of our shareholders has been scheduled for August 9, 2007, to consider a proposal to approve the Merger Agreement. The Merger Agreement contains certain termination rights for both Microsoft and us and provides that, in the event of termination of the Merger Agreement under specified circumstances, we may be required to pay Microsoft a termination fee of $175,000. Upon closing of the Merger, certain expenses that are contingent on the Merger closing would become payable. These expenses include approximately $36 million dollars related to investment banking fees.
     In connection with the Merger, we incurred investment banking and other professional fees and entered into an employee retention plan during the second quarter of 2007. In the second quarter of 2007, we recorded $10,860 within general and administrative expenses in our Condensed Consolidated Statement of Operations, of which $10,072 related to investment banking and other professional fees. As of June 30, 2007, we had $1,714 of accrued liabilities recorded on our Condensed Consolidated Balance Sheet related to these expenses.
5. Goodwill
     Changes in the carrying amount of goodwill for the six months ended June 30, 2007 by segment are as follows:

	Balance as of		Balance as of
	June 30,		December 31,
	2007	Increases	2006
Digital marketing services	$170,542	$5,759	$164,783
Digital marketing technologies	60,307	715	59,592
Digital performance media	46,026	1,076	44,950

	$276,875	$7,550	$269,325

     Increases to goodwill typically include additions as a result of purchase price allocations in connection with our acquisitions and contingent consideration paid during the year for some of our acquisitions. We have entered into agreements that require the payment of additional consideration to the selling shareholders if certain specified earnings levels are achieved in the future. Goodwill is increased subsequent to the acquisition date when the contingency is resolved and the additional consideration is distributable and determinable beyond a reasonable doubt. The increases also include changes resulting from foreign currency translation adjustment of goodwill from acquisitions of foreign subsidiaries.
     The net increase in goodwill during the six months ended June 30, 2007 is primarily due to $5,041 of goodwill recorded as a result of the acquisition of Duke on March 6, 2007 and changes from foreign currency translation adjustments.
6. Stock-Based Compensation
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

Employee Stock Purchase Plan
     During the six months ended June 30, 2007 and 2006, employees purchased 185 and 164 shares, respectively, under our employee stock purchase plan. Our plan permits eligible employees to acquire shares of our common stock through periodic payroll deductions of up to 20% of base cash compensation. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of our common stock on the first day of the applicable semi-annual offering period or on the last day of the respective purchase period. As a result of the pending merger with Microsoft described in Note 4, the plan has been suspended for all purchase periods beginning after July 31, 2007.
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
     The fair value for options and share awards granted under our stock option plans was estimated at the date of grant using the Black-Scholes option-pricing model, assuming the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average risk-free interest rate	4.74%	4.90%	4.58%	4.48%
Expected term, in years	4.2	4.1 – 7.2	4.2	4.1 – 7.2
Weighted average expected volatility	59%	61%	56%	63%
Dividend yield	—	—	—	—
     The fair value of the shares granted under our employee stock purchase plan was estimated using the Black-Scholes option-pricing model with the following assumptions for purchase offering periods in effect during the first and second quarters of 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
Weighted average risk-free interest rate	5.17	4.53%
Expected term, in years	0.5 — 1	0.5 — 1
Weighted average expected volatility	45%	47%
Dividend yield	—	—
     As of June 30, 2007, the total unrecognized compensation expense related to nonvested option grants, nonvested stock awards and shares granted under the employee stock purchase plan was $35,018, which is expected to be recognized over a weighted-average period of 2.50 years.
Award Activity
     Option activity was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual Term	Intrinsic
	Outstanding	Price	(Years)	Value
Balance, December 31, 2006	12,332	$9.69
Granted	1,366
Exercised	(2,072)
Forfeited and expired	(200)

Balance, June 30, 2007	11,426	$12.34	5.4	$587,964

Exercisable at June 30, 2007	5,972	$6.97	4.3	$339,386

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The weighted average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 was $20.73 and $13.37, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $13.89 and $13.22, respectively.
     Nonvested share activity was as follows:

Nonvested Shares
Outstanding
Nonvested at December 31, 2006	105
Granted	—
Vested	(5)
Forfeited and expired	—

Nonvested at March 31, 2007	100

     The weighted average grant date fair value of nonvested shares outstanding as of June 30, 2007 was $25.24. The total fair value of share awards vested during the three and six months ended June 30, 2007 was $183 and $220, respectively.
7. Shareholders’ Equity
     Changes in our shareholders’ equity during the six months ended June 30, 2007 were as follows:

Total
Shareholders’
Equity
Balance, December 31, 2006	$567,826
Exercise of common stock options	13,102
Issuance of common stock — Employee Stock Purchase Plan	3,127
Excess tax benefit from exercise of common stock options	26,568
Unrealized loss on available for sale investments	(11)
Currency translation gain	2,605
Stock-based compensation expense	9,370
Conversion of convertible notes	285
Net income	23,855

Balance, June 30, 2007	$646,727

8. Other Operating Income
     Other Operating Income includes credits resulting from the extinguishment of liabilities related to media served prior to 2004. In the first and second quarters of 2007, the statute of limitations for these liabilities expired or the vendors acknowledged no outstanding balance due. Accordingly, the related liabilities were decreased and credits of $0.5 million and $1.6 million were recorded within Operating Income in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007, respectively. We currently have approximately $0.7 million of payables remaining in our balance sheet for which the statute of limitation period is still open or a formal acknowledgement from the vendor has not been obtained. Accordingly, we may recognize additional operating income from the extinguishment of these liabilities in future periods.

9. Net Income Per Share
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (numerator for basic)	$9,613	$12,337	$23,855	$19,952
Add: Interest expense on convertible notes, net of tax	354	354	707	707

Adjusted net income (numerator for diluted)	$9,967	$12,691	$24,562	$20,659

Shares (denominator for basic and diluted):
Gross weighted average common shares outstanding	79,341	76,266	78,791	72,316
Less: weighted average shares issued and unvested	(103)	(109)	(103)	(109)

Shares used in computation of basic net income per share	79,238	76,157	78,688	72,207
Add: Dilutive effect of employee stock options and stock awards	5,448	5,128	5,121	5,337
Add: Dilutive effect of convertible debt	6,158	6,163	6,161	6,163

Shares used in computation of diluted net income per share	90,844	87,448	89,970	83,707

Basic net income per share	$0.12	$0.16	$0.30	$0.28
Diluted net income per share	$0.11	$0.15	$0.27	$0.25
     Using the “treasury stock method,” during the three months ended June 30, 2007 and 2006, 99 and 1,695, respectively, and during the six months ended June 30 2007, and 2006, 902 and 1,279, respectively, weighted average common stock equivalent shares related to stock options were excluded from the calculation of diluted net income per share, as their effect is anti-dilutive.
10. Segment Reporting
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

     Segment information for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30, 2007
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (2)		Total
Revenue	$94,162	(1)	$40,188	$21,625	$—		$155,975

Costs and expenses:
Cost of revenue	754	(1)	11,568	12,264	207		24,793
Client support	67,815		—	1,858	2,346		72,019
Product development	—		4,493	—	380		4,873
Sales and marketing	2,126		4,787	3,078	327		10,318
General and administrative	6,283		3,453	866	15,346	(3)	25,948
Amortization of intangible assets	2,120		298	494	—		2,912
Client reimbursed expenses	2,544		—	—	—		2,544

Total costs and expenses	81,642		24,599	18,560	18,606		143,407
Other operating income	505		—	—	—		505

Income (loss) from operations	$13,025		$15,589	$3,065	$(18,606)		13,073

Interest and other income, net							4,380
Interest expense							603

Income before income taxes							16,850
Provision for income taxes							7,237

Net income							$9,613

	Three Months Ended June 30, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (2)	Total
Revenue	$64,064	(1)	$29,683	$11,882	$—	$105,629

Costs and expenses:
Cost of revenue	1,254	(1)	7,817	6,044	143	15,258
Client support	43,089		—	939	2,430	46,458
Product development	—		3,031	—	577	3,608
Sales and marketing	1,397		3,837	1,716	381	7,331
General and administrative	4,193		2,562	536	4,419	11,710
Amortization of intangible assets	1,583		311	255	—	2,149
Client reimbursed expenses	1,242		—	—	—	1,242

Total costs and expenses	52,758		17,558	9,490	7,950	87,756

Income (loss) from operations	$11,306		$12,125	$2,392	$(7,950)	17,873

Interest and other income, net						3,746
Interest expense						582

Income before income taxes						21,037
Provision for income taxes						8,700

Net income						$12,337

	Six Months Ended June 30, 2007
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (2)		Total
Revenue	$177,215	(1)	$78,332	$43,049	$—		$298,596

Costs and expenses:
Cost of revenue	858	(1)	22,686	24,450	387		48,381
Client support	128,785		—	3,591	4,610		136,986
Product development	—		8,929	—	783		9,712
Sales and marketing	4,750		9,316	6,166	617		20,849
General and administrative	12,463		7,229	1,632	19,674	(3)	40,998
Amortization of intangible assets	4,027		642	986	—		5,655
Client reimbursed expenses	4,599		—	—	—		4,599

Total costs and expenses	155,482		48,802	36,825	26,071		267,180
Other operating income	1,551		—	—	—		1,551

Income (loss) from operations	$23,284		$29,530	$6,224	$(26,071)		32,967

Interest and other income, net							8,509
Interest expense							1,190

Income before income taxes							40,286
Provision for income taxes							16,431

Net income							$23,855

	Six Months Ended June 30, 2006
	Digital		Digital	Digital	Unallocated
	Marketing		Marketing	Performance	Corporate
	Services		Technologies	Media	Expenses (2)	Total
Revenue	$119,276	(1)	$57,352	$21,186	$—	$197,814

Costs and expenses:
Cost of revenue	1,981	(1)	15,046	11,323	286	28,636
Client support	85,232		—	1,681	4,717	91,630
Product development	—		5,955	—	1,333	7,288
Sales and marketing	2,986		7,552	2,682	751	13,971
General and administrative	6,373	(4)	5,000	948	8,647	20,968
Amortization of intangible assets	3,218		622	345	—	4,185
Client reimbursed expenses	2,110		—	—	—	2,110

Total costs and expenses	101,900		34,175	16,979	15,734	168,788

Income (loss) from operations	$17,376		$23,177	$4,207	$(15,734)	29,026

Interest and other income, net						5,445
Interest expense						1,164

Income before income taxes						33,307
Provision for income taxes						13,355

Net income						$19,952

(1)	A small portion of our media business generates revenue that is presented on a gross basis. Accordingly, both revenue and cost of revenue include the cost of media purchased for our clients.

(2)	For the three and six months ended June 30, 2007 and 2006, stock-based compensation expense included in unallocated corporate expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Cost of revenue	$207	$143	$387	$286
Client support	2,346	2,430	4,610	4,717
Product development	288	385	585	959
Sales and marketing	314	381	604	751
General and administrative	1,511	1,537	3,184	2,912

Total stock-based compensation	$4,666	$4,876	$9,370	$9,625

(3)	For the three and six months ended June 30, 2007, unallocated general and administrative expense includes $10,860 in investment banking fees and other expenses related to the Merger. See Note 4 for additional information about the Merger.

(4)	For the six months ended June 30, 2006, general and administrative expense for the digital marketing services segment includes the $1,900 reversal of a business tax liability. See Note 2 for additional information about this change in tax liability.
11. Legal Proceedings
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
     In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Razorfish and us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. Despite the uncertainties relating to the settlement, we do not currently believe we have any material financial exposure related to this litigation, and if we were to have financial exposure we believe it would be covered by insurance.
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
     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an introduction to aQuantive’s segments. In this section we discuss our results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. We then provide an analysis of changes in our cash flows and discuss our financial commitments in the section titled “Liquidity, Capital Resources and Commitments.”
Overview
     We are a digital marketing services and technology company that helps marketers acquire, retain and grow customers across digital media. We are organized into three segments: digital marketing services, digital marketing technologies and digital performance media.
     Merger Announcement
     On May 17, 2007, we entered into an Agreement and Plan of Merger with Microsoft Corporation (Microsoft) and Arrow Acquisition Company, a wholly owned subsidiary of Microsoft, providing for the acquisition of aQuantive, Inc. (aQuantive) by Microsoft through a merger of Arrow Acquisition Company into aQuantive (the Merger). Upon closing, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive an amount of cash equal to $66.50.
     Consummation of the Merger is subject to approval by our shareholders and certain other closing conditions. A special meeting of shareholders has been scheduled for August 9, 2007 to consider a proposal to approve the Merger Agreement. See Note 4 to our Condensed Consolidated Financial Statements for additional information.
   Acquisitions and Comparability of Operations
     Our results of operations for the three and six months ended June 30, 2007 include the results of several acquisitions included in the below table. The results of these acquisitions should be factored into the comparison of our three and six months ended June 30, 2007 and 2006 results.

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
   Digital Marketing Technologies (DMT)
     Our DMT segment consists of Atlas, a provider of digital marketing technologies and expertise and Accipiter, a publisher-side ad serving technology provider. Atlas’s software suite enables agencies and enterprise marketers to manage their entire digital marketing effort, including planning campaigns, displaying ads, search engine marketing and optimizing their websites. In addition, select publishers utilize Atlas to manage digital advertising inventory. Accipiter provides web publishers an inventory management solutions that enables the publishers’ direct sales force to maximize revenue earned from premium display and text placements.
   Digital Performance Media (DPM)
     Our DPM segment consists of DRIVEpm and Franchise Gator. DRIVEpm is a performance media and behavioral targeting business. DRIVEpm serves as an intermediary between online publishers and advertisers by procuring online advertising inventory from publishers and reselling that inventory to advertisers on a highly targeted basis. DRIVEpm has operations in both the United States and Europe. Franchise Gator is an extension of the performance media business, focused on the franchise industry, which addresses clients’ needs for online leads.
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
     There have been no changes to our critical accounting policies during the six months ended June 30, 2007 as compared to what was previously disclosed in our Form 10-K for the year ended December 31, 2006.
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

Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our segmental information included in Note 10 to our Condensed Consolidated Financial Statements.
     Revenue
     Revenue was $156.0 million and $298.6 million during the three and six months ended June 30, 2007, respectively, and $105.6 million and $197.8 million during the three and six months ended 2006, respectively. The increase in revenue is primarily due to the growth in demand for digital marketing services and technologies resulting from new client wins, increased spending from existing clients and additional revenue contributed by acquisitions.
     Revenue from digital marketing services increased to $94.2 million and $177.2 million for the three and six months ended June 30, 2007, respectively, from $64.1 million and $119.3 million for the three and six months ended June 30, 2006, respectively. The increase in revenue is primarily attributable to an increase in our clients’ advertising budgets leading to larger web development projects and increased volumes of media utilized in advertising campaigns in addition to an increasing client base. Additionally, the recently acquired international interactive agencies contributed $10.6 million and $16.7 million for the three and six months ended June 30, 2007, respectively.
     Revenue from digital marketing technologies increased to $40.2 million and $78.3 million for the three and six months ended June 30, 2007, respectively, from $29.7 million and $57.4 million for the three and six months ended June 30, 2006, respectively. The increase in revenue is primarily the result of increased use of the Atlas Digital Marketing Suite and increased volumes of advertisements displayed over the Internet by existing customers, combined with a consistent increase in client base of both agencies and direct advertisers around the world. Atlas Rich Media also contributed to revenue growth due to an increased demand for rich media advertisements and customer response to the integration of Atlas Rich Media in the Atlas Digital Marketing Suite. Accipiter, acquired in December 2006, contributed $2.4 million and $4.7 million for the three and six months ended June 30, 2007, respectively.
     Revenue from digital performance media was $21.6 million and $43.0 million for the three and six months ended June 30, 2007, respectively, as compared to $11.9 million and $21.2 million for the three and six months ended June 30, 2006, respectively. The increase in revenue is primarily due to our increased client base and an increase in spending from existing clients. Additionally, our acquisitions contributed $2.8 million and $6.0 million for the three and six months ended June 30, 2007, respectively.
  Cost of Revenue
     Cost of revenue was $24.8 million and $48.4 million for the three and six months ended June 30, 2007, respectively, and $15.3 million and $28.6 million for the three and six months ended June 30, 2006, respectively. Cost of revenue increased primarily due to the growth in our digital technologies and digital performance media segments.
     Cost of revenue associated with our digital marketing technologies segment consists primarily of the salaries and related expenses of the client support personnel and personnel directly supporting the maintenance of our technology used to display advertisements over the Internet. In addition, cost of revenue includes bandwidth and technology infrastructure costs associated with delivering advertisements over the Internet. Cost of revenue associated with digital marketing technologies increased to $11.6 million and $22.7 million for the three and six months ended June 30, 2007, respectively, from $7.8 million and $15.0 million for the three and six months ended June 30, 2006, respectively. Cost of revenue increased primarily due to an increase in salary and related expenses related to an increase in technology support personnel and the acquisition of Accipiter. The increase in cost of revenue was also due to increased depreciation expense related to capital investments in our technology infrastructure for the build out of new data centers and amortization expense of developed technology.
     Cost of revenue associated with our digital performance media line of business was $12.3 million and $24.5 million for the three and six months ended June 30, 2007, respectively, and $6.0 million and $11.3 million for the three and six months ended June 30, 2006, respectively, and relates to the cost of the advertising space purchased from websites to resell to our clients. The increase in cost of revenue is primarily due to increased volumes of advertising space sold as a result of an increased client base and increased spending levels from our existing clients.

   Client Support
     Client support expenses associated with our digital marketing services segment consist primarily of salaries and related expenses for client support personnel for our U.S.-based interactive advertising agency, Avenue A | Razorfish, and our international creative and interactive agencies. Client support also includes expenses for contractors retained for their specialized skill sets to work on client projects. Client support expenses associated with digital marketing services increased to $67.8 million and $128.8 million for the three and six months ended June 30, 2007, respectively, from $43.1 million and $85.2 million for the three and six months ended June 30, 2006, respectively. The increase in client support expenses was due in part to the contributions from the international creative and interactive agencies acquired subsequent to June 30, 2006, which contributed $9.2 million and $14.4 million of client support expenses during the three and six months ended June 30, 2007, respectively. Client support expenses also increased due to additional client support personnel at Avenue A | Razorfish hired to support increased spending from existing clients and to support new clients and projects.
     Client support expenses associated with our digital performance media segment consist primarily of salaries and related expenses for client support personnel for DRIVEpm and Franchise Gator. Client support expenses associated with digital performance media were $1.9 million and $3.6 million during the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2006, respectively. Client support expenses increased due to higher headcount, and related expenses resulting from the growth of business.
     Product Development
     Product development expenses consist primarily of salaries and related expenses for product development personnel associated with our digital marketing technologies segment. Product development expenses for our digital marketing technologies segment increased to $4.5 million and $8.9 million for the three and six months ended June 30, 2007, respectively, compared to $3.0 million and $6.0 million for the three and six months ended June 30, 2006, respectively. The increase in expense was primarily due to an increase in product development personnel necessary to support the continued development of Atlas Publisher, Atlas Rich Media and Atlas Search, enhance our existing Atlas Digital Marketing Suite and invest in new technologies.
     Sales and Marketing
     Sales and marketing expenses associated with our digital marketing services segment consist primarily of salaries and commissions and related expenses for personnel dedicated entirely to the sales and marketing efforts of our US-based interactive agency, Avenue A | Razorfish and our international agencies. In addition, sales and marketing expenses include professional service fees and marketing costs such as trade shows, the costs of advertising our services in trade publications and the cost of client and publisher summits. Sales and marketing expenses associated with digital marketing services increased to $2.1 million and $4.8 million for the three and six months ended June 30, 2007, from $1.4 million and $3.0 million for the three and six months ended June 30, 2006. The increase in sales and marketing expenses consist primarily of an increase in payroll expenses related to our sales and marketing personnel.
     Sales and marketing expenses associated with our digital marketing technologies segment consist primarily of salaries and commissions and related expenses for our sales force. In addition, these expenses include salaries of sales and marketing personnel and marketing costs such as trade shows and the costs of advertising our services on the Internet. Sales and marketing expenses associated with digital marketing technologies increased to $4.8 million and $9.3 million for the three and six months ended June 30, 2007 from $3.8 million and $7.6 million for the three and six months ended June 30, 2006. This increase was primarily due the acquisition of Accipiter.
     Sales and marketing expenses associated with our digital performance media segment consist primarily of salaries and commissions and related expenses for our DRIVEpm and Franchise Gator sales force. Sales and marketing expenses increased to $3.1 million and $6.2 million for the three and six months ended June 30, 2007 from $1.7 million and $2.7 million for the three and six months ended June 30, 2006. Over the past year, our digital performance media segment, particularly DRIVEpm, increased the number of sales personnel significantly.
     General and Administrative
     General and administrative expenses consist of the salaries and related expenses for executive, legal, finance, human resource, corporate IT and administrative personnel, professional fees, insurance and other general corporate expenses such as depreciation and facilities costs for our corporate headquarters in Seattle. General and administrative expenses included in our digital marketing services, technologies, and performance media segments consist primarily of a direct allocation of these corporate costs based on headcount in each segment. General and administrative expenses increased to $25.9 million and $41.0 million for the three and six months ended June 30, 2007, respectively, from $11.7 million and $21.0 million for the three and six months ended June 30, 2006, respectively. The increase in general and administrative expenses was primarily due to $10.9 million in investment banking fees and other expenses related to the Merger (see Note 4 to our Condensed Consolidated Financial Statements). Additionally, salary and facilities-related expenses increased due to additional corporate headcount needed to support the growth of our operating units along with costs associated with continued development and support of our corporate financial systems. The increase was also due to higher business tax expense in the first quarter 2007 due to the reversal of a business tax accrual of $1.9 million that occurred in the first quarter of 2006. The reversal of the tax accrual resulted from the settlement of the audit with the City of Seattle during the three and six months ended June 30, 2006 as further discussed in Note 2 to our Condensed Consolidated Financial Statements.
     Amortization of Intangible Assets
     Amortization of intangible assets relates primarily to customer relationships purchased through various acquisitions. Amortization of intangible assets was $2.9 million and $5.7 million during the three and six months ended June 30, 2007, respectively, compared to $2.1 million and $4.2 million during the three and six months ended June 30, 2006, respectively. The increase in expense is due to the amortization of intangible assets related to the acquisitions of Franchise Gator in May 2006, Amnesia in July 2006, Neue Digitale in August 2006, eCrusade in October 2006, Accipiter in December 2006 and Duke in March 2007. Amortization of intangible assets associated with purchased technology is recorded as a cost of revenue and was $0.4 million and $0.9 million during the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2006, respectively. The increase is primarily due to Accipiter technology acquired in December 2006.
     Client Reimbursed Expenses
     Client reimbursed expenses include all reimbursable project expenses that are billable to our clients. These reimbursable project expenses are also recorded as a component of revenue. We recorded $2.5 million and $4.6 million of client reimbursed expenses for the three and six months ended June 30, 2007, compared to $1.2 million and $2.1 million for the three and six months ended June 30, 2006. The increase in client reimbursed expenses is primarily due to increased project expenses incurred to support new clients and increased spending by existing clients in the creative and web development business.
     Other Operating Income
     Other operating income includes credits resulting from the extinguishment of liabilities related to media served prior to 2004. In the first six months of 2007, the statute of limitations for these liabilities expired or the vendors formally acknowledged no outstanding balances due. Accordingly, the related liabilities were decreased and a $0.5 million and $1.6 million credit was recorded within Operating Income in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007, respectively. We currently have approximately $0.7 million remaining in our balance sheet for which the statute of limitation period is still open or a formal acknowledgment from the vendor has not been obtained. As a result, we may recognize additional operating income from the extinguishment of these liabilities in future periods.
     Income from Operations
     During the three and six months ended June 30, 2007, the digital marketing services segment generated $13.0 million and $23.3 million of income from operations, or 14% and 13% of digital marketing services revenue, compared to $11.3 million and $17.4 million, or 18% and 15% of digital marketing services revenue, during the three and six months ended June 30, 2006. The decrease in operating margins is primarily due to the impact of our recent international acquisitions. Additionally, an increase in business tax expense for the six months of 2007 when compared to the same period in the prior year due to the reversal of a $1.9 million business tax accrual that occurred in the first quarter of 2006, contributed to the decrease in operating margins.
     The digital marketing technologies segment generated $15.6 million and $29.5 million of income from operations, or 39% and 38% of digital marketing technologies revenue, during the three and six months ended June 30, 2007, compared to $12.1 million and $23.2 million, or 41% and 40% of digital marketing technologies revenue, during the three and six months ended June 30, 2006. The decrease in operating margins was primarily due to increased cost of revenue as a result of investments made in our technology infrastructure and increased product development expenses primarily due to additional product development personnel.
     The digital performance media segment generated $3.1 million and $6.2 million of income from operations, or 14% of digital performance media revenue during the three and six months ended June 30, 2007, compared to income from operations of $2.4 million and $4.2 million, or 20% of revenue during the three and six months ended June 30, 2006. The decrease in operating margins is primarily due to higher cost of inventory sold in 2007 and an increase in headcount in the sales and marketing department.
     Interest and Other Income, Net
     Net interest and other income consists primarily of earnings on our cash, cash equivalents, investments and foreign currency transaction exchange gains and losses. Net interest and other income was $4.4 million and $8.5 million for the three and six months ended June 30, 2007, respectively, compared to $3.7 million and $5.4 million for the three and six months ended June 30, 2006, respectively. The increase in net interest and other income was a result of interest income earned from the investment of proceeds from the equity offering which was completed in March 2006 and the proceeds from the exercise of the over-allotment option in April 2006 combined with higher interest rates on invested cash balances. Foreign currency transaction gains and losses were not significant for the three and six months ended June 30, 2007 and 2006.
     Interest Expense
     Interest expense was $0.6 million and $1.2 million during the three and six months ended June 30, 2007, and remained unchanged compared to the same period in 2006. Interest expense relates to the outstanding convertible debt bearing an annual interest rate of 2.25 percent.
     Provision for Income Taxes
     The provision for income taxes was $7.2 million and $16.4 million during the three and six months ended June 30, 2007, compared to $8.7 million and $13.4 million during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2007, we recorded a provision for income taxes based on an effective tax rate of 43% and 41%. During the three and six months ended June 30, 2006 our effective tax rate was 41% and 40%. For interim reporting purposes, we record our income tax provision based on our estimated annual effective tax rate as of the end of each quarter. The increase in our effective tax rate in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 is primarily due to the expectation that income will be earned in higher taxed jurisdictions in 2007 as a result of our continued international expansion.
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
     As of June 30, 2007, we had cash and cash equivalents of $95.1 million, investments in marketable securities of $214.6 million, and $79.7 million of convertible debt on our Condensed Consolidated Balance Sheet.
     Net Cash from Operating Activities
     Net cash provided by operating activities was $5.7 million and $35.9 million during the six months ended June 30, 2007 and 2006, respectively. Our net cash provided by operating activities is primarily a result of our net income adjusted by non-cash expenses such as depreciation and amortization, stock-based compensation expense and changes in operating assets and liabilities, which are influenced by the timing of cash collections from our clients and cash payments for purchases of media and other expenses.
     In the six months ended June 30, 2007 the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, stock-based compensation, and decreases in our net deferred tax assets and, which were offset by decreases in accounts payable and excess tax benefits from stock option exercises. The decrease in our net deferred tax assets during the six months ended June 30, 2007 is primarily due to the utilization of net operating loss carry-forwards during the period. The decrease in the accounts payable balance is primarily due to the timing of cash payments to publishers during the six months ended June 30, 2007. Pursuant to the provisions of SFAS No. 123(R), cash flows from the tax benefits resulting from tax deductions in excess of compensation cost recognized in our income statement have been classified as a reduction of operating cash flows and amounted to $25.9 million in the six months ended June 30, 2007.
     In the six months ended June 30, 2006 the difference between reported net income and cash provided by operating activities was primarily due to depreciation and amortization, stock-based compensation expense, and increases in pre-billed media, which were offset by increases in accounts receivable and excess tax benefit from stock option exercises. The increase in pre-billed media was primarily due to certain clients prepaying for advertising space they planned to use for interactive advertising campaigns during the remainder of 2006. The increase in accounts receivable was due to the growth of our business and higher pre-billed media. The effect of tax benefits from option exercises presented as a reduction of operating cash flows were $10.8 million in the six months ended June 30, 2006.
     Net Cash from Investing Activities
     Our investing activities include the purchase and sale of investments, purchases of property and equipment, and the funding of acquisitions. Net cash used in investing activities was $100.8 million and $56.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase is mainly the result of higher investments in marketable securities and purchases of other long-term investments, which were partially offset by decreases in business acquisitions.
     In accordance with our investment policy, we purchase primarily investment-grade marketable securities. During the six months ended June 30, 2007 and 2006, we had net purchases of marketable securities of $64.7 million and proceeds of $2.5 million, respectively. In January 2007, we also made an investment of $4.2 million in Japan-based Digital Palette, which is further described in Note 3 to our Condensed Consolidated Financial Statements.
     Capital expenditures relate primarily to the purchase of computers and software for general operational purposes, including our ad serving capabilities, the development of our proprietary technology and leasehold improvements for our facilities. During the six months ended June 30, 2007 and 2006, capital expenditures were $18.3 million and $11.0 million, respectively.
     The following table summarizes cash used to fund various acquisitions during the six months ended June 30, 2007 and 2006. Amounts represent cash consideration paid, including transaction costs, post-closing requirements and contingency payments earned, net of cash acquired.

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Duke	$9,435	$—
Franchise Gator	1,986	19,583
eCrusade	708	—
TechnologyBrokers/Media Brokers	687	—
Accipiter	768	—
GO TOAST		1,333
iFRONTIER	—	26,460
NetConversions	—	582

Total cash payments	$13,584	$47,958

     Net Cash from Financing Activities
     Our financing activities primarily relate to the proceeds from issuance of common stock through our stock option and employee stock purchase plans and our excess tax benefits from stock option exercises. In 2006 it also includes the proceeds of $198.3 million from issuance of common stock in a follow-on public offering.
     Proceeds from the exercises of common stock options and issuance of common stock through our employee stock purchase plan were $16.2 million and $9.1 million for the six months ended June 30, 2007 and 2006, respectively. The increase in proceeds was primarily due to the increase in the price of our common stock, which led to an increased volume of stock option exercises.
     Pursuant to SFAS No. 123(R), the cash flows from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) have been classified as financing cash inflows. For the six months ended June 30, 2007 and 2006, cash flows from excess tax benefits on option exercises were $25.9 million and $10.8 million, respectively.
     We believe that our current cash, cash equivalents and short-term investments, together with cash from operating activities, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, debt service, and future contingent payments for our acquired businesses for at least the next 12 months.

     Contractual Obligations
     As of June 30, 2007, we had material commitments related to our convertible debt and operating leases for office space and office equipment. In addition, we had material obligations related to ad content delivery services and guaranteed payments to selling shareholders of businesses acquired prior to June 30, 2007. The following are our contractual commitments and obligations as of June 30, 2007 (in thousands):

	Six Months
	Ending	Year Ending December 31,
	December 31,				2011 and
	2007	2008	2009	2010	Thereafter	Total
Commitments:
Operating leases	$13,627	$14,520	$13,980	$13,529	$42,198	$97,854
Ad content delivery services	2,595	4,336	—	—	—	6,931
Convertible debt (including interest payments)	900	1,800	1,800	1,800	104,915	111,215
Accrued liabilities (1)	6,206	2,760	100	100	175	9,341

Total commitments	$23,328	$23,416	$15,880	$15,429	$147,288	$225,341

(1)	Accrued liabilities mostly relate to short and long term payments to selling shareholders of businesses acquired during 2006 and 2007. These short and long term liabilities amount to $9.0 million and $0.3 million, respectively and are presented in the liability section of our Consolidated Balance Sheet at June 30, 2007.
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

	Year Ending December 31,
	2008		2009		2010		2011
	Low	High	Low	High	Low	High	Low	High
Digital Marketing Services	$—	$—	$39,500	$77,700	$5,800	$8,700	$3,500	$12,200
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk
     The primary objective of our investment activities is to preserve capital while at the same time maximizing yield without significantly increasing risk. As of June 30, 2007 we had short-term and long-term marketable securities of $214.6 million and $14.8 million, respectively. We classify our investments in marketable securities as short-term or long-term based on their maturities from purchase date and our reasonable expectation as to when they will be converted into cash. We classify all our investments in marketable securities as available-for-sale securities, which are carried at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity. As of June 30, 2007, unrealized gains and losses in our marketable securities were not significant. Our exposure to market risk includes interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are investment-grade debt securities issued by corporations and U.S. government agencies. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Our investments are of a short-term nature; as of June 30, 2007 our portfolio had a weighted-average time to maturity of less than six months. We place our investments with high-quality issuers and limit the amount of credit exposure to any one issuer. Due to the nature of our investments and their short maturity, we believe that we are not subject to any material market risk exposure.
     As of June 30, 2007, we had $79.7 million in outstanding fixed-rate convertible debt with an interest rate of 2.25%. The fair value of this debt has historically been subject to change as a result of movements in interest rates. Given the pending acquisition of aQuantive, Inc. by Microsoft (see Note 4 to our Condensed Consolidated Financial Statements) at June 30, 2007, the market value of our fixed-rate long-term convertible debt would not be impacted by the interest rate changes as our convertible notes were trading at their conversion value.

     Foreign Currency Exchange Rate Risk
     Several of our recent acquisitions have related purchase agreements that provide for future contingent payments that are denominated in foreign currencies and are based on the operating performance of the acquired businesses over a period of time. We do not record a liability until the contingency is resolved and the additional consideration is determinable beyond reasonable doubt. We are subject to foreign exchange risk on these future payments. We have estimated a range for these future payments which is disclosed in Note 3 to our Condensed Consolidated Financial Statements. These future payments have not been recorded in our Condensed Consolidated Balance Sheet as of June 30, 2007. An assumed decline of the US dollar against these currencies would result in additional cash payments ranging from $2.4 million to $4.9 million (5% rate decline), $4.9 million to $9.9 million (10% rate decline) and $9.8 million to $19.7 million, (20% rate decline). Any additional payment amounts resulting from foreign exchange rate fluctuations until the contingency is resolved will be recorded as an increase to goodwill with no impact on our future results of operations.
     Certain foreign-currency denominated amounts due to the selling shareholders of acquired businesses have been accrued on our Condensed Consolidated Balance Sheet at June 30, 2007. An assumed decline of 5%, 10% and 20% of the US dollar against these currencies would result in an increase of our liability of $0.3 million, $0.5 million and $1.1 million, respectively. Foreign currency fluctuations between June 30, 2007 and the date the payment is made for these accrued amounts will be recorded as a foreign currency gain or loss in our Condensed Consolidated Statement of Operations.
     We transact business in the United Kingdom, France, Germany, Australia and China and are thus subject to exposure from adverse movements in foreign currency exchange rates. The assets and liabilities of our foreign subsidiaries have functional currencies other than the US dollar and are translated to US dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. A 10% appreciation in the US dollar during the three and six-months ended June 30, 2007 would have resulted in a reduction of income before provision for income taxes of $0.3 million and $0.7 million for the three and six months ended June 30, 2007, respectively. A 10% adverse change in the foreign currency rates as of June 30, 2007 would have resulted in a $13.6 million decrease of our foreign subsidiaries’ net assets, excluding intercompany balances. Such a change in our results and financial position would have resulted from applying a different exchange rate to translate and revalue the financial statements of our foreign subsidiaries. Our foreign operations are also subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and regulations and restrictions, and foreign currency exchange rate volatility. Accordingly, our results could be adversely affected by changes in these or other factors.
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
Changes in Internal Controls
     No change was made to our internal controls over financial reporting for the three and six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Razorfish and us, was submitted to the court for approval. On August 31, 2005, the court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon a stipulation among the parties to the settlement. Plaintiffs have indicated that they will seek to amend their allegations and file amended complaints. It is uncertain whether there will be any revised or future settlement. Despite the uncertainties relating to the settlement, we do not currently believe we have any material financial exposure related to this litigation, and if we were to have financial exposure we believe it would be covered by insurance.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Shareholders on May 9, 2007. 73,887,926 shares were represented in person or by proxy constituting 94.05 percent of the outstanding shares and entitled to vote at the annual meeting.
     Proposal Number 1 — Election of Directors, to serve until the 2010 Annual Meeting of Shareholders, or until their respective successors are elected and qualified:

	For	Withheld
Linda J. Srere	73,547,891	340,035
Jaynie M. Studenmund	73,481,030	406,896
     Three continuing directors, Nicolas J. Hanauer, Brian P. McAndrews and Jack Sansolo, PhD, have terms that expire in 2008 and continuing directors, Richard P. Fox and Michael B. Slade, have terms expiring in 2009.
     Proposal Number 2 — Ratification of KPMG LLP to act as independent registered public accounting firm for fiscal year 2007:

For	73,557,231
Against	274,376
Abstain	56,319

ITEM 6. EXHIBITS
2.1	Agreement and Plan of Merger by and among Microsoft Corporation, Arrow Acquisition Company, and aQuantive, Inc., dated as of May 17, 2007 (incorporated herein by reference to Exhibit 2.1 filed with our current Report on Form 8-K filed May 18, 2007).

31.1	Certification of Brian P. McAndrews Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of M. Wayne Wisehart Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Brian P. McAndrews Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of M. Wayne Wisehart Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2007.

AQUANTIVE, INC.

By:	/s/ M. WAYNE WISEHART M. Wayne Wisehart
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)